Form 10-Q
period 1995-12-31
CENTRAL PARKING CORP
filed 1996-02-15
CIK 949298

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1995

Commission file number 001-13950



CENTRAL PARKING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)



Tennessee
(State or Other Jurisdiction ofIncorporation or Organization)

62-1052916
(I.R.S. Employer Identification No.)


2401 21st Avenue South,
Suite 200, Nashville, Tennessee
(Address of Principal Executive Offices)

37212
(Zip Code)



Registrant's Telephone Number, Including Area Code:
(615) 297-4255


Former name, address and fiscal year, if changed since last report:
Not Applicable



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO ___


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


Class                                        Outstanding at February 6, 1996
Common Stock, $0.01 par value                          11,611,665

INDEX

CENTRAL PARKING CORPORATION

                                                                PAGE
PART 1. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

	Condensed consolidated balance sheets
        --- December 31, 1995 and September 30, 1995            3


	Condensed consolidated statements of earnings
        --- three months ended December 31, 1995 and 1994       4

	Condensed consolidated statements of cash flows
        --- three months ended December 31, 1995 and 1994       5

        Notes to condensed consolidated financial statements    6

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     6


PART 2. 	OTHER INFORMATION

Item 3. Submission of Matters to a Vote of Security Holders     7

Item 6. Exhibits and Reports on Form 8-K                        7



        SIGNATURES                                              8

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets

Amounts in thousands


                                                  December 31,  September 30,
                                                      1995         1994
                                                  (Unaudited)    (Audited)
Assets

Current assets:
    Cash and cash equivalents                      $  22,983    $  10,218
    Management accounts receivable                     7,928        6,771
    Accounts and current portion of
      notes receivable                                 5,564        5,732
    Prepaid expenses                                   3,976        3,800

                Total current assets                  40,451       26,521

Investments, at cost                                   4,308        4,246
Notes receivable, less current portion                 4,331        4,382
Property, equipment, and leasehold
   improvements, net                                  35,036       24,279
Contract rights, net                                  6,498        6,367
Investment in limited partnerships                     1,240          990
Investment in general partnerships                     1,379        1,450
Other assets                                           1,903        2,205
                                                   $  95,146    $  70,440

Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                               $  10,411    $  10,952
    Accrued payroll and related costs                  3,852        4,608
    Accrued expenses                                   3,272          968
    Management accounts payable                        4,908        5,632
    Income taxes payable                               2,728        1,565
    Deferred income taxes                                120          120

                Total current liabilities             25,291       23,845

Deferred compensation                                  3,134        4,601
Deferred income taxes                                    608          634

                Total liabilities                     29,033       29,080

Shareholders' equity :
    Common stock, $.01 par value; 30,000,000
      shares authorized, 11,611,665 issued
      and outstanding                                    116          102
    Additional paid-in capital                        31,571        8,198
    Foreign currency translation adjustment               (2)          51
    Retained earnings and additional paid
      in capital                                      34,428       33,009

                Total shareholders' equity            66,113       41,360

                                                   $  95,146    $  70,440
-3-

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                               Unaudited

Amounts in thousands

                                                         Three months ended
                                                             December 31,
                                                         1995            1994
Cash flows from operating activites:
 Net income                                            $ 3,228       $   2,641
 Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Depreciation                                             567            566
   Amortization of contract rights                          201            190
   Amortization of deferred compensation cost                16              -
   Equity in partnership and joint
     venture (earnings)                                    (164)           (74)
   Net gain on sales of property and equipment              (41)             -
   Deferred income taxes                                    (26)          (134)
   Changes in operating assets and liabilities:
     (Increase) decrease in management accounts
       receivable                                        (1,157)          (236)
     (Increase) decrease in notes and accounts
       receivable -                                         218         (1,203)
     (Increase) decrease in prepaid expenses               (176)           318
     (Increase) decrease in other assets                    376            (91)
     Increase (decrease) in accounts payable,
       accrued expenses and deferred compensation         1,066            451
     Increase (decrease) in management
       accounts payable                                    (724)           101
     Increase (decrease) in income taxes payable          1,163            866
   Net cash provided by operating activities              4,547          3,395

Cash flows from investing activities:
 Proceeds from sales of property and equipment            3,560             18
 Investments in notes receivable                              -           (732)
 Purchase of property, equipment and leasehold
   improvements                                         (14,843)        (1,105)
 Purchase of contract rights                               (332)           121
 Investment in general and limited partnerships             (88)            (4)
 Purchase of investments                                    (62)          (151)
   Net cash used by investing activities                (11,765)        (1,853)

Cash flows from financing activities:
 Dividends paid                                               -           (350)
 Proceeds from issuance of common stock, net             20,036              -
   Net cash provided (used) by financing activities      20,036           (350)

Foreign currency translation                                (53)           (22)
   Net increase in cash and cash equivalents             12,765          1,170
Cash and cash equivalents at beginning of period         10,218         12,026

Cash and cash equivalents at end of period             $ 22,983       $ 13,196

Non-cash transactions:
Exchange of properties, net                            $  2,804              -
Conversion of deferred compensation payable
  to restricted stock                                  $  1,874              -

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited

Amounts in thousands, except per share data

                                              Three months ended
                                                  December 31,
                                             1995             1994
Revenues:
   Parking services                    $      25,16       $    22,230
   Management contract services               8,088             7,638
         Total revenues                      33,251            29,868

Costs and expenses:
   Cost of parking services                  22,513            19,830
   Cost of management contracts               2,524             2,352
   General and administrative                 4,079             3,906
         Total costs and expenses            29,116            26,088

         Operating earnings                   4,135             3,780

Other income (expenses):
   Interest income                              589               274
   Net gain on sales of property and             41                 -
     equipment, net
   Equity in partnership and joint
     venture earnings                           164                74
         Other income, net                      794               348

         Earnings before income taxe          4,929             4,128

         Income Taxes                         1,701             1,487
         Net earnings                      $  3,228          $  2,641

Weighted average common shares and
   common share equivalents              11,478,000        11,478,000

Net earnings per common share              $   0.28          $   0.26
Dividends per common share                 $   0.03          $   0.01

CENTRAL PARKING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1995 (included in the Company's Annual Report on Form 10-K).

Initial Public Offering

On October 10, 1995, the Company7 completed an initial public offering of common stock in which 1,243,000 shares were sold by the Company for net proceeds of $20.2 million. In addition, 1,837,000 shares of common stock were sold by certain shareholders of the Company.


Income Per Share

Income per share has been computed by dividing net income for each period by the weighted average number of shares and share equivalents outstanding during the applicable period.

Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent (3%).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1995 is incorporated herein by reference.

Parking revenues for the first quarter of fiscal 1996 increased to $25.2 million from $22.2 million in the first quarter of fiscal 1995, an increase of $2.9 million or 13.2%. The increase resulted primarily from the net addition of 58 leased and owned locations over the same quarter last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations decreased to $2.9 million from $4.4 million. The decrease in foreign revenues was a result of the termination of one leased location.

Management contract revenue for the first quarter of fiscal 1996 increased to $8.1 million from $7.6 million in the first quarter of fiscal 1995, an increase of $450 thousand or 5.9%. The increase resulted from a net increase in the number of management contracts from 652 to 736.

Cost of parking in fiscal first quarter 1996 increased to $22.5 million from $19.8 million in fiscal first quarter 1995, an increase of $2.7 million, or 13.5%.

Payroll expense represented $750 thousand of the increase, principally as a result of additional pay increases and an increase in the number of net new locations.

Cost of management contracts in fiscal first quarter 1996 increased to $2.5 million from $2.4 million for the first fiscal quarter in 1995, an increase of $172 thousand or 7.3%. The increase in cost of management contract expense is attributable to the increased revenue generated on the addition of net new contracts of this year versus last year.

General and administrative expenses increased to $4.1 million for the first quarter of fiscal 1996 from $3.9 million in fiscal first quarter 1995, an increase of $173 thousand or 4.4%.

General and administrative expenses were, as a percentage of the revenues, 12.3% for the first quarter of 1996, compared to 13.1%, a reduction of 0.8% as a percentage of sales. The reduction was primarily a result of reduced payroll expense due to the reduced payroll for key executives combined with the spreading of a number of fixed costs over a larger revenue base.

Interest income increased to $589 thousand for the first quarter of fiscal 1996, from $274 thousand in the first quarter of fiscal 1995, an increase of $315 thousand or 115.0% percent. The increase in interest income is a result of the proceeds of $20.2 million received from the IPO on October 10, 1995.

Income taxes increased to $1.7 million for the first quarter of fiscal 1996 from $1.5 million in the first fiscal quarter in 1995, an increase of $214 thousand or 14.3%. The tax rate for the 1996 quarter was 34.5% compared to 36% for the 1995 quarter. The decrease in the tax rate is attributable primarily to interest income on tax exempt investments in 1996 increasing. The trend of this tax rate is not expected to continue.

PART II  --  OTHER INFORMATION

Item 3. Submission of Matters to a Vote of Security-Holders

        No matter was submitted to a vote of the Company's security-holders during the three months ended December 31, 1995.

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits

			27.	Financial Data Schedule (EDGAR Filing Only)

		(b)	Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the three months ended December 31, 1995.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTRAL PARKING CORPORATION


Date:  February  14, 1996               By:/s/Stephen A. Tisdell
                                              Stephen A. Tisdell
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                         Date

/s/ Monroe Carell, Jr.      Chairman of the Board,        February 14, 1996
    Monroe Carell, Jr.      Chief Executive Officer and
                            Director

/s/ Stephen A. Tisdell      Chief Financial Officer       February 14, 1996
    Stephen A. Tisdell      (Principal Financial and
                            Accounting Officer)

EXHIBIT INDEX


Exhibit
Number  Document

2 Plan of Recapitalization, effective October 9, 1995 (Incorporated by reference to Exhibit 2 to the Company's Registration Statement No. 33-95640 on Form S-1.)

3.1 Form of Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95640 on Form S-1.)

4       Form of Common Stock Certificate (Incorporated by reference to Exhibit
        4.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.1    Executive Compensation Plans and Arrangements

        (a) 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (b) Form of Option Agreement under Key Personnel Plan (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (c)     1995 Restricted Stock Plan (Incorporated by reference to
                Exhibit 10.5.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (d) Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5.2 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (e) Form of Employment Agreements with Executive Officers (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (f) Monroe J. Carell, Jr. Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (g) Monroe J. Carell, Jr. Revised Deferred Compensation Agreement, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (h) James H. Bond Employment Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (I) Performance Unit Agreement between Central Parking Corporation and James H. Bond (Incorporated by reference to Exhibit
                10.11.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

        (j) Modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1(j) to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.)

        (k) James H. Bond Severance Agreement (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.2 1995 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.3 Form of Option Agreement under Directors Plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.4 Central Parking System, Inc. Profit Sharing Plan, as amended (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.5 Form of Indemnification Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.6 Indemnification Agreement for Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.7    Form of Management Contract (Incorporated by reference to Exhibit
        10.14 to the Company's Registration Statement No. 33-95640 on Form
        S-1.)

10.8 Form of Lease (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.9    1996 Employee Stock Purchase Plan (Incorporated by reference to Exhibit
        10.16 to the Company's Registration Statement No. 33-95640 on Form
        S-1.)

10.10 Exchange Agreement between the Company and Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.11 Separation Agreement between the Company and Calvin L. Friddle (Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement No. 33-95640 on Form S-1.)