Form 10-Q
period 1996-03-31
CENTRAL PARKING CORP
filed 1996-05-15
CIK 949298

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended March 31, 1996

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


Class                                        Outstanding at March 31, 1996
Common Stock, $0.01 par value                          17,433,781

                                 INDEX

                      CENTRAL PARKING CORPORATION


PART 1.   FINANCIAL INFORMATION                                          PAGE

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets
          --- March 31, 1996, September 30, 1995, and March 31, 1995      3


          Condensed consolidated statements of earnings
          --- three and six months ended March 31, 1996 and 1995          4 - 5

          Condensed consolidated statements of cash flows
          --- three and six months ended March 31, 1996 and 1995          6

          Notes to condensed consolidated financial statements            7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8 - 9


PART 2.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 6.   Exhibits and Reports on Form 8-K                                10


          SIGNATURES                                                      11

                                 PART I

                     Item 1.  Financial Statements

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets

Amounts in thousands                      March 31,   September 30,   March 31,
                                            1996          1995          1995
                                         (Unaudited)   (Audited)     (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                $ 26,916    $ 10,218      $ 12,880
  Management accounts receivable              7,741       6,771         5,940
  Accounts and current portion of
    notes receivable                          3,245       5,732         2,506
  Prepaid expenses                            3,859       3,800         3,796
  Deferred income taxes                           0           0            21
         Total current assets                41,761      26,521        25,143

Investments, at cost                          4,367       4,246         4,135
Notes receivable, less current portion        4,265       4,382         3,061
Property, equipment, and leasehold
  improvements, net                          36,209      24,279        21,512
Contract rights, net                          6,279       6,367         6,747
Investment in limited partnerships            1,235         990         1,033
Investment in general partnerships            1,413       1,450           937
Other assets                                  2,031       2,205         1,761
                                           $ 97,560    $ 70,440        64,329

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                         $  9,461    $ 10,952      $  8,825
  Accrued payroll and related costs           5,071       4,608         3,959
  Accrued expenses                            4,471         968         2,563
  Management accounts payable                 4,610       5,632         5,912
  Income taxes payable                        1,179       1,565         1,489
  Deferred income taxes                           0         120             0

         Total current liabilities           24,792      23,845        22,748

Deferred compensation                         2,491       4,601         4,218
Deferred income taxes                         1,081         634           950

         Total liabilities                   28,364      29,080        27,916

Shareholders' equity :
  Common stock, $.01 par value;
    30,000,000 shares authorized,
    17,417,481 issued and outstanding           174         102           102
  Additional paid-in capital                 31,513       8,198         8,198
  Foreign currency translation adjustment       (32)         51            97
  Retained earnings                          37,541      33,009        28,016

         Total shareholders' equity          69,196      41,360        36,413
                                             97,560      70,440        64,329
See accompanying notes to condensed consolidated financial statements.

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited

Amounts in thousands, except per share data

                                              Three Months Ended
                                                   March 31,
                                             1996             1995
Revenues:
   Parking services                    $     27,600       $    23,439
   Management contract services               8,080             7,717
         Total revenues                      35,680            31,156

Costs and expenses:
   Cost of parking services                  24,947            21,480
   Cost of management contracts               2,702             2,503
   General and administrative                 4,436             4,032
         Total costs and expenses            32,085            28,015

         Operating earnings                   3,595             3,141

Other income:
   Interest income                              530               369
   Net gains on sales of property and         1,142                 -
     equipment, net
   Equity in partnership and joint
     venture earnings                            65                20
         Other income, net                    1,737               389

         Earnings before income taxes         5,332             3,530

         Income Taxes                         1,867             1,270
         Net earnings                      $  3,465          $  2,260

Weighted average common shares and
   common share equivalents              17,522,563        15,372,000

Net earnings per common share              $   0.20          $   0.15
Dividends per common share                 $   0.02          $   0.01



See accompanying notes to condensed consolidated financial statements.

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited

Amounts in thousands, except per share data

                                               Six Months Ended
                                                   March 31,
                                             1996             1995
Revenues:
   Parking services                    $     52,763       $    45,669
   Management contract services              16,168            15,355
         Total revenues                      68,931            61,024

Costs and expenses:
   Cost of parking services                  47,460            41,310
   Cost of management contracts               5,226             4,855
   General and administrative                 8,515             7,938
         Total costs and expenses            61,201            54,103

         Operating earnings                   7,730             6,921

Other income:
   Interest income                            1,119               643
   Net gains on sales of property and         1,183                 -
     equipment, net
   Equity in partnership and joint
     venture earnings                           229                94
         Other income, net                    2,531               737

         Earnings before income taxes        10,261             7,658

         Income Taxes                         3,568             2,757
         Net earnings                      $  6,693          $  4,901

Weighted average common shares and
   common share equivalents              17,374,032        15,372,000

Net earnings per common share              $   0.39          $   0.32
Dividends per common share                 $   0.04          $   0.01


See accompanying notes to condensed consolidated financial statements.

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                               Unaudited

Amounts in thousands

                                                            Six Months Ended
                                                                March 31,
                                                           1996           1995
Cash flows from operating activites:
 Net income                                              $ 6,693        $ 4,901
 Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Depreciation                                            1,178          1,144
   Amortization of contract rights                           420            382
   Amortization of deferred compensation cost                 34              -
   Equity in partnership and joint venture (earnings)       (229)           (94)
   Net gain on sales of property and equipment            (1,183)             -
   Deferred income taxes                                     327           (239)
   Changes in operating assets and liabilities:
     (Increase) decrease in management accounts
       receivable                                           (970)           237
     (Increase) decrease in notes and accounts
       receivable                                          2,604              9
     (Increase) decrease in prepaid expenses                 (59)           (75)
     (Increase) decrease in other assets                     231           (410)
     Increase (decrease) in accounts payable,
       accrued expenses and deferred compensation          2,238            (87)
     Increase (decrease) in management accounts payable   (1,022)         1,145
     Increase (decrease) in income taxes payable            (386)            (2)
   Net cash provided by operating activities               9,876          6,911

Cash flows from investing activities:
 Proceeds from sales of property and equipment             1,418             57
 Investments in notes receivable                               -         (1,219)
 Purchase of property, equipment and leasehold
   improvements                                          (13,343)        (1,603)
 Purchase of contract rights                                (332)            (9)
 Investment in general and limited partnerships              (35)        (1,970)
 Purchase of investments                                    (121)        (1,014)
   Net cash used by investing activities                 (12,413)        (5,758)

Cash flows from financing activities:
 Dividends paid                                             (697)          (350)
 Proceeds from issuance of common stock, net              20,015              -
   Net cash provided (used) by financing activities       19,318           (350)

Foreign currency translation                                 (83)            51
   Net increase in cash and cash equivalents              16,698            854
Cash and cash equivalents at beginning of period          10,218         12,026

Cash and cash equivalents at end of period              $ 26,916       $ 12,880

Non-cash transactions:
Exchange of properties, net                             $  2,664              -
Conversion of deferred compensation payable
  to restricted stock                                   $  1,874              -

See accompanying notes to condensed consolidated financial statements.

                      CENTRAL PARKING CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1995 (included in the Company's Annual Report on Form 10-K).

Initial Public Offering

On October 10, 1995, the Company completed an initial public offering of common stock in which 1,243,000 shares were sold by the Company for net proceeds of $20.2 million. In addition, 1,837,000 shares of common stock were sold by certain shareholders of the Company.

Three for Two Stock Split

On February 21, 1996, the Board of Directors approved a three-for-two stock split payable to shareholders of record as of March 4, 1996. The stock split was distributed on March 19, 1996 resulting in the net issuance of 5,805,816 new shares. Actual shares outstanding after the split were 17,417,481.

All share and per share amounts in this report have been adjusted to reflect the stock split, unless otherwise noted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Parking revenues for the second quarter of fiscal 1996 increased to $27.6 million from $23.4 million in the second quarter of fiscal 1995, an increase of $4.2 million or 17.8%. The increase resulted primarily from the net addition of 59 leased and owned locations over the same quarter last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations decreased to $2.9 million from $4.0 million. The decrease in foreign revenues was a result of the termination of one leased location.

Management contract revenue for the second quarter of fiscal 1996 increased to $8.1 million from $7.7 million in the second quarter of fiscal 1995, an increase of $363 thousand or 4.7%. The increase resulted from a net increase in the number of management contracts from 678 to 751.

Cost of parking in fiscal second quarter 1996 increased to $24.9 million from $21.5 million in fiscal second quarter 1995, an increase of $3.5 million, or 16.1%. Rent amounted to $3.0 million of the increase which was primarily a result of new locations.

Cost of management contracts in fiscal second quarter 1996 increased to $2.7 million from $2.5 million for the second fiscal quarter in 1995, an increase of $199 thousand or 8%. The increase in cost of management contract expense is attributable to the increased revenue generated on the addition of net new contracts of this quarter versus the same quarter last year.

General and administrative expenses increased to $4.4 million for the second quarter of fiscal 1996 from $4.0 million in fiscal second quarter 1995, an increase of $404 thousand or 10.0%. This increase is primarily attributable to increased incentive compensation on increased profits. General and administrative expenses were, as a percentage of revenues, 12.4% for the second quarter of 1996, compared to 12.9%, a reduction of .5%. The reduction was primarily a result of spreading of a number of fixed costs over a larger revenue base.

Interest income increased to $530 thousand for the second quarter of fiscal 1996, from $370 thousand in the second quarter of fiscal 1995, an increase of $161 thousand or 43.6% percent. The increase in interest income is a result of the proceeds of $20.0 million received from the IPO on October 10, 1995.

Net gains on sales of property and equipment for the three months ended March 31, 1996 were $1.1 million. For the same period in 1995, there was no gain. The gain is from the condemnation of a property in January, 1994 that was in dispute and settled during the quarter.

Equity in partnership and joint venture earnings increased for the three months ended March 31, 1996 to $65 thousand from $20 thousand for the same period in 1995. The increase in the joint venture earnings is primarily a result of the Mexican joint venture having a profit in 1996 of $23 thousand versus a loss in 1995 of $27 thousand.

Income taxes increased to $1.9 million for the second quarter of fiscal 1996 from $1.3 million in the second fiscal quarter in 1995, an increase of $597 thousand or 47.0%. The tax rate for the 1996 quarter was 35.0% compared to 36.0% for the 1995 quarter. The decrease in the tax rate is attributable primarily to increasing interest income on tax exempt investments in 1996 when compared to the same period in the prior year. The trend of this tax rate is not expected to continue.

Six Months Ended March 31, 1996 Compared to Six Months Ended March 31, 1995

Parking revenues for the first six months of fiscal 1996 increased to $52.8 million from $45.7 million in the first six months of fiscal 1995, an increase of $7.1 million or 15.5%. The increase resulted primarily from the net addition of 59 leased and owned locations over the same period last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations decreased to $5.8 million from $8.3 million. The decrease in foreign revenues was a result of the termination of one leased location.

Management contract revenue for the second quarter of fiscal 1996 increased to $16.2 million from $15.4 million in the second quarter of fiscal 1995, an increase of $813 thousand or 5.2%. The increase resulted from a net increase in the number of management contracts from 678 to 751.

Cost of parking in fiscal second quarter 1996 increased to $47.5 million from $41.3 million in fiscal second quarter 1995, an increase of $6.2 million, or 14.9%. Rent amounted to $3.3 million of the increase which was primarily a result of new locations. Additionally, payroll expense represented $1.6 million of the increase, principally as a result of additional pay increases and an increase in the number of new locations.

Cost of management contracts in fiscal second quarter 1996 increased to $5.2 million from $4.9 million for the second fiscal quarter in 1995, an increase of $371 thousand or 7.6%. The increase in cost of management contract expense is attributable to the increased revenue generated on the addition of net new contracts of this period versus the same period last year.

General and administrative expenses increased to $8.5 million for the second quarter of fiscal 1996 from $7.9 million in fiscal second quarter 1995, an increase of $577 thousand or 7.6%. The increase is primarily attributable to increased incentive compensation on increased profits. General and administrative expenses were, as a percentage of revenues, 12.4% for the first six months of 1996, compared to 13.0% for the first six months of 1995, a reduction of .6%. The reduction was primarily a result of spreading of a number of fixed costs over a larger revenue base.

Net gains on sales of property and equipment for the six months ended March 31, 1996 were $1.1 million. For the same period in 1995, there was no gain. The gain is from the condemnation of a property in January, 1994 that was in dispute and settled.

Equity in partnership and joint venture earnings for the six months ended
March 31, 1996 were $229 thousand compared to $94 thousand for the 1995 six month period. The increase in the joint venture earnings is primarily a result of the Mexican joint venture having a profit in 1996 of $54 thousand versus a loss of $57 thousand in 1995.

Interest income increased to $1.1 million for the first six months of fiscal 1996, from $643 thousand in the first six months of fiscal 1995, an increase of $476 thousand or 74.0%. The increase in interest income is a result of the investment of the net proceeds of $20.0 million received from the IPO on October 10, 1995.

Income taxes increased to $3.6 million for the first six months of fiscal
1996 from $2.8 million in the first six months of 1995, an increase of $800 thousand or 29.6%. The tax rate for the 1996 period was 34.8% compared to 36.0% for the 1995 period. The decrease in the tax rate is attributable primarily to increasing interest income on tax exempt investments in 1996. The trend of this tax rate is not expected to continue.

Liquidity and Capital Resources

During the six months ended March 31, 1996 and 1995, the Company generated cash flows from operating activities of $9.9 million compared with $6.9 million. Additionally, in October, 1995 the Company generated $20.0 million from the proceeds from an initial public offering. During the first six months of 1996, the Company purchased property, equipment and leasehold improvements of $13.3 million compared to $1.6 million for the first six months of 1995. This trend is in line with the Company's objective to own or acquire more parking properties.

The Company had cash, cash equivalents and non-current investments of $31.3 million, $14.5 million, and $17.0 million at March 31, 1996, September 30, 1995 and March 31, 1995, respectively.

The Company has a $20.0 million unsecured line of credit which bears interest at variable interest rates at LIBOR plus 112 basis points. There have been no borrowings under the Credit Facility since its inception in April, 1996.

                     PART II  --  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security-Holders

The Company held its Annual Meeting of Stockholders on February 21, 1996
(the "Annual Meeting"). At the Annual Meeting, the stockholders of the Company voted to elect seven Directors for terms ending at the 1997 Annual Meeting of Shareholders. The following table sets forth the number of votes cast for and withheld/abstained with respect to each of the nominees:


   NOMINEE                         FOR            WITHHELD/ABSTAINED
Monroe Carell, Jr.		10,842,327		3,350
James H. Bond			10,842,327		3,350
Cecil Conlee			10,842,327		3,350
John W. Eakin 			10,842,327		3,350
Edward G. Nelson		10,842,327		3,350
William C. O'Neil		10,842,077		3,600
P.E. Sadler			10,842,227		3,450




Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 The exhibits filed as a part of this report are listed in the exhibit index immediately following the signature page.


         (b)     Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the three months ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTRAL PARKING CORPORATION


Date:  May  14, 1996                    By:/s/Stephen A. Tisdell
                                              Stephen A. Tisdell
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                         Date

/s/ Stephen A. Tisdell      Chief Financial Officer       May 14, 1996
    Stephen A. Tisdell      (Principal Financial and
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

4 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10              Loan Agreement with Sun Trust for $20.0 million, dated
                April 30, 1996.

27              Financial Data Schedule (for SEC use only)