Form 10-Q
period 1996-06-30
CENTRAL PARKING CORP
filed 1996-08-14
CIK 949298

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended June 30, 1996

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


Class                                        Outstanding at August 7, 1996
Common Stock, $0.01 par value                          17,460,781

INDEX

CENTRAL PARKING CORPORATION


PART 1. FINANCIAL INFORMATION                                        PAGE

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets
	--- June 30, 1996, September 30, 1995 and June 30, 1995		              3


	Condensed consolidated statements of earnings
	--- three and nine months ended June 30, 1996 and 1995		               4 - 5

	Condensed consolidated statements of cash flows
        --- nine months ended June 30, 1996 and 1995                    6

	Notes to condensed consolidated financial statements		                 7

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             8 - 10


PART 2. 	OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                10



        SIGNATURES                                                      11

                                 PART I

                     Item 1.  Financial Statements

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets

Amounts in thousands                      June  30,   September 30,   June  30,
                                            1996          1995          1995
                                         (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                $ 28,614    $ 10,218      $ 15,195
  Management accounts receivable              7,417       6,771         6,167
  Accounts and current portion of
    notes receivable                          2,937       5,732         2,374
  Prepaid expenses                            3,682       3,800         3,705
  Deferred income taxes                           0           0            39
         Total current assets                42,650      26,521        27,480

Investments, at cost                          4,427       4,246         4,190
Notes receivable, less current portion        6,236       4,382         3,979
Property, equipment, and leasehold
  improvements, net                          38,056      24,279        21,429
Contract rights, net                          6,029       6,367         6,557
Investment in limited partnerships            1,235         990         1,041
Investment in general partnerships            1,307       1,450         1,382
Other assets                                  2,270       2,205         1,767
                                           $102,210    $ 70,440        67,825

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                         $ 10,994    $ 10,952      $ 10,381
  Accrued payroll and related costs           5,349       4,608         3,781
  Accrued expenses                            2,219         968         2,615
  Management accounts payable                 5,312       5,632         5,345
  Income taxes payable                        1,073       1,565         1,505
  Deferred income taxes                           0         120             0

         Total current liabilities           24,947      23,845        23,627

Deferred compensation                         2,996       4,601         4,416
Deferred income taxes                         1,114         634           797

         Total liabilities                   29,057      29,080        28,840

Shareholders' equity :
  Common stock, $.01 par value;
    30,000,000 shares authorized,
    17,460,781 issued and outstanding           175         102           102
  Additional paid-in capital                 32,032       8,198         8,198
  Foreign currency translation adjustment        31          51            58
  Retained earnings                          40,915      33,009        30,627

         Total shareholders' equity          73,153      41,360        38,985
                                            102,210      70,440        67,825
See accompanying notes to condensed consolidated financial statements.

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited

Amounts in thousands, except per share data

                                              Three Months Ended
                                                   June 30,
                                             1996              1995
Revenues:
   Parking                             $     28,805       $    24,438
   Management contract                        8,699             7,944
         Total revenues                      37,504            32,382

Costs and expenses:
   Cost of parking                           25,709            22,661
   Cost of management contracts               2,416             2,515
   General and administrative                 4,509             3,709
         Total costs and expenses            32,634            28,885

         Operating earnings                   4,870             3,497

Other income:
   Interest income                              566               441
   Net gain (loss) on sales of property
     and equipment, net                          (1)               13
   Equity in partnership and joint
     venture earnings                           233               206
         Other income, net                      798               660

         Earnings before income taxes         5,668             4,157

Income taxes                                  1,961             1,496

Net earnings                               $  3,707          $  2,661

Weighted average common shares and
   common share equivalents              17,575,442        15,372,000

Net earnings per common share              $   0.21          $   0.17
Dividends per common share                 $   0.02          $   0.01


See accompanying notes to condensed consolidated financial statements.

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings


Amounts in thousands, except per share data

                                               Nine Months Ended
                                                   June 30,
                                            1996              1995
                                         (Unaudited)
Revenues:
   Parking                             $     81,568       $    70,107
   Management contract                       24,867            23,299
         Total revenues                     106,435            93,406

Costs and expenses:
   Cost of parking                           73,169            63,971
   Cost of management contracts               7,642             7,370
   General and administrative                13,024            11,647
         Total costs and expenses            93,835            82,988

         Operating earnings                  12,600            10,418

Other income:
   Interest income                            1,685             1,084
   Net gains on sales of property and
     equipment, net                           1,182                13
   Equity in partnership and joint
     venture earnings                           462               300
         Other income, net                    3,329             1,397

          Earnings before income taxes       15,929            11,815

Income taxes                                  5,529             4,253

Net earnings                               $ 10,400          $  7,562

Weighted average common shares and
   common share equivalents              17,446,055        15,372,000

Net earnings per common share              $   0.60          $   0.49
Dividends per common share                 $   0.06          $   0.02


See accompanying notes to condensed consolidated financial statements.

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows


Amounts in thousands

                                                            Nine Months Ended
                                                                June  30,
                                                           1996           1995
                                                        (Unaudited)
Cash flows from operating activites:
 Net earnings                                            $10,400        $ 7,562
 Adjustments to reconcile net earnings
 to net cash provided by operating activities:
   Depreciation                                            1,828          1,628
   Amortization of contract rights                           638            572
   Amortization of deferred compensation cost                 51              -
   Equity in partnership and joint venture (earnings)       (462)          (300)
   Net gain on sales of property and equipment            (1,182)           (13)
   Deferred income taxes                                     360           (410)
   Changes in operating assets and liabilities:
     (Increase) decrease in management accounts
       receivable                                           (646)            10
     (Increase) decrease in notes and accounts
       receivable                                          3,193           (896)
     (Increase) decrease in prepaid expenses                 118             16
     (Increase) decrease in other assets                      61           (407)
     Increase (decrease) in accounts payable,
       accrued expenses and deferred compensation          1,954          1,491
     Increase (decrease) in management accounts payable     (320)           578
     Increase (decrease) in income taxes payable            (492)            14
   Net cash provided by operating activities              15,501          9,845

Cash flows from investing activities:
 Proceeds from sales of property and equipment             1,429             72
 Investments in notes receivable                          (2,252)        (1,100)
 Purchase of property, equipment and leasehold
   improvements                                          (15,852)        (2,006)
 Purchase of contract rights                                (300)            (9)
 Investment in general and limited partnerships              234         (2,226)
 Purchase of investments                                    (181)        (1,069)
   Net cash used by investing activities                 (16,922)        (6,338)

Cash flows from financing activities:
 Dividends paid                                             (697)          (350)
 Proceeds from issuance of common stock, net              20,534              -
   Net cash provided (used) by financing activities       19,837           (350)

Foreign currency translation                                 (20)            12
   Net increase in cash and cash equivalents              18,396          3,169
Cash and cash equivalents at beginning of period          10,218         12,026

Cash and cash equivalents at end of period              $ 28,614       $ 15,195

Non-cash transactions:
Exchange of properties, net                             $  2,664       $       -
Conversion of deferred compensation payable
  to restricted stock                                   $  1,874       $       -

See accompanying notes to condensed consolidated financial statements.

                   CENTRAL PARKING CORPORATION

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1995 (included in the Company's Annual Report on Form 10-K).

INITIAL PUBLIC OFFERING

     On October 10, 1995, the Company completed an initial public offering of common stock in which 1,243,000 shares were sold by the Company for net proceeds of $20.0 million. In addition, 1,837,000 shares of common stock were sold by certain shareholders of the Company.

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

     Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent (3%)

ITEM 2.  	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    Parking revenues for the third quarter of fiscal 1996 increased to $28.8 million from $24.4 million in the third quarter of fiscal 1995, an increase of $4.4 million or 17.9%. The increase resulted primarily from the net addition of 64 leased and 6 owned locations over the same quarter last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations decreased to $3.7 million from $4.3 million. The decrease in foreign revenues was primarily a result of the termination of a leased location net of added locations.

    Management contract revenue for the third quarter of fiscal 1996 increased to $8.7 million from $7.9 million in the third quarter of fiscal 1995, an increase of $755 thousand or 9.5%. The increase resulted from a net increase in the number of management contracts from 713 to 751.

    Cost of parking in fiscal third quarter 1996 increased to $25.7 million from $22.7 million in fiscal third quarter 1995, an increase of $3.0 million, or 13.5%. Rent amounted to $1.7 million of the increase which was primarily a result of new locations and increased percentage rent on existing locations. Additionally, payroll expense represented $1.3 million of the increase; principally as a result of a net increase in the number of new locations and payroll increases on existing payroll.

    Cost of parking as a percentage of parking revenue decreased to 89.3% in fiscal third quarter 1996 from 92.7%. The decrease in the cost of parking is a combination of the spreading of fixed costs over a larger revenue base from existing locations and the elimination of two large leases which amounted to $1.5 million which had high costs of parking percentages.

    Cost of management contracts in fiscal third quarter 1996 decreased to $2.4 million from $2.5 million for the third fiscal quarter in 1995, a decrease of $99 thousand or 4%. The decrease in cost of management contract expense is primarily attributable to insurance claims on management contracts being $210 thousand less than the same period in the prior quarter net of other cost increases.

    General and administrative expenses increased to $4.5 million for the third quarter of fiscal 1996 from $3.7 million in fiscal third quarter 1995, an increase of $800 thousand or 21.6%. This increase is primarily attributable to increased incentive compensation resulting from increased profits and the start-up costs associated with opening new locations and joint ventures. General and administrative expenses were, as a percentage of revenues, 12.0% for the third quarter of 1996, compared to 11.5%, an increase of .5%. The increase in the percentage of revenues was primarily a result of start-up costs of new locations and joint ventures.

    Interest income increased to $566 thousand for the third quarter of fiscal 1996, from $441 thousand in the third quarter of fiscal 1995, an increase of $125 thousand or 28.3% percent. The increase in interest income is a result of additional investments generated from proceeds of $20.0 million received from the IPO on October 10, 1995 and cash flow generated from operations net of capital expenditures.

    Equity in partnership and joint venture earnings increased for the three months ended June 30, 1996 to $233 thousand from $206 thousand for the same period in 1995. The increase in the joint venture earnings is primarily a result of the Mexican joint venture having a profit in 1996 of $31 thousand versus a loss in 1995 of $66 thousand.

    Income taxes increased to $2.0 million for the third quarter of fiscal 1996 from $1.5 million in the third fiscal quarter in 1995, an increase of $465 thousand or 31.1%. The tax rate for the 1996 quarter was 34.6% compared to 36.0% for the 1995 quarter. The decrease in the tax rate is attributable primarily to increasing interest income on tax exempt investments in 1996 when compared to the same period in the prior year. The trend of this tax rate decrease is not expected to continue in future periods.


NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

    Parking revenues for the first nine months of fiscal 1996 increased to $81.6 million from $70.1 million in the first nine months of fiscal 1995, an increase of $11.5 million or 16.3%. The increase resulted primarily from the net addition of 64 leased and 6 owned locations over the same period last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations decreased to $9.6 million from $12.6 million. The decrease in foreign revenues was a result of the termination of a lease location net of added locations.

    Management contract revenue for the nine months of fiscal 1996 increased to $24.9 million from $23.3 million in the first nine months of fiscal 1995, an increase of $1.6 million or 6.7%. The increase resulted from a net increase in the number of management contracts from 713 to 751.

    Cost of parking in fiscal nine months 1996 increased to $73.2 million from $64.0 million in the first nine months of 1995, an increase of $9.2 million, or 14.4%. Rent amounted to $5.1 million of the increase which was primarily a result of new locations and increased percentage rent on existing locations. Additionally, payroll expense represented $2.8 million of the increase, principally an increase in the number of net new locations, and payroll increases on existing payroll. The decrease in cost of parking as a percentage of revenue is primarily a result of spreading fixed costs over a broader revenue base and the loss of two large leases which had high cost of parking percentages.

    Cost of management contracts in fiscal nine months 1996 increased to $7.6 million from $7.4 million for the first nine months of 1995, an increase of $272 thousand or 3.7%. The increase in cost of management contract expense is attributable to the increased revenue generated on the addition of new contracts of this period versus the same period last year and a decrease in insurance claims on management contracts of $253 thousand.

    General and administrative expenses increased to $13.0 million in the first nine months of 1996 from $11.6 million in the first nine months of 1995, an increase of $1.4 million or 11.8%. The increase is primarily attributable to increased incentive compensation on increased profits and start-up costs associated with the opening of new city offices and joint ventures. General and administrative expenses were, as a percentage of revenues, 12.2% for the first nine months of 1996, compared to 12.5% for the first nine months of 1995, a reduction of .3%. The reduction in the revenue percentage was primarily a result of spreading of a number of fixed costs over a larger revenue base.

    Net gains on sales of property and equipment for the nine months ended June 30, 1996 increased to $1.2 million. For the same period in 1995, there was a gain of $13 thousand. The increased gain is primarily from the settlement of disputed property which was condemned in January, 1994.

    Equity in partnership and joint venture earnings for the nine months ended June 30, 1996 were $462 thousand compared to $300 thousand for the 1995 nine month period. The increase in the joint venture earnings is primarily a result of the Mexican joint venture having a profit in 1996 of $58 thousand versus a loss of $123 thousand in 1995.

    Interest income increased to $1.7 million for the first nine months of fiscal 1996, from $1.1 million in the first nine months of fiscal 1995, an increase of $601 thousand or 55.4%. The increase in interest income is a result of the investment of additional investments generated from the net proceeds of $20.0 million received from the IPO on October 10, 1995 and cash flow generated from operations, net of capital expenditures.

    Income taxes increased to $5.5 million for the first nine months of fiscal 1996 from $4.3 million in the first nine months of 1995, an increase of $1.3 million or 30.0%. The tax rate for the 1996 period was 34.7% compared to 36.0% for the 1995 period. The decrease in the tax rate is attributable primarily to increasing interest income on tax exempt investments in 1996. The trend of this tax rate decrease is not expected to continue.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended June 30, 1996 and 1995, the Company generated cash flows from operating activities of $15.5 million and $9.8 million, respectively. Additionally, in October, 1995 the Company generated $20.0 million from the proceeds from an initial public offering.

     During the first nine months of 1996, the Company purchased property, equipment and leasehold improvements of $15.9 million compared to $2.0 million in the first nine months of 1995. This trend is in line with the Company's objective to own or acquire more parking properties.

     The Company had cash, cash equivalents and non-current investments of $33.0 million, $14.5 million, and $19.4 million at June 30, 1996, September 30, 1995 and June 30, 1995, respectively. The increase in June 1996 is primarily from the proceeds from the aforementioned public offering.

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

   (b)     Reports on Form 8-K

           No reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTRAL PARKING CORPORATION


Date:  August 14, 1996                  By:/s/Stephen A. Tisdell
                                              Stephen A. Tisdell
                                              Chief Financial Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                         Date

/s/ Stephen A. Tisdell      Chief Financial Officer     August 14, 1996
    Stephen A. Tisdell      (Principal Financial and
                            Accounting Officer)

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

4         Form of Common Stock Certificate (Incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10 Loan Agreement with Sun Trust for $20.0 million, dated April 30, 1996 (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1996.)

27        Financial Data Schedule (for SEC use only)