Form 10-K
period 1996-09-30
CENTRAL PARKING CORP
filed 1996-12-24
CIK 949298

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended September 30, 1996.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to ________________


Commission file number 001-13950

Exact Name of Registrant as Specified in Its Charter:
        CENTRAL PARKING CORPORATION

State or Other Jurisdiction of Incorporation or Organization:
        Tennessee

I.R.S. Employer Identification No.:  62-1052916

Address of Prncipal Executive Offices:  2401 21st Avenue South,
                                        Suite 200, Nashville, Tennessee
Zip Code:                               37212

Registrant's Telephone Number, Including Area Code: (615) 297-4255

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class:                              Common Stock $0.01 par Value
Name of each Exchange on which registered:   New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO _


Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on December 18, 1996, was $128,908,072. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class:                                  Common Stock, $0.01 par value
Outstanding at December 18, 1996:       17,489,768

                  DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 28, 1997 are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996 are incorporated by reference into Part II of this Form 10-K.


                                 PART I

ITEM 1. 	BUSINESS

GENERAL

        The Company, founded in 1968, is a leading provider of parking services in the United States. As of September 30, 1996, the Company operated 1,359 parking facilities containing approximately 546,000 spaces, including 109 international facilities with approximately 40,578 spaces, located in 32 states, the District of Columbia, Puerto Rico, the United Kingdom, Germany and Mexico. Since 1993, the Company has added on a net basis an average of approximately 137 properties to its operations each year. Since its inception, the Company has sought to increase the level of integrity and professionalism in the parking industry. Management believes the Company's reputation for professional integrity is the cornerstone of its success and differentiates it from competitors. The Company's leadership position in the parking industry is a result of applying professional management strategies to a consolidating industry historically managed by small local operators, understanding the needs of the parking public, applying technology to parking services, retaining employees through proprietary training programs, and utilizing an incentive compensation system that rewards performance.

        The Company operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. As of September 30, 1996, the Company operated 770 parking facilities through management contracts, leased 552 parking facilities, and owned 37, either independently or in joint ventures with third parties. The general terms and benefits of these three types of arrangements are described as follows:

        MANAGEMENT CONTRACTS. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, recordkeeping, insurance, and facility marketing services. In general, the Company is not responsible for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services. The Company generally receives a base monthly fee for managing these facilities plus fees for ancillary services such as insurance, accounting, equipment leasing, and consulting and often receives a percentage of facility revenues above a base amount. Under the Company's typical management contract, the facility owner pays a minimum management fee and operating expenses such as taxes, license and permit fees, insurance, payroll and accounts receivable processing, and wages of personnel assigned to the facility.
In addition, the facility owner also pays for maintenance, repair costs, and capital improvements. The typical management contract is for a term of one to three years and is renewable, typically for successive one-year terms. The
Company's management contract renewal rates for the years ended September 30, 1996, 1995, and 1994, were 92.4%, 95.0%, and 97.3%, respectively.

        LEASES. In contrast to management contracts, lease arrangements are typically for terms of three to ten years, with a renewal term, and provide for a contractually established payment to the facility owner regardless of the operating earnings of the parking facility. The Company's rent is generally either a flat annual amount, a percentage of gross revenues, or a combination thereof. Under its leases, the Company is responsible for all facets of the parking operations, including utilities and ordinary and routine maintenance, but is generally not responsible for major maintenance, repair, or property taxes. The leased facilities require a longer commitment and a larger capital investment by the Company than managed facilities but provide a more stable source of revenue and a greater opportunity for long-term revenue growth.

        FEE OWNERSHIP. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and all growth in owned facility revenue flows directly to the Company. Additionally, ownership provides the potential for realizing capital gains from the appreciation in the value of underlying real estate. The Company typically targets ownership opportunities in cities in which it currently operates, focusing on unrelated sites that are being used as parking facilities. The Company also seeks joint venture partners who are established local or regional developers pursuing financing alternatives for development projects. Joint ventures typically involve a development where the parking facility is a part of a larger multi-use project, allowing the Company's joint venture partners to benefit from a capital infusion to the project. Joint ventures offer the revenue growth potential of ownership with a partial reduction in capital requirements. Prior to 1994, the Company's ability to purchase properties was limited by a contractual arrangement with Realty Parking Properties II
L.P. (see "Item 2 Parking Facility Properties --- Parking
Consultant to Fund").

        The Company provides parking management services at multi-level parking facilities and surface lots. It also provides parking consulting services, shuttle services, valet services, parking meter enforcement services, and billing and collection services. The Company distinguishes itself from its competitors by combining a reputation for professional integrity and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company's clients include some of the nation's largest owners and developers of mixed-use projects, major office building complexes, sports stadiums, hotels, and municipalities. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), the Prudential Center (Boston), Ericsson Stadium (Charlotte), Busch Stadium (St. Louis), Reunion Arena (Dallas), Cinergy Field (Cincinnati), Coors Field (Denver), Oriole Park at Camden Yards (Baltimore), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Equity Office Properties, and Crescent Real Estate. None of these clients account for more than 5% of the Company's total revenues.

        The Company's early growth was generated by the new construction of large office buildings, hotels, retail centers, and mixed-use developments in the United States. However, when domestic commercial development began declining in the late 1980's, the Company instituted a "take-away" strategy to replace existing operators by offering value added services at competitive prices, thus increasing clients' profitability. The Company also has grown in recent years as a direct result of the purchase of contract rights and international expansion. In 1992, the Company purchased for $8 million the contract rights to manage 103 parking facilities owned, leased, or managed by an unrelated parking company, which accounted for approximately 22% of the Company's revenues in fiscal 1996. The Company has a separate contract for each facility. The contract rights are amortized over the various facility contract terms through 2004. The Company believes these contracts should experience the same general renewal rates the Company has experienced in its overall business operations. Additionally, although the Company did not begin operating internationally until the early 1990's, the United Kingdom operations accounted for approximately 9% of the Company's revenues in fiscal 1996. The Company also operates five parking facilities through a joint venture in Germany, 16 parking facilities through a joint venture in Mexico, 17 parking facilities in Puerto Rico, provides parking consulting services in Malaysia, and has a business development office in the Netherlands.

        The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:


                          As of September 30,
                     1996        1995          1994
Managed facilities    770         715           626
Leased facilities     552         485           436
Owned facilities       37          31            26
   Total            1,359       1,231         1,088

INDUSTRY

        The parking industry is highly fragmented, consisting of a few nationwide companies and a large number of smaller operators, including a substantial number of companies providing parking as an ancillary service in connection with property management or ownership. The primary industry participants are almost exclusively privately-held companies. Management believes the parking industry is consolidating as property managers favor larger-scale operations, more reliable operating systems, better revenue controls, and an increased emphasis on customer service.

        Overall parking industry expansion is created by new construction. Since new construction in the United States slowed in the late 1980's and has only gradually begun to increase in recent years, growth in parking companies in the 1990's has generally resulted from take-aways from other parking companies. Take-aways and new construction are essential to growth in the parking industry because of the limitations on growth revenues of existing operations. While some growth in revenues from existing operations is possible through redesign, increased operational efficiency, or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

        Management believes that most commercial real estate developers and property owners view services such as parking as potential profit centers rather than cost centers. These parties outsource parking operations to parking management companies in an effort to maximize profits or leverage the original rental value to a third-party lender. Parking management companies can increase profits by using managerial skills and experience, operating systems, and operating controls unique to the parking industry.

        Privatization of government operations and facilities could provide new opportunities for the parking industry. Cities and municipal authorities may consider retaining private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency. Privatization in the United Kingdom has already provided significant expansion opportunities for private parking companies.

OPERATING STRATEGY

        The Company's operating strategy is to increase revenues and profitability of its owned, leased, and managed parking facilities through containing costs and realizing economies of scale; emphasizing the importance of marketing; maintaining strict cash control; using a decentralized management structure; providing strong training programs for employees; enhancing management information systems; offering ancillary services; working to retain parking patrons; and selecting strategic facility sites.

        CONTAIN COSTS AND REALIZE ECONOMIES OF SCALE.   In order to
provide competitively priced services, the Company must contain costs. The Company has sought to contain its labor costs by creating a decentralized structure of well-trained, highly motivated managers that is complemented by computerized parking and accounting systems. Managers are trained to analyze staffing and cost control issues, and each facility is carefully tracked on a monthly basis to determine whether financial results are within budgeted ranges. In its early stages, the Company grew by adding management contracts much more rapidly than it added more capital-intensive leased or owned facilities. This strategy allowed the Company to grow and create economies of scale for certain administrative and accounting functions with relatively little capital investment. In addition, the Company's size has allowed it to invest in sophisticated technology systems, such as computerized card tracking and accounting systems. The Company is experimenting with a variety of automated parking settlement systems that could enhance revenue by increasing the efficiency and accuracy of payment collection, lowering labor costs, and reducing lost revenue at parking facilities. Furthermore, the Company will not enter a new market unless management believes it has the opportunity to rapidly obtain the market presence necessary to support the required overhead costs.

        EMPHASIZE SALES AND MARKETING EFFORTS. The Company's management is actively involved in developing and maintaining business relationships and in exploring opportunities for growth. The Company's incentive compensation system rewards managers who are able to develop new business, and this incentive system is the cornerstone of the Company's culture. The Company's marketing efforts are designed to expand its operations by developing lasting relationships with major developers and asset managers, business and government leaders, and other high quality clients. The Company implements its marketing strategy by encouraging managers to pursue new opportunities at the local level while simultaneously selectively targeting key clients and projects at a national level.

        MAINTAIN CASH CONTROL. Strict cash control is critical to the Company and its clients. The Company's cash control procedures are based on a ticketing system supervised by high level managers and include on-site spot checks, multiple daily cash deposits, local audit functions, managerial oversight and review, and internal audit procedures. All tickets and gate counts are reconciled daily against cash collected. Management believes its cash control procedures are effective in minimizing the loss of revenues at parking facilities.

        DECENTRALIZE MANAGEMENT STRUCTURE. The Company has achieved what management believes is a successful balance between centralized and decentralized management. Because its business is dependent, in large part, on personal relationships, the Company provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, services that typically are not readily available to independent operators such as management support, marketing and business expertise, training, and financial and information systems. The Company retains centralized control, however, over those functions necessary to monitor service quality and cash control integrity and to maximize operational efficiency. Services performed at the corporate level include billing, quality improvement oversight, financial and accounting functions, policy and procedure development, systems design, and corporate acquisitions and development.

        TRAINING PROGRAMS AND INCENTIVE COMPENSATION. Management believes that the Company's management training program is a significant factor in the Company's success. Formalized in 1986, this program is designed to identify and hire individuals that meet a variety of criteria intended to enhance the likelihood of success. Employees participating in the Company's management program are generally required to have a college degree. The Company has approximately 500 management positions and hires approximately 100 managers a year. New managers in the Company's management trainee program are assigned to a particular facility where they are supervised as they manage one to five employees. The management trainee program lasts approximately one year and teaches a wide variety of skills, including organizational skills, basic management techniques, and basic accounting. Upon successful completion of this stage of the program, management trainees are promoted to facility manager in charge of a particular parking facility. The Company continues to train facility managers for an additional year, at which time the successful managers are typically promoted to position of area manager. Area managers oversee several facilities and report to an operations manager. Operations managers oversee all or a portion of a city and report to a general manager. Each general manager is responsible for both managing a particular city and focusing on marketing the Company's services in that city.
General managers are entitled to a bonus based on the performance of the Company's operations in that city. All positions at the general manager level and above require a substantial time commitment to marketing and business development.

        The Company's incentive compensation system rewards managers at the general manager level and above for the profitability of their respective areas of responsibility. Each person participating in the incentive program generally receives a substantial portion of their compensation from this incentive compensation system. Incentive compensation payments typically range from 20% to 50% of total compensation.

        ENHANCE MANAGEMENT INFORMATION SYSTEMS. In the last five years, the Company has completely re-engineered and replaced all of its accounting and operations software. Central to this effort has been the development of industry-specific software models, such as the Parker Accounts Receivable System, a proprietary software system used to generate a range of reports related to receivables and to audit access control systems for the Company's parking facilities. The Company's distributed systems, which include payroll, revenue collection, and monthly line-item budgeting, provide local management access to data pertinent to their operations, while allowing corporate review of all data.
The Company also provides bookkeeping services through an accounting division that maintains separate financial statements for large or complex facilities.

        OFFER ANCILLARY SERVICES. The Company provides services that are complementary to parking facility management, with a particular emphasis on consulting services. For example, the Company's operations in the United Kingdom grew out of a single consulting arrangement. Other ancillary services include parking meter enforcement services, on-street parking services, car pooling coordination, shuttle van services, and public transportation services. These ancillary services do not constitute a significant portion of the Company's revenues, but management believes that the provision of ancillary services can be important in obtaining new business and preparing the Company for future changes in the parking industry.

        RETAIN PARKING PATRONS. In order for the Company to succeed, its parking patrons must have a positive experience at Company facilities. Accordingly, the Company stresses the importance of having safe, clean facilities and cordial employees. Each facility manager has primary responsibility for the environment at the facility, and is evaluated on his or her ability to retain parking patrons. The Company also monitors customer satisfaction through customer surveys and "mystery parker" programs.

        SELECT FACILITY SITES. In existing markets, the facility site selection process begins with identification of a possible facility site and the analysis of projected revenues and costs at the site by general managers and regional managers. The managers then conduct an examination of a location's potential demand based on traffic patterns and counts, area demographics, and potential competitors. Pro forma financial statements are then developed and a Company representative will meet with the property owner to discuss the terms and structure of the agreement.



GROWTH STRATEGY

        Historically, the Company's operations have grown primarily through the addition of management contracts. Concentration on management contracts was a function of client demands for such arrangements coupled with the Company's capital and contractual restraints that limited leasing and fee ownership opportunities. See "Item 2 Parking Facility Properties --- Parking Consultant to Fund." Because of its operating results, increased cash flows, and release from such contractual restraints, the Company has begun to make more capital intensive investments in leasing and ownership of parking facilities. The Company currently intends to increase the relative number of leased and owned facilities in its total operations, and to convert managed facilities to leased or owned facilities when possible. The Company will, however, continue to pursue management contracts with clients or potential clients who prefer that arrangement. Set forth below are the key elements of the Company's growth strategy.

        INCREASE MARKET SHARE. The Company plans to continue to add properties to its operations by focusing its marketing efforts on increasing market share at the local level, targeting asset managers and developers with a national presence, and pursuing specific projects associated with high-use, special-purpose facilities.

        LOCAL. At the local level the Company's sales and marketing efforts are decentralized and are directed towards identifying new expansion opportunities within a particular city or region. Managers are trained to develop the business contacts necessary to generate new opportunities and to monitor their local markets for take-away and outsourcing opportunities. The Company provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands, which is complemented by management support and marketing training through the Company's corporate offices.
In addition, a manager's compensation is dependent, in part, upon his or her success in developing new business. By developing business contacts locally, the Company's managers often get the opportunity to bid on projects when asset managers and property owners are dissatisfied with current operations and also learn in advance of possible new projects.

        NATIONAL. At the national level, the Company's marketing efforts are undertaken primarily by upper-level management who target developers, governmental entities, the hospitality industry, mixed-use projects, and medical facilities. These efforts are directed at operations that generally have national name recognition, substantial demand for parking related services, and the potential for nation-wide growth. For example, the Company's current clients include, among other national property ownership companies and hotel chains, the Rouse Company, Faison Associates, Equity Office Properties, May Department Stores, Crescent
Real Estate, Westin Hotels, and Hyatt Hotels. None of these clients account for more than 5% of the Company's total revenues. Management believes that providing high-quality, efficient services to such companies will lead to additional opportunities as those clients continue to expand their operations. Outsourcing by parking facility owners will continue to be a source for additional facilities, and management believes the Company's experience and reputation with large asset managers give it a competitive advantage in this area.

        SPECIALIZED HIGH-USE FACILITIES. The Company targets facilities that are located to take advantage of a mixed customer base. These locations generally are in metropolitan areas and are convenient to entertainment, tourist, and leisure attractions, such as downtown sporting areas, or are associated with 24-hour facilities, such as hospitals and airports. Such facilities combine commuter demand with off-hour demand resulting in relatively higher utilization. For example, the Company has targeted special event parking and currently operates parking facilities at, or convenient to, sports venues such as Madison Square Garden, the new Boston Garden, Busch Stadium, Cinergy Field, Ericsson Stadium (Carolina Panthers), Oriole Park at Camden Yards, Coors Field, and Reunion Arena. The Company also targets facilities near urban entertainment and tourist destinations such as its operations at CoCo Walk in Miami, One Colorado Place in Pasadena, California, Larimer Square in Denver, and Harbor Place in Baltimore. Examples of current mixed-used facility clients include Crown Center in Kansas City, Prudential Center in Boston, Arizona Center in Phoenix, and Canary Wharf in London.

        ACQUIRE ADDITIONAL OPERATORS. Although the Company historically has focused primarily on adding individual facility operations rather than on acquiring competing companies, management believes that the Company can benefit from acquiring regional operators. The Company's acquisition strategy focuses primarily upon acquisitions in attractive new markets and acquisitions that will enable the Company to become a leading provider in selected current markets. The Company believes it can improve acquired operations through more sophisticated operating systems and more professional management.

        EXPAND INTERNATIONAL OPERATIONS. Management believes that there are significant international growth opportunities, particularly for well-capitalized companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. The Company's international operations began in the early 1990's with the formation of an international division, which is now one of the fastest growing areas of the Company. Operations in London began in 1991 with a single consulting agreement. Later in 1991, the Company was awarded a contract to manage Terminal 4 of Heathrow International Airport. Since then, the Company has expanded its Heathrow operations to include Terminal 1 and has a total of 88 United Kingdom facilities, with operations in Birmingham, Newcastle, and London. To complement its parking business in the United Kingdom, the Company also provides parking meter enforcement and ticketing services for three local governments that have privatized these services. The Company began expansion into Mexico in July 1994 by forming a joint venture with Fondo Opcion, an established Mexican developer and now operates 16 facilities in Mexico. The Company also operates 17 facilities in Puerto Rico and provided consulting services in Kuala Lumpur, Malaysia related to the operation of a 5,400 space parking facility servicing one of the largest development projects in the world. The Company has a business development office in the Netherlands to pursue expansion into other European countries. In 1996, the Company acquired a 50% equity interest in a joint venture which operates five facilities in Germany. Revenues from foreign operations accounted for approximately 9.2%,12.8%, and 13.6% of the Company's total revenues for the years ended September 30, 1996, 1995 and 1994, respectively. See Note 16 to Notes to Consolidated Financial Statements.

COMPETITION

        The parking industry is fragmented and highly competitive, with limited barriers to entry. The Company faces direct competition for additional facilities to manage, lease, or own and the facilities currently operated by the Company face competition for employees and customers. The Company competes with a variety of other companies to add new operations. Although there are relatively few large, national parking companies that compete with the Company, developers, hotel companies, and national financial services companies have the potential to compete with parking companies. The Company also faces competition from local owner-operators of facilities who are potential clients for the Company's management services. Construction of new parking facilities near the Company's existing leased or managed facilities could adversely affect the Company's business.

        Management believes that it competes for clients based on rates charged for services; ability to generate revenues for clients; ability to anticipate and respond to industry changes; range of services; and ability to expand operations. The Company has a reputation as a leader in the industry and as a provider of high quality services. The Company also is one of the largest companies in the parking industry and is not limited to a single geographic region. The Company has the financial strength to make capital investments as an owner or joint venture partner that smaller or more leveraged companies cannot make. The Company's size has also allowed it to centralize administrative functions that give the decentralized managerial operations cost-efficient support. Moreover, the Company has obtained broad experience in managing and operating facilities of a wide variety over the past 28 years. Additionally, the Company is able to attract and retain quality managers through its incentive compensation system that directly rewards successful sales and marketing efforts and places a premium on profitable growth.

REGULATION

        The Company's business is not substantially affected by direct governmental regulation, although parking facilities are sometimes directly regulated by both municipal and state authorities. The facilities in New York City are, for example, subject to certain governmental restrictions concerning numbers of cars, pricing, and certain prohibited practices. The Company is also affected by laws and regulations (such as zoning ordinances) that are common to any business that owns real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees. In addition, several state and local laws have been passed in recent years that encourage car pooling and the use of mass transit, including, for example, a Los Angeles, California law prohibiting employers from reimbursing employee parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact the Company's business.

        Environmental laws also may adversely affect the Company. Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership or operation of parking facilities, the Company may be potentially liable for any such costs. In addition, the Company could incur significant costs defending against claims of liability.

        Various other governmental regulations affect the Company's operation of parking facilities, both directly and indirectly, including the Americans with Disabilities Act ("ADA"). Under the ADA, all public accommodations, including parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA requires parking facilities to include handicapped spaces, headroom for wheelchair vans, attendants' booths that accommodate wheelchairs, and elevators that are operable by disabled persons. Management believes that the parking facilities the Company owns and operates are in substantial compliance with these requirements.

EMPLOYEES

        As of September 30, 1996, the Company employed approximately 6,600 individuals, including 3,400 full-time and 3,200 part-time employees. Management believes that the Company's employee relations are good. Approximately 600 U.S. employees are represented by labor unions. Parking attendants and cashiers at the New York City facilities are represented by various union locals, including Teamsters Local No. 272. Other cities in which some of the Company's employees are represented by labor unions are Miami, Philadelphia, San Francisco and Chicago.

SERVICE MARKS AND TRADEMARKS

        The Company has registered its logo with the United States Patent Office. The Company has also reinstated its application for registration of the name "Central Parking System." This application was initially opposed by two parties. One party has recently withdrawn its opposition but continues to use the name "Central Parking" in the Chicago area. The second party, which operates only in Atlantic City, New Jersey, has expressed a willingness to limit its use to such area, although there can be no assurance that the Company will receive a binding commitment from such party. The Company uses the name "Chicago Parking System" in Chicago, the name CPS Parking in Seattle and Milwaukee, and the name Control Plus in London.

INSURANCE

        The Company purchases comprehensive liability insurance covering parking facilities owned, leased, and managed by the Company. In addition, the Company purchases group insurance with respect to all Company employees, whether such persons are employed at owned, leased, or managed facilities. Because of the size of the operations covered, the Company purchases these policies at prices that, management believes, represent a discount to the prices that would be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its customers for insurance at rates it believes approximate market rates based upon its review of the applicable market. In each case, the Company's clients have the option of purchasing their own policies, provided the Company is named as an additional insured; however, because the Company's fees for insurance are generally competitive with market rates, the Company's clients have historically chosen to pay the Company's insurance fees. A reduction in the number of clients that purchase insurance through the Company, however, could have a material adverse effect on the operating earnings of the Company. In addition, although the Company's cost of insurance has not fluctuated significantly in recent years, a material increase in insurance costs due to increased claims experienced by the Company could adversely affect the profit associated with insurance charges pursuant to management contracts and could have a material adverse effect on the operating earnings of the Company.

FOREIGN AND DOMESTIC OPERATIONS

	Information about the Company's foreign and domestic operations is incorporated by reference to Note 16 to the Consolidated
Financial Statements


ITEM 2.  PARKING FACILITY PROPERTIES

        The Company's facilities are currently organized into 12 regions, 11 in North America and one which is comprised of the United Kingdom and Germany. Each region is supervised by a regional manager who reports directly to a Senior Vice President or the President. Regional managers oversee four to six general managers who each supervise the Company's operations in a particular city. The following table summarizes certain information regarding the Company's facilities as of September 30, 1996.



                    Number of                              Total   Percentage of
REGIONS - Cities    Locations  Managed  Leased  Owned      Spaces  Total Spaces
ATLANTA                  94       45       49    ---       38,050      7.0%
  Atlanta,
  Birmingham,
  Charleston (SC),
  Charlotte,
  Columbia (SC),
  Jackson (MS),
  Mobile
DALLAS-FT. WORTH        128       79       43      6       51,111      9.3%
  Dallas-Ft. Worth,
  Oklahoma City,
  San Antonio,
  Tulsa
EUROPEAN
  United Kingdom         93       11       82    ---       28,689      5.3%
   Birmingham,
   London,
   Newcastle
  Germany
   Berlin,
   Dresden,
   Frankfurt,
   Hamburg,
   Schwerin
FLORIDA                 166       95       71    ---       67,498     12.3%
  Jacksonville,
  Miami/Ft. Lauderdale,
  Orlando,
  Puerto Rico,
  Tampa/St. Petersburg
HOUSTON                 113       79       34    ---       59,818     11.0%
  Albuquerque,
  Austin,
  El Paso,
  Houston,
  New Orleans
LOS ANGELES              75       56       19    ---       43,607      8.0%
  Los Angeles,
  Orange County (CA),
  Phoenix
MID-ATLANTIC            100       77       20       3      46,416      8.5%
  Baltimore,
  Hartford,
  Norfolk,
  Philadelphia,
  Providence,
  Richmond,
  Washington (D.C.)
MIDWEST                  98       62       36    ---       53,827      9.9%
  Charleston (WV),
  Cincinnati,
  Cleveland,
  Columbus,
  Milwaukee,
  Pittsburgh
NASHVILLE               217       97       99     21 (1)   45,432      8.3%
  Chattanooga,
  Knoxville,
  Lexington/Frankfort,
  Louisville,
  Memphis,
  Nashville
NEW YORK                 64       25       39    ---       23,621      4.3%
  New York,
  Jersey City,
  Stamford
SAN FRANCISCO            30       21        9    ---        9,296      1.7%
  Oakland,
  Salt Lake City,
  San Francisco,
  Seattle
ST. LOUIS               143       96       41       6      57,001     10.4%
  Denver/Colorado Springs,
  Des Moines,
  Kansas City,
  Minneapolis-St. Paul,
  St. Louis
OTHER                    38       27       10      1       21,623      4.0%
  Boston,
  Chicago,
  Mexico City

TOTAL                 1,359      770      552      37     545,989    100.0%


(1) Includes the Company's corporate headquarters.

        JOINT VENTURES. The Company has interests in joint ventures that own or operate parking facilities located in Nashville, Denver, Germany, and Mexico. The Company has a 50% interest in a joint venture that owns a parking complex on Commerce Street in Nashville, and the Company operates the parking at this complex under a management contract with the joint venture. The Company has a similar interest in two joint ventures in Denver and one joint venture in Germany. The Company is also a joint venture partner with Fondo Opcion and operates twelve facilities on behalf of that joint venture in Mexico City.

        MBE PARTNERSHIPS. The Company is currently a party to ten separate minority business enterprise partnerships formed by the Company and a minority businessperson to manage various facilities. The Company owns 60% to 70% of the partnership interests in each partnership and typically receives management fees before partnership distributions are made to the partners.

        ACQUISITION OF CONTRACT RIGHTS. In August 1992, the Company purchased for $8 million the contract rights to manage 103 parking facilities which are owned, leased, or managed by an unrelated parking company. Of these 103 facilities, 39 were included in parking revenues and their related costs and 64 were included in management contract revenues and their related costs. The Company has a separate contract for each facility. The contract rights are amortized over the various facility contract terms through 2004. The Company believes these contracts should experience the same general renewal rates the Company has experienced in its overall business operations. This arrangement generated parking revenues from the facilities totalling approximately $28.8 million, $30.3 million, and $30.8 million for fiscal 1996, 1995, and 1994, respectively. Additionally, management contract revenues generated from the facilities were approximately $3.2 million, $3.0 million, and $3.1 million for fiscal 1996, 1995, and 1994, respectively. See Note 5 to Consolidated Financial Statements.

        PARKING CONSULTANT TO FUND. In March 1991, the Company agreed to act as a consultant to Realty Parking Properties II L.P., a $34.8 million publicly held fund sponsored by Alex Brown Realty, Inc. (the "Fund"), which was formed to acquire interests in land and facilities to be used for parking operations and incidental ancillary uses. The Fund's investment strategy emphasized surface commercial parking lots believed by the Fund to have significant future potential value for eventual sale as development sites. In connection with the formation of the Fund, the Company purchased 3.0% of the outstanding units for approximately $1.1 million. Pursuant to the Parking Consultant Agreement with the Fund, the Company was required until March 1994 to provide information to the Fund concerning any land or parking structure available for acquisition that the Company believed (i) would be suitable for investment by the Fund, (ii) was or could be readily convertible into and useable as a profitable parking facility, and (iii) had an acquisition cost of at least $1.0 million or was contiguous to a parking facility already owned by the Fund or certain of its affiliates. In this regard, the Company was also required to offer the Fund a right-of-first-refusal on sales of certain land or parking facilities by the Company. As compensation for the Company's services provided in connection with any property acquisition, the Fund was required to pay a fee to the Company equal to a percentage of such property's acquisition cost. Pursuant to the Parking Consulting Agreement, the Company was also required, subject to certain conditions, to lease properties acquired by the Fund based upon the Company's recommendation. Rental payments by the Company under the ten year net leases are calculated on the basis of the cost of the property and include a percentage of gross receipts over a base amount. In addition, if a lease is terminated because of the sale of the property, the Company is entitled to a consulting fee equal to a percentage of the contract price and a fee for termination of the lease equal to a percentage of the gain on sale. The Parking Consulting Agreement terminated in March 1994. Currently, the Company leases seven properties from the Fund.

ITEM 3.  LEGAL PROCEEDINGS

        The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, in the opinion of management, there is no legal proceeding to which the Company is a party which, if decided adversely to the Company, would be material to the Company's financial condition, liquidity, or results of operations. The Company takes steps to attempt to disclaim its liability for personal injury and property damage claims by printing disclaimers on its ticket stubs and by placing warning signs in the facilities it owns or operates. The Company also carries liability insurance that management believes meets industry standards; however, there can be no assurance that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended
September 30, 1996.



                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

	(a) The Registrant's Common Stock has been traded on the New York Stock Exchange under the symbol PK since October 10, 1995. The following is a list of the high and low closing prices by fiscal quarters for the last fiscal year, as recorded by the New York Stock Exchange. All share prices have been adjusted to reflect the effects of the three-for-two stock split in March 1996. Prior to October 10, 1995, there was no public market for these shares.


                                               High        Low
Three months ended December 31, 1995	    $ 19.8750	$ 12.0000
Three months ended March 31, 1996             27.2500     18.0000
Three months ended June 30, 1996              34.1250     23.7500
Three months ended September 30, 1996         33.2500     23.6250
Twelve months ended September 30, 1996       $34.1250    $12.0000

	(b)  There were, as of September 30, 1996 approximately
5,500 holders of the Registrant's Common Stock, as evidenced by depository and transfer agent listings.

        (c) During fiscal 1996, a split-adjusted equivalent of $0.02 per share was distributed to holders of the Registrant's Common Stock in each of the four fiscal quarters. Prior to the Initial Public Offering on October 10, 1995, there were no dividends on Common Stock. The Company declared dividends of $450,000 and $398,000 in 1995 and 1994, respectively, on the
Preferred Stock that was outstanding prior to the recapitalization. See Note 9 to the Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The information set forth under the caption "Five Year
Selected Consolidated Financial Data " in the Company's Annual
Report to Shareholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        The information set forth under the captions "Independent Auditors' Report", "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", and "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996 is incorporated herein by reference.

        The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1996, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

        Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

        Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Shareholders.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K



(a)(1)	FINANCIAL STATEMENTS
        The following financial statements and related notes of the Company contained on pages 16 through 31 of the Company's Annual
        Report to Shareholders for the
        fiscal year ended September 30, 1996 are incorporated herein by reference.

        Independent Auditors' Report                                       16

        Consolidated Balance Sheets -
        September 30, 1996 and 1995                                        17

        Consolidated Statements of Earnings - Fiscal Years
        Ended September 30, 1996, 1995, and 1994                           18

        Consolidated Statement of Shareholders' Equity -
        Fiscal Years Ended
        September 30, 1996, 1995, and 1994                                 19

        Consolidated Statements of Cash Flows - Fiscal Years
        Ended September 30, 1996, 1995, and 1994                           20

        Notes to Consolidated Financial Statements                      21-32

(a)(2)  FINANCIAL STATEMENT SCHEDULES

        None

        Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a)(3)  EXHIBITS

        The exhibits listed in the Index to Exhibits, which appears on pages E-__ through E-___ of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)     REPORTS ON FORM  8-K

        No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 1996.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	CENTRAL PARKING CORPORATION


Date:   December 24, 1996   By: /s/ Stephen A. Tisdell
                                    Stephen A. Tisdell
                                    Chief Financial Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                       Title                           Date


/s/ Monroe J. Carell, Jr.    Chairman of the Board,     December 24, 1996
    Monroe J. Carell, Jr.    Chief Executive Officer
                             and Director

/s/ James H. Bond            President & Chief          December 24, 1996
    James H. Bond            Operating Officer;
                             Director

/s/ Stephen A. Tisdell       Chief Financial Officer    December 24, 1996
    Stephen A. Tisdell       (Principal Financial and
                             Accounting Officer)


/s/ John W. Eakin            Director                   December 24, 1996
    John W. Eakin

/s/ Edward G. Nelson         Director                   December 24, 1996
    Edward G. Nelson

/s/ William C. O'Neil        Director                   December 24, 1996
    William C. O'Neil



EXHIBIT INDEX


Exhibit                                                            Page
Number  Document                                                   Number

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

        (j)     Modification of Performance Unit
                Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1(j) to the Company's
                Annual Report on Form 10-K filed on
                December 27, 1995)

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
        (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement
	       No. 33-95640 on Form S-1.)

10.7 Form of Management Contract (Incorporated by reference to Exhibit 10.14 to the Company's
        Registration Statement No. 33-95640 on
        Form S-1.)

10.8 Form of Lease (Incorporated by reference to Exhibit 10.15 to the Company's
	       Registration Statement No. 33-95640 on Form S-1.)

10.9    1996 Employment Stock Purchase Plan
        (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-
        95640 on Form S-1.)

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

10.12   Form of $150,000,000 Credit Agreement dated
        December 12, 1996 by and among various
        banks with SunTrust Bank, Nashville,
        N.A. as Agent, and Central Parking Corporation and certain of its subsidiaries (Incorporated by reference to Item 11(b)(1) to the Company's Tender
        Offer Statement on Schedule 14D-1 as filed on December 13, 1996).

10.13	  Agreement and Plan of Merger, dated as of December 6,
        1996, by Central Parking System -- Empire State,
        Inc., an indirect wholly-owned subsidiary of Central
        Parking Corporation and Square Industries
        (Incorporated by reference to Item 11(c)(1) to the
	       Company's Tender Offer Statement on Schedule 14D-1 as filed on December 13, 1996).

11      Detail Computation of Per Share Earnings                        E-__

13      Annual Report to Shareholders                                   E-__

21      Subsidiaries of the Registrant                                  E-__

23      Consent of KPMG Peat Marwick LLP                                E-__

27      Financial Data Schedule                                         E-__