Form 10-Q
period 1996-12-31
CENTRAL PARKING CORP
filed 1997-02-14
CIK 949298

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For quarter ended December 31, 1996

                    Commission file number 001-13950





Exact Name of Registrant as Specified in Its Charter:
	CENTRAL PARKING CORPORATION

State or Other Jurisdiction of Incorporation or Organization:
   Tennessee

I.R.S. Employer Identification No.:
   62-1052916

Address of Principal Executive Offices:
	2401 21st Avenue South, Suite 200, Nashville, Tennessee

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


Class:  Common Stoc, $0.01 par value

Outstanding at February 10, 1997:    17,492,000

                                 INDEX

                      CENTRAL PARKING CORPORATION


PART 1.	FINANCIAL INFORMATION                                 PAGE

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets
	---December 31, 1996, September 30, 1996 and
           December 31, 1995                                      3

	Condensed consolidated statements of earnings
	--- three months ended December 31, 1996 and 1995        4

	Condensed consolidated statements of cash flows
	--- three months ended December 31, 1996 and 1995        5

	Notes to condensed consolidated financial statements   6-7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations                    8-9


PART 2. 	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders      9

Item 6.	Exhibits and Reports on Form 8-K                      9-10



	SIGNATURES                                              11

             CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets


Amounts in thousands
                                       Unaudited                  Unaudited
                                    December 31   September 30   December 31
                                        1996            1996         1995

ASSETS

Current assets:
 Cash and cash equivalents            $  5,850      $ 28,605      $ 22,983
 Management accounts receivable          8,594         8,982         7,928
 Accounts and current portion
   of notes receivable - other           3,356         3,016         5,564
 Prepaid expenses                        6,203         4,549         3,976
 Deferred income taxes                       8           270             -

        Total current assets            24,011        45,422        40,451



Investments, at amortized cost           4,551         4,483         4,308
Notes receivable, less
  current portion                        8,027         8,248         4,331
Property, equipment, and
  leasehold improvements, net          131,073        38,188        35,036
Contract rights, net                     5,601         5,815         6,498
Investment in limited partnerships       1,240         1,234         1,240
Investment in general partnerships       1,772         1,705         1,379
Other assets                             2,525         2,117         1,903

                                      $178,800      $107,212      $ 95,146


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                    $ 11,318      $ 11,275      $ 10,411
  Accrued payroll and
    related costs                        4,586         5,059         3,852
  Accrued expenses                       1,437           900         3,272
  Management accounts payable            6,387         7,788         4,908
  Income taxes payable                   3,099           693         2,728
  Deferred income taxes                      -             -           120

Total current liabilities               26,827        25,715        25,291

Long-term debt                          67,200            -              -
Deferred compensation                    2,984         3,095         3,134
Deferred income taxes                    1,386         1,609           608

Total liabilities                       98,397        30,419        29,033

Shareholders' equity :
  Common stock, $.01 par
  value; 30,000,000 shares
  authorized,  17,490,100,
  17,477,088 and 17,417,481
  issued and outstanding,
  respectively                             175           175           175
    Additional paid-in capital          31,913        31,747        30,740
    Foreign currency translation
      adjustment                           (64)           59            (2)
    Retained earnings                   48,999        45,449        35,888
    Deferred compensation on
      restricted stock, net               (620)         (637)         (688)

Total shareholders' equity              80,403        76,793        66,113

                                      $178,800      $107,212      $ 95,146


See accompanying notes to condensed consolidated financial statements

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited



Amounts in thousands, except per share data

                                                     Three Months Ended
                                                        December 31,
                                                    1996            1995

Revenues:
  Parking                                        $ 32,085             $ 25,163
  Management contract                               9,338                8,088
      Total revenues                               41,423               33,251

Costs and expenses:
  Cost of parking                                  29,085               22,513
  Cost of management contracts                      2,501                2,524
  General and administrative                        4,708                4,079
      Total costs and expenses                     36,294               29,116

      Operating earnings                            5,129                4,135

Other income:
  Interest income                                     625                  589
  Interest expense                                     (7)                   -
  Net gains on sales of property and equipment          3                   41
  Equity in partnership and joint venture
    earnings                                          250                  164

      Other income, net                               871                  794

      Earnings before income taxes                  6,000                4,929

Income tax expense                                  2,101                1,701
Net earnings                                      $ 3,899              $ 3,228

Weighted average shares and share equivalents  17,619,743           17,216,378

Net earnings per share                            $  0.22              $  0.19
Dividends per share                               $  0.02              $  0.02


See accompanying notes to condensed consolidated financial statements

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                               Unaudited


Amounts in thousands

                                                        Three Months Ended
                                                            December 31,
                                                        1996           1995
Cash flows from operating activities:
  Net earnings                                        $ 3,899       $ 3,228
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Depreciation                                          711           567
    Amortization of contract rights                       214           201
    Amortization of deferred compensation cost             17            16
    Equity in partnership and joint venture (earnings)   (250)         (164)
    Net gains on sales of property and equipment           (3)          (41)
    Deferred income taxes                                  39           (26)
    Changes in operating assets and liabilities:
      (Increase) decrease in management accounts
        receivable                                        388        (1,157)
      (Increase) decrease in notes and accounts
        receivable - other                               (119)          218
      (Increase) decrease in prepaid expenses          (1,654)         (176)
      (Increase) decrease in other assets                (293)          376
      Increase (decrease) in accounts payable,
        accrued expenses and deferred compensation         (4)        1,066
      Increase (decrease) in management accounts
        payable                                        (1,401)         (724)
      Increase (decrease) in income taxes payable       2,406         1,163

    Net cash provided by operating activities           3,950         4,547

Cash flows from investing activities:
  Investments in notes receivable                           -             -
  Purchase of property, equipment, and leasehold
    improvements                                      (93,611)      (14,843)
  Purchase of contract rights                               -          (332)
  Investment in or return on general and limited
    partnerships                                           62           (88)
  Purchase of investments                                 (68)          (62)
  Proceeds from sale of partnership                         -             -

    Net cash used by investing activities             (93,599)      (11,765)

Cash flows from financing activities:
  Dividends paid                                         (349)            -
  Proceeds from note payable                           67,200             -
  Proceeds from issuance of common stock, net             166        20,036

    Net cash provided by financing activities          67,017        20,036

Foreign currency translation                             (123)          (53)
    Net increase (decrease)  in cash and cash
      equivalents                                     (22,755)       12,765
Cash and cash equivalents at beginning of period       28,605        10,218

Cash and cash equivalents at end of period           $  5,850      $ 22,983

Non-cash transactions:
  Exchange of properties, net                        $      -      $  2,804
  Conversion of deferred compensation
    payable to restricted stock                      $      -      $  1,874



See accompanying notes to consolidated financial statements

                      CENTRAL PARKING CORPORATION

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


BASIS OF PRESENTATION

		The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended
December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.
For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996 (included in the Company's Annual Report on Form 10-K).

INITIAL PUBLIC OFFERING

		On October 10, 1995, the Company completed an initial public offering of common stock in which 1,864,500 shares (adjusted for the 3 for 2 split in March 1996) were sold by the Company for net proceeds of $20.0 million. In addition, 2,755,500 shares of common stock (adjusted for the 3 for 2 split in March 1996) were sold by certain shareholders of the Company.

THREE FOR TWO STOCK SPLIT

		On February 21, 1996, the Board of Directors approved a three-for-two stock split payable to shareholders of record as of March 4, 1996. The stock split was distributed on March 19, 1996 resulting in the net issuance of 5,805,816 new shares. Actual shares outstanding after the split were 17,417,481.

		All shares and per share amounts in this report have been adjusted to reflect the stock split, unless otherwise noted.

INCOME PER SHARE

		Income per share has been computed by dividing net earnings for each period by the weighted average number of shares and share equivalents outstanding during the applicable period.

		Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent
(3%).

ACQUISITION

		On December 31, 1996, the Company purchased for cash Civic Parking, LLC, a limited liability company, which owns four parking garages in St. Louis: Kiener East, Kiener West, Stadium East and
Stadium West. The four garages, which are presently operated by the Company under management agreements, have a total of 7,464 parking spaces. The acquisition will be accounted for as a purchase. The purchase price was approximately $91.0 million. The transaction was financed through working capital and a draw of $67.2 million on the Company's $150 million credit facility (see
Long Term Debt). Due to the timing of the acquisition, the Company has not completed its purchase price allocations for purchase accounting purposes. Management has allocated the majority of the purchase price to property and equipment.


                The unaudited consolidated pro forma results of all current, continuing operations, assuming the acquisition of Civic Parking, LLC had been consummated on October 1, 1995, are as follows (in thousands except for earnings per share):


                                             Three Months Ended December 31,
                                                 1996               1995
Total revenues                                 $43,867            $35,490
Earnings before income taxes                     6,299              5,050
Net earnings                                     4,093              3,246
Earnings per share                                 .23                .19
Weighted average shares and
  share equivalents                             17,620             17,216



SUBSEQUENT EVENT

		On January 17, 1997, the Company completed a cash tender to acquire all of the outstanding shares of Square Industries, Inc.
("Square Industries") at $28.50 net to the seller in cash at closing, with an additional $2.50 per share deposited by Central
Parking in escrow as contingent consideration for distribution to either the shareholders of Square Industries or Central Parking based upon the resolution of two specific matters, subject to adjustment as provided in the escrow agreement. The Tender Offer expired at midnight on Friday, January 17, 1997, at which time, based on a preliminary count from the Depositary, SunTrust Bank, Atlanta, approximately 1,438,000 shares, or 97%, of Square
Industries common stock had been tendered and not withdrawn pursuant to the Offer. The shares validly tendered and not withdrawn at that time were accepted for payment. Central Parking now intends to complete a short-form merger of Square Industries into a wholly-owned subsidiary of Central Parking with each untendered share of Square Industries to be converted into the right to receive $28.50 in cash, with an additional $2.50 per share to be deposited by Central Parking in escrow as contingent consideration for distribution to either the shareholders of Square Industries or Central Parking based upon the resolution of two specific matters, subject to adjustment as provided in the escrow agreement.

		As provided in the Merger Agreement on January 21, 1997, Central Parking deposited with the Depositary $48,290,062 for payment of the shares and share equivalents outstanding. The
Depositary will proceed with the payment of all tendered shares.
Additionally on January 21, 1997, $4,390,640 was deposited as contingent consideration with the escrow agent, First American
National Bank of Nashville, Tennessee, on the 1,756,256 outstanding shares and share equivalents.

LONG TERM DEBT

		The total funds required by the Company to consummate the two acquisitions noted above is estimated at approximately $170 million, including fees and expenses and retirement of approximately $22 million of existing Square Industries debt. The
Company financed such transactions from current working capital and the revolving credit provisions of a $150 million loan agreement
(the "Acquisition Facility") with a commercial bank and certain other lenders (the "Lenders") dated December 12, 1996.

		The Acquisition Facility, which is unsecured, expires January 31, 2000, provided that the Lenders may extend the term until January 31, 2001, upon the request of the Company. Revolving loans under the Acquisition Facility bear interest at one of two rates, at the Company's option, either (i) the bank's base rate plus .5%
or (ii) the LIBOR plus a margin ranging from .25% to 1.50% depending on the occurrence of certain dates or events, achievement of certain financial ratios and the Company's senior unsecured debt rating from Standard and Poor's or Moody's. The Company must permanently reduce the amount available for borrowing under the Acquisition Facility to $120 million by February 28, 1997, provided that the Lenders may extend such date to April 30, 1997 upon the payment of a commitment fee by the Company. The Company must also permanently reduce the amount available for borrowing under the Acquisition Facility to $85 million by September 30, 1997, or earlier upon the occurrence of certain events, provided that the Lenders may extend the September 30 date to December 31, 1997 and again to March 31, 1998, in each case upon the payment of an extension fee by the Company. The Company anticipates that the borrowings under the Acquisition Facility will be repaid out of cash flow, a refinancing, or the proceeds of a debt or equity offering. The Acquisition Facility contains customary representations, warranties and covenants of the Company and its subsidiaries, including financial covenants relating to maintenance of ratios and restrictions on further indebtedness. The amount outstanding at December 31, 1996 was $67,200,000 with a 7.4% weighted average interest rate.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

		Parking revenues for the first quarter of fiscal 1997 increased to $32.1 million from $25.2 million in the first quarter of fiscal 1996, an increase of $6.9 million or 27.5%. The increase resulted primarily from the net addition of 89 leased and owned locations over the same quarter last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations increased to $3.9 million from $2.9 million. The increase in foreign revenues was a result of the addition of three leased locations.

		Management contract revenue for the first quarter of fiscal 1997 increased to $9.3 million from $8.1 million in the first quarter of fiscal 1996, an increase of $1.3 million or 15.5%. The increase resulted from a net increase in the number of management contracts from 736 to 780.

		Cost of parking in fiscal first quarter 1997 increased to $29.1 million from $22.5 million in fiscal first quarter 1996, an increase of $6.6 million or 29.2%. Of the increase of $6.6 million, $4.3 million was attributable to rent and $1.5 million was attributable to payroll expense. The rent and payroll expense increase was attributed primarily to an increase in the number of owned and leased locations from 531 to 620.

		Cost of management contracts in fiscal first quarter 1997 and 1996 remained the same at $2.5 million. The increase in management account revenues in 1997 did not cause any increase in management account costs. The number of management fee locations increased from 736 to 780.

		General and administrative expenses increased to $4.7 million for the first quarter of fiscal 1997 from $4.1 million in fiscal first quarter 1996, an increase of $629 thousand or 15.4%. The increase is primarily attributable to increased incentive compensation resulting from increased profits and start-up costs associated with the opening of new locations and joint ventures.
General and administrative expenses, as a percentage of revenues, were 11.4% for the first quarter of fiscal 1997 compared to 12.3% for the first quarter of fiscal 1996, a decrease of 0.9%. The decrease was attributable to spreading fixed expenses over a broader base and the implementation of bonus limits on certain key executives.

		Interest income increased to $625 thousand for the first quarter of fiscal 1997, from $589 thousand in the first quarter of fiscal 1996, an increase of $36 thousand or 6.1%. The increase in interest income is a result of increased investment balances outstanding during the quarter.

		Income taxes increased to $2.1 million for the first quarter of fiscal 1997 from $1.7 million in the first fiscal quarter in 1996, an increase of $400 thousand or 23.5%. The tax rate for the fiscal 1997 quarter was 35.0% compared to 34.5% for the 1996 quarter. The increase in the tax rate is attributable primarily to decreasing interest income on tax exempt investments in 1996. The increased trend of this tax rate is expected to continue for the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

		During the first three months ended December 31, 1996 and 1995, the Company generated cash flow from operating activities of $4.0 million and $4.5 million respectively.

		The Company purchased properties during the three months ended December 31, 1996 and 1995 in the amounts of $93.6 million and $14.8 million respectively. Included in the $93.6 million in property purchased for fiscal 1996 is the Civic Parking LLC acquisition of four parking garages totalling approximately 7,500 parking spaces which was closed on December 31, 1996. The purchase was funded partially through available cash and the drawing under a revolving credit facility in the amount of $67.2 million (see
Acquisition Facility).

		On January 20, 1997, the Company completed its offer to acquire all the outstanding shares of Square Industries, Inc. The total purchase price, including assumed debt and transaction costs, will total approximately
$80 million. The funds required for this acquisition were drawn under a revolving credit facility (see Acquisition Facility).



ACQUISITION FACILITY

		The Acquisition Facility is a $150 million revolving credit facility, which is unsecured, and expires January 31, 2000, provided that the Lenders may extend the term until January 31, 2001, upon the request of the Company. Revolving loans under the Acquisition Facility bear interest at one of two rates, at the Company's option, either (i) the bank's base rate plus .5% or (ii) the LIBOR plus a margin ranging from .25% to 1.50% depending on the occurrence of certain dates or events, achievement of certain financial ratios and the Company's senior unsecured debt rating from Standard and Poor's or Moody's. The Company must permanently reduce the amount available for borrowing under the Acquisition
Facility to $120 million by February 28, 1997, provided that the Lenders may extend such date to April 30, 1997 upon the payment of a commitment fee by the Company. The Company must also permanently reduce the amount available for borrowing under the Acquisition
Facility to $85 million by September 30, 1997, or earlier upon the occurrence of certain events, provided that the Lenders may extend the September 30 date to December 31, 1997 and again to March 31,
1998, in each case upon the payment of an extension fee by the Company, The Company anticipates that the borrowings under the Acquisition Facility will be repaid out of cash flow, a refinancing, or the proceeds of a debt or equity offering. The
Acquisition Facility contains customary representations, warranties and covenants of the Company and its subsidiaries, including financial covenants relating to maintenance of ratios and restrictions on further indebtedness.

		Depending on the timing and magnitude of the Company's future investments (either in the form of lease or purchase of parking properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and the new revolving credit facility.
If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and the existing credit facility, the Company may seek additional sources of capital, including the sale or issuance of Common Stock.

PART II  --  OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

		No matter was submitted to a vote of the Company's security-holders during the three months ended December 31, 1996.





Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            2.1 Form of $150,000,000 Credit Agreement dated December 12, 1996 by and among various banks with SunTrust Bank, Nashville, N.A. as Agent, and Central Parking
                 Corporation and certain of its subsidiaries (incorporated by reference to Item 11(b)(1) to the Company's Tender Offer Statement on Schedule 14D-1 as filed on December 13, 1996).


           2.2 Agreement for Sale and Purchase of Membership Interests, dated as of November 22, 1996, by Central Parking System Realty, Inc. and Central Parking System Realty of Missouri, Inc. (direct and indirect subsidiaries, respectively, of Central Parking Corporation) and Gateway Groups, Inc., and SLC Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K as originally filed on January 14, 1997.)


           2.3 Agreement and Plan of Merger dated as of December 6, 1996, among Central Parking Corporation, Central Parking System -- Empire State, Inc. and Square Industries, Inc. (incorporated by reference to Exhibit (c)(1) to the Tender Offer Statement on Schedule 14D-1 filed by Central Parking Corporation on December 13, 1996, relating to Square Industries, Inc.)


           27.  Financial Data Schedule (EDGAR Filing Only)

        (b)     Reports on Form 8-K

		No reports on Form 8-K were filed by the Company during the three months ended December 31, 1996.

                               SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CENTRAL PARKING CORPORATION


        Date: February 14, 1997               By:/s/ Stephen A. Tisdell
                                                     Stephen A. Tisdell
                                                     Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         SIGNATURE               TITLE                       DATE

/s/ Stephen A. Tisdell      Chief Financial Officer         February 14, 1997
    Stephen A. Tisdell      (Princiapal Financial and
                            Accounting Officer)