Form 10-Q
period 1997-03-31
CENTRAL PARKING CORP
filed 1997-05-15
CIK 949298

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                       --------------------------
                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended March 31, 1997

                     Commission file number 001-13950



                      CENTRAL PARKING CORPORATION
               ------------------------------------------
          Exact Name of Registrant as Specified in Its Charter




           TENNESSEE                             62-1052916
---------------------------------           -------------------
  State or Other Jurisdiction                 I.R.S. Employer
of Incorporation or Organization             Identification No.


        2401 21ST AVENUE SOUTH
             SUITE 200
       NASHVILLE, TENNESSEE                           37212
---------------------------------------           --------------
Address of Principal Executive Offices               Zip Code


Registrant's Telephone Number,
Including Area Code:                   (615) 297-4255


Former name, address and fiscal year,
if changed since last report:           Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  YES ( X )   NO (   )


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


          Class                         Outstanding at May 13, 1997
-----------------------------           ---------------------------
COMMON STOCK, $0.01 PAR VALUE	                    17,528,671

                                 INDEX

                      CENTRAL PARKING CORPORATION
                                                                  PAGE

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets
        --- March 31, 1997, September 30, 1996
            and March 31, 1996                                    3


        Condensed consolidated statements of earnings
        --- three and six months ended
            March 31, 1997 and 1996                               4-5

        Condensed consolidated statements of cash flows
        --- six months ended March 31, 1997 and 1996              6

        Notes to condensed consolidated financial statements      7-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       10-12


PART 2. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders       13

Item 6. Exhibits and Reports on Form 8-K                          14-15



        SIGNATURES                                                16

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                         (Amounts in thousands)
                                                                              Unaudited       September 30,      Unaudited
                                                                            March 31,1997         1996         March 31, 1996
                                                                           ---------------  ---------------   ---------------
               ASSETS

Current assets:
    Cash and cash equivalents                                              $       7,981    $      28,605     $      26,916
    Management accounts receivable                                                 9,636            8,982             7,741
    Accounts and current portion of notes receivable                               7,284            3,016             3,245
    Prepaid expenses                                                               7,230            4,549             3,859
    Deferred income taxes                                                            697              270                 -
    Assets held for resale                                                        45,799                -                 -
                                                                           ---------------  ---------------   ---------------
                 Total current assets                                             78,627           45,422            41,761

Investments, at amortized cost                                                     4,609            4,483             4,367
Notes receivable, less current portion                                             8,304            8,248             4,265
Property, equipment, and leasehold improvements, net                              89,934           38,188            36,209
Contract rights, net                                                               5,403            5,815             6,279
Goodwill, net                                                                     27,612                -                 -
Investment in limited partnerships                                                 1,240            1,234             1,235
Investment in general partnerships                                                47,862            1,705             1,413
Other assets                                                                       7,174            2,117             2,031
                                                                           ---------------  ---------------   ---------------
                                                                           $     270,765     $    107,212     $      97,560
                                                                           ===============  ===============   ================




























    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                      $      47,207     $          -    $            -
    Accounts payable                                                              18,515           11,275             9,461
    Accrued payroll and related costs                                              7,214            5,059             5,071
    Accrued expenses                                                               3,151              900             4,471
    Management accounts payable                                                    9,844            7,788             4,610
    Income taxes payable                                                           1,100              693             1,179
                                                                           ---------------  ---------------   ---------------
                 Total current liabilities                                        87,031           25,715            24,792

Long-term debt                                                                    86,767                -                 -
Other liabilities                                                                  3,952                -                 -
Deferred compensation                                                              2,977            3,095             2,491
Deferred income taxes                                                              4,602            1,609             1,081
                                                                           ---------------  ---------------   ---------------
                 Total liabilities                                               185,329           30,419            28,364

Shareholders' equity :
    Common stock, $.01 par value; 50,000,000 shares authorized, 17,528,671,
       17,477,088 and 17,417,481 issued and outstanding, respectively                175              175               174
    Additional paid-in capital                                                    32,619           31,747            31,513
    Foreign currency translation adjustment                                          225               59               (32)
    Retained earnings                                                             53,021           45,449            37,541
    Deferred compensation on restricted stock, net                                  (604)            (637)                -
                                                                           ---------------  ---------------   ---------------
                 Total shareholders' equity                                       85,436           76,793            69,196
                                                                           ---------------  ---------------   ---------------
                                                                             $   270,765      $   107,212      $     97,560
                                                                           ===============  ===============   ================
See accompanying notes to condensed consolidated financial statements

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited
          (Dollar amounts in thousands, except per share data)
                                                                  Three Months Ended March 31,
                                                                      1997           1996
                                                                --------------    -------------
Revenues:
        Parking                                                 $     45,702      $    27,600
        Management contract                                           10,223            8,080
                                                               --------------    -------------
            Total revenues                                            55,925           35,680

Costs and expenses:
        Cost of parking                                               39,397           24,947
        Cost of management contracts                                   3,191            2,702
        General and administrative                                     6,228            4,436
                                                                --------------    -------------
             Total costs and expenses                                 48,816           32,085
                                                                --------------    -------------

             Operating earnings                                        7,109            3,595

Other income (expense):
        Interest income                                                  240              530
        Interest expense                                              (1,313)               -
        Net gains on sales of property and equipment                       2             1,142
        Equity in partnership and joint venture earnings                 955                65
                                                                --------------    -------------
             Other income (expense), net                                (116)            1,737
                                                                --------------    -------------
             Earnings before income taxes                              6,993             5,332

             Income taxes                                              2,577             1,867
                                                                --------------    -------------
             Net earnings                                       $      4,416      $      3,465
                                                                ==============    =============
Weighted average common shares and
     common share equivalents                                     17,604,050        17,522,563

Net earnings per common share                                   $       0.25      $       0.20
                                                                ==============    =============
Dividends per common share                                      $       0.02      $       0.02
                                                                ==============    =============

See accompanying notes to condensed consolidated financial statements

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited
          (Dollar amounts in thousands, except per share data)
                                                                  Six Months Ended March 31,
                                                                      1997            1996
                                                                --------------    -------------
Revenues:
        Parking                                                 $     77,787      $     52,763
        Management contract                                           19,561            16,168
                                                                --------------    -------------
                        Total revenues                                97,348            68,931

Costs and expenses:
        Cost of parking                                               68,482            47,460
        Cost of management contracts                                   5,692             5,226
        General and administrative                                    10,936             8,515
                                                                --------------    -------------
                        Total costs and expenses                      85,110            61,201
                                                                --------------    -------------

                        Operating earnings                            12,238             7,730

Other income (expense):
        Interest income                                                  865             1,119
        Interest expense                                              (1,320)                -
        Net gains on sales of property and equipment                       5             1,183
        Equity in partnership and joint venture earnings               1,205               229
                                                                --------------    -------------
                        Other income (expense), net                      755             2,531
                                                                --------------    -------------
                        Earnings before income taxes                  12,993            10,261

                        Income taxes                                   4,678             3,568
                                                                --------------    -------------
                        Net earnings                            $      8,315      $      6,693
                                                                ==============    =============
Weighted average common shares and
        common share equivalents                                  17,609,288        17,374,032

Net earnings per common share                                   $       0.47      $       0.39
                                                                ==============    =============
Dividends per common share                                      $       0.04      $       0.04
                                                                ==============    =============

See accompanying notes to condensed consolidated financial statements

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                               Unaudited
                         (Amounts in thousands)
                                                                                                       Six Months Ended March 31,
                                                                                                           1997            1996
                                                                                                      -------------   ------------
 Net earnings                                                                                         $   8,315       $    6,693
 Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation                                                                                     1,822            1,178
         Amortization of contract rights                                                                    412              420
         Amortization of deferred compensation cost                                                          33               34
         Amortization of goodwill                                                                           227                -
         Equity in partnership and joint venture (earnings)                                              (1,205)            (229)
         Net gains on sales of property and equipment                                                        (5)          (1,183)
         Deferred income taxes                                                                               40              327
         Changes in operating assets and liabilities, net of effects of acquisition of companies:
         (Increase) decrease in management accounts receivable                                             (723)            (970)
         (Increase) decrease in notes and accounts receivable - other                                    (3,016)           2,604
         (Increase) decrease in prepaid expenses                                                           (857)             (59)
         (Increase) decrease in other assets                                                             (1,618)             231
         Increase (decrease) in accounts payable, accrued expenses and deferred compensation               (438)           2,238
         Increase (decrease) in management accounts payable                                                (605)          (1,022)
         Increase (decrease) in income taxes payable                                                        288             (386)
                                                                                                      -------------   ------------
         Net cash provided by operating activities                                                        2,670            9,876
                                                                                                      -------------   ------------
 Cash flows from investing activities:
        Proceeds from sales of property and equipment                                                     9,339            1,418
        Investments in notes receivable                                                                    (368)               -
        Purchase of assets held for resale                                                              (45,799)               -
        Purchase of property, equipment, and leasehold improvements                                      (4,188)         (13,343)
        Purchase of contract rights                                                                           -             (332)
        Investment in or return on general and limited partnerships                                     (45,193)             (35)
        Acquisition of company, net of cash acquired                                                    (48,091)               -
        Purchase of investments                                                                            (126)            (121)
                                                                                                      -------------   ------------
        Net cash used by investing activities                                                          (134,426)         (12,413)
                                                                                                      -------------   ------------
Cash flows from financing activities:
        Dividends paid                                                                                     (699)            (697)
        Net borrowings under revolving credit agreement                                                 129,770                -
        Principal repayments on notes payable                                                           (18,977)               -
        Proceeds from issuance of common stock, net                                                         872           20,015
                                                                                                      -------------   ------------
        Net cash provided by financing activities                                                       110,966           19,318
                                                                                                      -------------   ------------
Foreign currency translation                                                                                166              (83)
                                                                                                      -------------   ------------
         Net increase (decrease)  in cash and cash equivalents                                          (20,624)          16,698

Cash and cash equivalents at beginning of period                                                         28,605           10,218
                                                                                                      -------------   ------------
Cash and cash equivalents at end of period                                                            $   7,981       $   26,916
                                                                                                      =============   ============
Non-cash transactions:
  Exchange of properties, net                                                                         $      -        $    2,644
                                                                                                      =============   ============
  Conversion of deferred compensation payable to restricted stock                                     $      -        $    1,874
                                                                                                      =============   ============
  Effects of acquisition:
         Fair value of assets acquired                                                                $  71,278
         Purchase price in excess of the net assets acquired                                             27,839
         Liabilities assumed                                                                            (44,361)
                                                                                                      -------------
         Cash paid                                                                                       54,756
         Less cash acquired                                                                              (6,665)
                                                                                                      -------------
         Net cash paid for acquistion                                                                 $  48,091       $        -
                                                                                                      =============   ============

See accompanying notes to condensed consolidated financial statements

                      CENTRAL PARKING CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 1997


BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996 (included in the Company's Annual Report on Form 10-K).

INITIAL PUBLIC OFFERING
-----------------------

On October 10, 1995, the Company completed an initial public offering of common stock in which 1,864,500 shares (adjusted for the 3 for 2 split in March 1996) were sold by the Company for net proceeds of $20.0 million. In addition, 2,755,500 shares of common stock (adjusted for the 3 for 2 split in March 1996) were sold by certain shareholders of the Company.

THREE FOR TWO STOCK SPLIT
-------------------------

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

INCOME PER SHARE
-----------------

Income per share has been computed by dividing net earnings for each period by the weighted average number of shares and share equivalents outstanding during the applicable period.

Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent
(3%).

ACQUISITIONS
------------
        (A) CIVIC PARKING, L.L.C.

On December 31, 1996, the Company purchased for cash Civic Parking,
L.L.C. ("Civic Parking"), a limited liability company, which owns four parking garages in St. Louis: Kiener East, Kiener West, Stadium East and Stadium West. The four garages, which had previously been operated by the Company under management agreements, have a total of 7,464 parking spaces. The purchase price was approximately $91.0 million which was financed through working capital and a draw of $67.2 million on the Company's revolving credit facility (see Long Term Debt). The transaction was accounted for under the purchase method. The estimated fair value of the garages at the date of the acquisition was equal to the purchase price and, accordingly, management has allocated the purchase price to the land and buildings acquired.

On April 16, 1997, the Company sold 50% of the membership units of Civic Parking to an affiliate of Equity Capital Holdings, L.L.C. for $46.0 million in cash. In the allocation of the purchase price, the Company assigned $45.8 million to the membership units that were sold;
consisting of an estimated sale price of $46.0 million and estimated net cash inflows for the holding period of $638 thousand offset by interest on incremental debt during the holding period of $801 thousand. The membership units retained by the Company have been accounted for in the accompanying financial statements under the equity method and are included in the Company's consolidated financial statements from December 31, 1996.

The Company will continue to operate these garages pursuant to a lease and operating agreement with Civic Parking, L.L.C.

	(B) SQUARE INDUSTRIES, INC.

On January 18, 1997, the Company completed a cash tender to acquire all of the outstanding shares of Square Industries, Inc. ("Square") for $54.8 million, including transaction fees and other related expenses.
In addition, the Company assumed $23.2 million of existing Square debt. The purchase price was financed through a draw on the Company's revolving credit facility (see Long Term Debt). As of March 31, 1997, the Company has refinanced $18.9 million of the debt assumed from Square through a draw on the revolving credit facility.

Square operates 116 parking facilities containing over 61,000 spaces located primarily in the Northeast; New York City 48, Philadelphia 30, Newark 17, Pittsburgh 11, and other cities 10. The Square acquisition was accounted for under the purchase method and, accordingly, the results of operations of Square have been included in the Company's consolidated financial statements from January 18, 1997 and the purchase price has been allocated to Square's assets and liabilities based on their estimated fair values at the date of acquisition. A significant component of management's plan for the combined company is the consolidation of operations and administration functions which include a reduction in staffing levels. Adjustments to goodwill included accruals of approximately $794,000 related to severance of former Square employees. The excess of the purchase price over the fair value of the net assets acquired of $27.8 million is being amortized on a straight-line basis over 25 years. Purchase price adjustments for Square have not been finalized as of March 31, 1997. Final purchase price adjustments are not expected to be material.

PRO FORMA INFORMATION
---------------------
The following unaudited pro forma condensed results of operations give effect to the acquisitions of Square Industries, Inc. and Civic Parking, L.L.C. as if such transactions had occurred at the beginning of each period presented (in thousands except for earnings per share):

                                                      Six Months Ended March 31,
                                                         1997          1996
                                                        --------    ---------
Total revenues                                          $119,646    $102,491
Earnings before income taxes                              14,387      11,785
Net earnings                                               8,989       7,324
Earnings per common share                                   0.51        0.42
Weighted average common shares and
  common share equivalents                                17,609      17,374

The foregoing unaudited proforma condensed statements of operations give effect to, among other proforma adjustments, the following:

(i)   Interest expense on debt incurred to finance the acquisitions.

(ii) Amortization over 25 years of the excess of cost over net assets acquired related to the Square acquisition.

(iii) Depreciation and amortization adjustments related to the fair value of assets acquired.

(iv) Recognition of the effect of estimated cost savings relating to general and administrative expenses, including excess personnel, to be eliminated prospectively in connection with the Square acquisition.

(v) Elimination of the effect of Square's historical costs directly related to Square's sale to the Company, scheduled amortization of deferred expenses and financing costs, and the write off of deferred financing costs directly related to the acquisition.

(vi)  Adjustments to income tax expense related to the above

LONG TERM DEBT
--------------
The Company financed the two acquisitions noted above from current working capital and borrowings against a $150 million revolving credit facility (the "Acquisition Facility") with a commercial bank.

The Acquisition Facility, which is unsecured, expires January 31, 2000, provided that the Lenders may extend the term until January 31, 2001, upon the request of the Company. Revolving loans under the Acquisition Facility bear interest at one of two rates, at the Company's option, either (i) the bank's base rate or (ii) the LIBOR plus a margin ranging from .25% to 1.25% depending on the occurrence of certain dates or events, achievement of certain financial ratios and the Company's senior unsecured debt rating from Standard and Poor's or Moody's. In accordance with the loan agreement, the Company permanently reduced the Acquisition Facility to $120 million as of April 16, 1997. The Company must also permanently reduce the Acquisition Facility to

$85 million by the earlier of September 30, 1997 or such time as the Company raises equity of at least $35 million. This required reduction may be extended by the Company for two additional three month periods at the sole discretion of the Lenders. The Company anticipates that the borrowings under the Acquisition Facility will be repaid out of cash flow, a refinancing, or the proceeds of a debt or equity offering. The Acquisition Facility contains certain covenants which require the Company and its subsidiaries to maintain certain financial ratios and restrict further indebtedness. The amount outstanding at March 31, 1997 was $129,770,000, of which $85 million is reflected as long term debt on the accompanying condensed consolidated balance sheets. Such debt had a 7.2% weighted average interest rate.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31,1997
COMPARED TO THREE MONTHS ENDED MARCH 31, 1996
----------------------------------------------

Parking revenues for the second quarter of fiscal 1997 increased to $45.7 million from $27.6 million in the second quarter of fiscal 1996, an increase of $18.1 million or 65.6%. Of the $18.1 million increase, $13.4 million resulted from the addition of 76 leased and owned Square locations, and $4.7 million is attributable to an additional net increase of 78 leased and owned locations over the same quarter last year. Revenues from foreign operations increased to $4.2 million from $2.9 million. The increase in foreign revenues was a result of the addition of three leased locations.

Management contract revenue for the second quarter of fiscal
1997 increased to $10.2 million from $8.1 million in the second quarter of fiscal 1996, an increase of $2.1 million or 26.5%. The increase of $2.1 million consists of $1.2 million resulting from the addition of 40 Square contracts and $874 thousand attributable to an additional net increase of 44 management contracts over the same period last year.

Cost of parking for the second quarter of fiscal 1997 increased to $39.4 million from $24.9 million in the second fiscal quarter of 1996, an increase of $14.5 million or 57.9%. Of the $14.5 million increase, $10.4 million resulted from the addition of 76 leased and owned Square locations, and $4.1 million is attributable to an additional net increase of 78 leased and owned locations over the same quarter last year. Rent and payroll expenses represented $10.3 million of the $14.5 million increase which was attributable to the increase in owned and leased facilities from 544 to 698. The decrease in cost of parking as a percentage of parking revenue to 86.2% in the second quarter of fiscal 1997 from 90.4% for the same period in 1996 resulted primarily from lower rent expense as a percentage of parking revenues attributable to the Square facilities.

Cost of management contracts for the second quarter of fiscal 1997 increased to $3.2 million from $2.7 million for the second quarter of fiscal 1996, an increase of $489 thousand or 18.1%. This increase is primarily attributable to higher liability insurance claims associated with the increase from 751 to 835 management locations.

General and administrative expenses increased to $6.2 million for the second quarter of 1997 from $4.4 million for the second quarter of fiscal 1996, an increase of $1.8 million or 40.4%. Of the $1.8 million increase, $1.0 million is primarily attributable to increased general and administrative expenses resulting from the addition of Square, $227 thousand is amortization of goodwill arising from the acquisition of Square and, $530 thousand is attributable to increased incentive compensation resulting from increased profits and increases in corporate overhead resulting from expanded headquarter's functions. General and administrative expenses were, as a percentage of revenues, 11.1% for the second quarter of 1997 compared to 12.4% for the second quarter of 1996, a decrease of 1.3%. The decrease resulted from spreading fixed expenses over a larger revenue base which was primarily attributable to the addition of Square facilities.

Interest income decreased to $240 thousand for the second quarter of fiscal 1997 from $530 thousand for the second quarter of fiscal 1996, a decrease of $290 thousand or 54.5%. Interest expense for the second quarter of fiscal 1997 was $1.3 million compared to $0 for the second quarter of fiscal 1996. The increase in interest expense resulted from borrowings against the Company's revolving credit facility. The reduction in interest income resulted from reduced investment balances. The reduced investment balances and borrowings against the revolving credit facility were attributable to funding the acquisitions of Square and Civic Parking.

There were no material gains from sales of property and equipment for the second quarter of fiscal 1997 compared to a gain of $1.1 million in the second quarter of fiscal 1996. The gain in 1996 was primarily from the condemnation of a property in January, 1994 that was in dispute and settled during the first quarter of fiscal 1996.

Equity in partnership and joint venture earnings increased to $955 thousand for the second quarter of fiscal 1997 compared to $65 thousand for the same period in 1996. The increase is primarily attributable to earnings from Civic Parking of $638 thousand and an increase in earnings from $19 thousand to $139 thousand attributable to the joint venture in Mexico.

Income taxes increased to $2.6 million in the second quarter of fiscal 1997 compared to $1.9 million for the same period in 1996, an increase of $711 thousand or 38.1%. The tax rate for the 1997 quarter was 36.9% compared to 35.0% for the 1996 quarter. The increase in tax rate is primarily attributable to a decrease in income from tax exempt investments and permanent differences arising from the amortization of intangible assets in the 1997 quarter compared to the 1996 quarter.


SIX MONTHS ENDED MARCH 31,1997
COMPARED TO SIX MONTHS ENDED MARCH 31, 1996
--------------------------------------------

Parking revenues for the first six months of fiscal 1997 increased to $77.8 million from $52.8 million in the first six months of fiscal 1996, an increase of $25.0 million or 47.4%. Of the $25.0 million increase, $13.4 million resulted from the addition of 76 leased and owned Square locations, and $11.6 million is attributable to an additional net increase of 78 leased and owned locations over the same period last year. Revenues from foreign operations increased to $8.2 million from $5.8 million. The increase in foreign revenues was a result of the addition of three leased locations.

Management contract revenue for the first six months of fiscal 1997 increased to $19.6 million from $16.2 million in the first six months of fiscal 1996, an increase of $3.4 million or 21.0%. The increase of $3.4 million consists of $1.2 million resulting from the addition of 40 Square contracts and $2.2 million attributable to an additional net increase of 44 management contracts over the same period last year.

Cost of parking for the first six months of fiscal 1997 increased to $68.5 million from $47.5 million in the first six months of 1996, an increase of $21.0 million or 44.3%. Of the $21.0 million increase, $10.4 million resulted from the addition of 76 leased and owned Square locations, and $10.6 million is attributable to an additional net increase of 78 leased and owned locations over the same period last year. Rent and payroll expenses represented $16.1 million of the $21.0 million increase which was attributable to the increase in owned and leased facilities from 544 to 698. The decrease in cost of parking as a percentage of parking revenue to 88.0% for the first six months of fiscal 1997 from 89.9% for the same period in 1996 resulted primarily from lower rent expense as a percentage of parking revenues attributable to the Square facilities.

Cost of management contracts for the first six months of fiscal 1997 increased to $5.7 million from $5.2 million for the first six months of fiscal 1996, an increase of $466 thousand or 8.9%. This increase is primarily attributable to higher liability insurance claims associated with the increase from 751 to 835 management locations.

General and administrative expenses increased to $10.9 million for the first six months of 1997 from $8.5 million for the first six months of fiscal 1996, an increase of $2.4 million or 28.4%. Of the $2.4 million increase, $1.0 million is primarily attributable to increased general and administrative expenses resulting from the addition of Square, $227 thousand is amortization of goodwill arising from the acquisition of Square, and $1.1 million is attributable to increased incentive compensation resulting from increased profits and increases in corporate overhead resulting from expanded headquarter's functions. General and administrative expenses were, as a percentage of revenues, 11.2% for the six months of 1997 compared to 12.4% for the six months of 1996, a decrease of 1.2%. The decrease resulted from spreading fixed expenses over a larger revenue base which was primarily attributable to the addition of Square facilities.

Interest income decreased to $865 thousand for the first six months of fiscal 1997 from $1.1 million for the first six months of fiscal 1996, a decrease of $254 thousand or 22.7%. Interest expense for the first six months of fiscal 1997 was $1.3 million compared to $0 for the same period in fiscal 1996. The increase in interest expense resulted from borrowings against the Company's revolving credit facility. The reduction in interest income resulted from reduced investment balances. The reduced investment balances and borrowings against the revolving credit facility were attributable to funding the acquisitions of Square and Civic Parking.

There were no material gains from sales of property and equipment for the first six months of fiscal 1997 compared to a gain of $1.2 million for the same period in fiscal 1996. The gain in 1996 was primarily from the condemnation of a property in January, 1994 that was in dispute and settled during the first quarter of fiscal 1996.

Equity in partnership and joint venture earnings increased to $1.2 million for the first six months of fiscal 1997 compared to $229 thousand for the same period in 1996, an increase of $976 thousand. The increase is primarily attributable to earnings from Civic Parking of $638 thousand and an increase in earnings from $26 thousand to $228 thousand attributable to the joint venture in Mexico.

Income taxes increased to $4.7 million in the first six months of fiscal 1997 compared to $3.6 million for the same period in 1996, an increase of $1.1 or 31.1%. The tax rate for the first six months of fiscal 1997 was 36.0% compared to 34.8% for the same period in 1996. The increase in tax rate is primarily attributable to a decrease in income from tax exempt investments and permanent differences arising from the amortization of intangible assets in the first six months of fiscal 1997 compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first six months of fiscal 1997, the Company used working capital and its Acquisition Facility to finance the acquisitions of Civic Parking and Square. The Civic Parking acquisition consisted primarily of the $45.8 million of assets held for resale and $45.2 million increase in the investment in general partnerships. Square accounted for the $48.1 million acquisition of company, net of cash acquired. The Company purchased properties totaling $4.2 million during the first six months of fiscal 1997 and $13.3 million for the same period of fiscal 1996.

During the first six months of fiscal 1997 the Company sold a property acquired in the Square acquisition for $9.3 million in cash. There were no significant property sales in the same period of fiscal 1996.

Depending on the timing and magnitude of the Company's future investments (either in the form of lease or purchase of parking properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and the revolving credit facility. On March 24, 1997, the Company filed a registration statement with the Securities Exchange Commission registering an additional 3.3 million shares of Common Stock. The Company has not determined if it will proceed with the offering of such Common Stock. If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and the existing credit facility, the Company may seek additional sources of capital, including the sale or issuance of Common Stock.

ACQUISITION FACILITY
--------------------

The Acquisition Facility is a $150 million revolving credit facility, which is unsecured, and expires January 31, 2000, provided that the Lenders may extend the term until January 31, 2001, upon the request of the Company. Revolving loans under the Acquisition Facility bear interest at one of two rates, at the Company's option, either (i) the bank's base rate or (ii) the LIBOR plus a margin ranging from .25% to 1.25% depending on the occurrence of certain dates or events, achievement of certain financial ratios and the Company's senior unsecured debt rating from Standard and Poor's or Moody's. In accordance with the loan agreement, the Company permanently reduced the Acquisition Facility to $120 million as of April 16, 1997. The Company must also permanently reduce the Acquisition Facility to $85 million by the earlier of September 30, 1997 or such time as the Company raises equity of at least $35 million. This required reduction may be extended by the Company for two additional three month periods at the sole discretion of the lenders. The Company anticipates that the borrowings under the Acquisition Facility will be repaid out of cash flow, a refinancing, or the proceeds of a debt or equity offering. The Acquisition Facility contains certain covenants which require the Company and its subsidiaries to maintain certain financial ratios and restrict further indebtedness. As of May 12, 1997 the Company had $46.3 million available for borrowing under the Acquisition Facility and $73.7 million outstanding.

                                PART II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The following proposals were approved at the Company's
        Annual Meeting of Shareholders which was held on February 28, 1997.

(a)  The re-election of all seven directors for terms ending at the 1998
     Annual Meeting of Shareholders.   Each director received the
     following number of total votes:

                                                                  ABSTAINED /
                                 FOR             AGAINST          WITHHELD
                             ------------------------------------------------
     Monroe J. Carell, Jr.   16,845,002              0               4,503
     James H. Bond           16,845,002              0               4,503
     Cecil Conlee            16,845,002              0               4,503
     John W. Eakin           16,845,002              0               4,503
     William C. O'Neill      16,845,002              0               4,503
     Edward G. Nelson        16,845,002              0               4,503
     P. E. Sadler            16,845,002              0               4,503



(b) An amendment to the Company's Amended and Restated Charter to increase the number of authorized shares available for issuance from 30,000,000 to 50,000,000. This proposal received the following number of total votes:

                                                                  ABSTAINED /
                                 FOR            AGAINST           WITHHELD
                            -------------------------------------------------
                            16,766,419          69,944              13,142


(c) A proposal to adopt the Deferred Stock Unit Plan for key employees with 250,000 shares of common stock reserved for issuance. The proposal received the following number of total votes:


                                                                 ABSTAINED /
                                 FOR            AGAINST          WITHHELD
                          --------------------------------------------------
                        			  16,737,055	         88,991	          23,459

ITEM 7	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

	The exhibits filed as a part of this report are listed in the exhibit index immediately following the signature page.

        (b) Reports on Form 8-K

           In relation to the acquisition of Civic Parking, L.L.C., the Company filed a Current Report on Form 8-K on January 14, 1997 with subsequent amendments on Form 8-K/A filed on January 16, 1997, March 17, 1997, March 21, 1997, and April 8, 1997. This report included
           Item 2 and Item 7. Financial statements presented under Item 7 included pre-acquisition financial statements for Civic Parking, L.L.C., Statements of Revenues and Expenses of Civic Center Corporation, and proforma financial information for Central
           Parking Corporation.

           In relation to the acquisition of Square Industries, Inc., the Company filed a Current Report on Form 8-K on January 31, 1997 with subsequent amendments on Form 8-K/A filed on March 18, 1997, March 21, 1997, and April 9, 1997. This report included Item 2 and Item 7. Financial statements presented under Item 7 included pre-acquisition financial statements for Square Industries, Inc. and proforma financial information for Central Parking Corporation.

           After the quarter ended, the Company filed a Current Report on Form 8-K on April 30, 1997 in relation to the disposition of 50% of Civic Parking, L.L.C. This report included Item 2 and Item 7. Financial information presented under Item 7 included proforma financial information for Central Parking Corporation

           EXHIBIT INDEX


EXHIBIT
NUMBER		DOCUMENT


2.1	Agreement for Sale and Purchase of Membership
        Interests, dated as of November 22, 1996, by and among Central Parking System Realty, Inc., Central
        Parking System Realty of Missouri, Inc. , Gateway
        Group, Inc., and SLC Holdings, L.L.C.
        (Incorporated by reference herein to Exhibit 2.2 to the Company's Current Report on Form 8-K as filed on January 14, 1997)


2.2 Agreement and Plan of Merger dated as of December 6, 1996, by and among Central Parking Corporation, Central Parking System -- Empire State, Inc., and Square Industries, Inc. (incorporated by reference to Exhibit (c)(1) to the Company's Tender Offer Statement on Schedule 14D-1 filed by Central Parking Corporation on December 13, 1996)

2.3     Agreement for Purchase and Sale of Membership
        Interests, dated as of April 16, 1997, by and among EOP-St. Louis Parking Garages, L.L.C. and
        Central Parking System Realty of  Missouri, Inc.
        (Incorporated by reference herein to Exhibit 2.3 to the Company's Current Report on Form 8-K as filed on April 30, 1997)

3      	Amended and Restated Charter of Central Parking
        Corporation restated to incorporate the Amendment adopted February 28, 1997 (incorporated by reference to Exhibit 3.2 to the Company's
        Registration Statement No. 333-23869 on  Form S-3
        as filed on March 23, 1997)

10.1    Central Parking Corporation Deferred Stock Unit
        Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on
        Schedule DEF 14A as filed on  January 14, 1997)

10.2   	Monroe J. Carell, Jr. Employment Agreement
        (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-95640 on
        Form S-1)

10.3    Amendment to Monroe J. Carell, Jr. Employment
        Agreement

27      Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	CENTRAL PARKING CORPORATION


	Date:  May 14, 1997	By:  /s/ Stephen A. Tisdell
                              Stephen A. Tisdell
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature               Title                       Date

/s/ Stephen A. Tisdell    Chief Financial Officer      May 14, 1997
    Stephen A. Tisdell	  (Principal Financial and
                           Accounting Officer)