Form 10-K/A
period 1997-03-31
CENTRAL PARKING CORP
filed 1997-07-29
CIK 949298

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K/A

(Mark One)

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended September 30, 1996.

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _______________ to ________________



Commission file number:                       001-13950

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

        The following financial statements and related notes are attached hereto following the signature page.

                Financial Information as required by Form 11-K with respect to the 1996 Central Parking Corporation Employee Stock Purchase Plan for the plan year ended March 31, 1997

                        Independent Auditors' Report
                        Statement of Net Assets
                        Statement of Changes in Net Assets
                        Notes to Financial Statements

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



CENTRAL PARKING CORPORATION



Date:   July 28, 1997       By: /s/ Stephen A. Tisdell
                                    Stephen A. Tisdell
                                    Chief Financial Officer



	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                    Title                   Date
-----------------------     --------------------------  -------------


/s/ Stephen A. Tisdell       Chief Financial Officer    July 28, 1997
    Stephen A. Tisdell       (Principal Financial and
                             Accounting Officer)

                      CENTRAL PARKING CORPORATION
                   1996 EMPLOYEE STOCK PURCHASE PLAN

                          Financial Statements

                             March 31, 1997

              (With Independent Auditors' Report Thereon)

                      INDEPENDENT AUDITORS' REPORT


The Administrative Committee
Central Parking Corporation
1996 Employee Stock Purchase Plan:

We have audited the accompanying statement of net assets of Central Parking Corporation 1996 Employee Stock Purchase Plan as of March 31, 1997, and the related statement of changes in net assets for the year then ended. These fincnacial statements are the responsibilitiy of the Plan's Administrative Committee. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of Central Parking Corporation 1996 Employee Stock Purchase Plan as of March 31, 1997, and the changes in net assets for the year then ended in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK

July 22, 1997

                      CENTRAL PARKING CORPORATION
                   1996 EMPLOYEE STOCK PURCHASE PLAN

                        STATEMENT OF NET ASSETS

                             MARCH 31, 1997


Net assets                                      $    0
                                                =======




See accompanying notes to the financial statements.

                      CENTRAL PARKING CORPORATION
                   1996 EMPLOYEE STOCK PURCHASE PLAN

                   STATEMENT OF CHANGES IN NET ASSETS

                   FOR THE YEAR ENDED MARCH 31, 1997





Employee contributions                          $ 560,175

Disbursements to purchase stock of
   Central Parking Corporation                   (560,175)
                                                ------------

   Net increase in net assets                           0


Net assets:
   Beginning of the year                                0
                                                -----------
   End of the year                              $       0
                                                ===========



See accompanying notes to the financial statements.

                      CENTRAL PARKING CORPORATION
                   1996 EMPLOYEE STOCK PURCHASE PLAN

                     Notes to Financial Statements

    For the Period from April 1, 1996 (inception) to March 31, 1997


1.      DESCRIPTION OF THE PLAN

        The following is a brief description of the Central Parking Corporation 1996 Employee Stock Purchase Plan (the Plan).
        Participants should refer to the Plan agreement for a more complete description of the Plan's provision.

        (a)     GENERAL

                In August 1995, the Plan was adopted by the Board of Directors and shareholders of Central Parking
                Corporation (the Company) for the benefit of its employees. It became effective and began operations on April 1, 1996. The Plan year ends on March 31.

        (b)     ELIGIBILITY

                Employees of certain subsidiaries of Central Parking Corporation are eligible to participate in the Plan if they meet the following criteria:

                   1)  Are a permanent employee of the Company;
                   2)  Work 20 hours or more per week;
                   3)  Work more than five months per year;
                   4) Are employed for three consecutive months by January 1 prior to the start of the Plan year; and
                   5)  Have not withdrawn from the Plan in the past six months.

        An employee may choose to withdraw from the Plan at any time. Within sixty days of the Company receiving written notice of withdrawal, all accumulated contributions will be returned to the employee. That employee is then precluded from participation in the Plan for a period of six months. Participants that terminate employment with the Company prior to March 31 of any Plan year are not eligible to remain in the Plan. Accordingly, any accumulated contributions are returned to the employee.

        (c)     CONTRIBUTIONS

                Participants in the Plan can elect to contribute from a minimum of $3 per weekly payroll ($6 per biweekly payroll) to a maximum of 10% of their total annual salary. Contributions are made through payroll deductions on an after tax basis. The Company holds contributions until the end of the Plan year.

                Participants may change their contribution elections annually at the beginning of the Plan year. Change requests must be received during the annual enrollment period during January prior to each Plan Year.

        (d)     STOCK PURCHASE PROVISIONS

                Pursuant to the Plan, on March 31 of each Plan Year, participants purchase stock from the Company at a price equal to 85% of the lower of the closing stock price on either the first or last day of the Plan year. At April 1, 1996 and March 31, 1997, the Company's closing stock price was $26.375 and $24.50, respectively. Accordingly, participants purchased stock at $20.825 per share (85% of $24.50) for the Plan Year ended March 31, 1997. The fair market value of the stock acquired through the Plan by any one participant cannot exceed $25,000 in one calendar year.

                Shares purchased by participants are transferred into a brokerage account in the employee's name. At March 31, 1997, 26,899 shares were transferred to participants' brokerage accounts. At April 1, 1997, 273,101 shares remained available for issuance under the Plan.

        (e)     VESTING

                Participants are automatically vested in all amounts contributed to the Plan. In the event that a participant withdraws from the Plan, all amounts previously deducted from the employee's pay are returned to the employee. Shares acquired by participants can be sold at any time. However, if a sale occurs within one year of the exercise date, the participant must notify the Company of the sale.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     BASIS OF ACCOUNTING AND OPERATION OF THE PLAN

                The accompanying financial statements are prepared on the accrual basis of accounting. The Plan accumulates contributions through payroll dedcutions. At the end of the Plan year, the accumulated contributions are used to purchase shares of the Company stock in the participant's name.

        (b)     INVESTMENTS

                The Plan holds no investments at March 31, 1997 or throughout the Plan year. Contributions accumulated throughout the Plan year are held by the Company on behalf of the Plan in a noninterest bearing account.

        (c)     PLAN EXPENSES

                All of the expenses of the Plan are being paid by the Company.

3.      INCOME TAX STATUS

        The Plan is intended to be an employee stock purchase plan as defined in Section 423 of the Internal Revenue Code of 1986. Accordingly, the Plan is exempt from income taxes.