Form 10-Q
period 1997-06-30
CENTRAL PARKING CORP
filed 1997-08-14
CIK 949298

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended:                            JUNE 30, 1997
Commission file number:                       001-13950

Exact Name of Registrant as
   Specified in Its Charter:                  CENTRAL PARKING CORPORATION
State or Other Jurisdiction of
   Incorporation or Organization:             TENNESSEE
I.R.S. Employer Identificiation No.:          62-1052916
Address of Principal Executive Offices:       2401 21ST AVENUE SOUTH, SUITE 200
                                              NASHVILLE, TENNESSEE
Zip Code:                                     37212
Registrant's Telephone Number,
   Including Area Code:                       (615)297-4255
Former name, address and fiscal
   year, if changed since last report:        NOT APPLICABLE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO
[    ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class:                                        COMMON STOCK, $0.01 PAR VALUE
Outstanding at August 8, 1997:                17,532,717

                                 INDEX

                      CENTRAL PARKING CORPORATION
                                                                        PAGE

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets
	--- June 30, 1997, September 30, 1996 and June 30, 1996		3

	Condensed consolidated statements of earnings
	--- three and nine months ended June 30, 1997 and 1996		4 - 5

	Condensed consolidated statements of cash flows
        --- nine months ended June 30, 1997 and 1996                    6

	Notes to condensed consolidated financial statements		7 - 9

Item 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10 - 12


PART 2. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                13


        SIGNATURES                                                      14


        EXHIBIT INDEX                                                   15

                                 PART I    ITEM 1

                                CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                                   Condensed Consolidated Balance Sheets
                                        Dollar amounts in thousands
                                                              Unaudited                               Unaudited
                                                             June 30, 1997    September 30, 1996    June 30, 1996
------------------------------------------------------------------------------------------------------------------
                ASSETS
Current assets:
    Cash and cash equivalents                                   $     476         $   28,605          $   28,614
    Management accounts receivable                                  9,753              8,982               7,417
    Accounts and current portion of notes receivable                7,630              3,016               2,937
    Prepaid expenses                                                7,257              4,549               3,682
    Deferred income taxes                                             416                270                   -
-----------------------------------------------------------------------------------------------------------------
        Total current assets                                       25,532             45,422              42,650

Investments, at amortized cost                                      4,676              4,483               4,427
Notes receivable, less current portion                              8,511              8,248               6,236
Property, equipment, and leasehold improvements, net               90,586             38,188              38,056
Contract rights, net                                                5,234              5,815               6,029
Goodwill, net                                                      31,493                  -                   -
Investment in limited partnerships                                  1,240              1,234               1,235
Investment in general partnerships                                 47,670              1,705               1,307
Other assets                                                        6,917              2,117               2,270
-------------------------------------------------------------------------------------------------------------------
                                                                $ 221,859         $  107,212          $  102,210
===================================================================================================================


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                           $     218         $        -          $        -
    Accounts payable                                               17,017             11,275              10,994
    Accrued payroll and related costs                               7,260              5,059               5,349
    Accrued expenses                                                2,324                900               2,219
    Management accounts payable                                     8,703              7,788               5,312
    Income taxes payable                                              154                693               1,073
-------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                  35,676             25,715              24,947

Long-term debt                                                     82,178                  -                   -
Other liabilities                                                   5,022                  -                   -
Deferred compensation                                               3,102              3,095               2,996
Deferred income taxes                                               5,440              1,609               1,114
-------------------------------------------------------------------------------------------------------------------
        Total liabilities                                         131,418             30,419              29,057
===================================================================================================================

Shareholders' equity :
    Common stock, $.01 par value; 50,000,000 shares
        authorized, 17,530,467, 17,477,088 and
        17,460,781 issued and outstanding, respectively               175                175                 175
    Additional paid-in capital                                     32,647             31,747              31,239
    Foreign currency translation adjustment                           305                 59                  31
    Retained earnings                                              57,901             45,449              42,363
    Deferred compensation on restricted stock, net                   (587)              (637)               (655)
-------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                 90,441             76,793              73,153
===================================================================================================================

                                                                $ 221,859          $ 107,212          $  102,210
===================================================================================================================

See accompanying notes to condensed consolidated financial statements.


              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited

           Dollar amounts in thousands, except per share data

                                             Three Months Ended June 30,
                                              1997                 1996
--------------------------------------------------------------------------------
Revenues:
  Parking                                  $   49,194          $   28,805
  Management contract                          10,836               8,699
--------------------------------------------------------------------------------
      Total revenues                           60,030              37,504

Costs and expenses:
  Cost of parking                              43,123              25,709
  Cost of management contracts                  3,471               2,416
  General and administrative                    5,730               4,509
--------------------------------------------------------------------------------
      Total costs and expenses                 52,324              32,634
--------------------------------------------------------------------------------
      Operating earnings                        7,706               4,870

Other income (expenses):
  Interest income                                 341                 566
  Interest expense                             (1,617)                  -
  Net gains on sales of property
      and equipment                                 3                  (1)
  Equity in partnership and joint
      venture earnings                          1,809                 233
--------------------------------------------------------------------------------
      Other income (expenses), net                536                 798
--------------------------------------------------------------------------------
      Earnings before income taxes              8,242               5,668

Income taxes                                    2,967               1,961
--------------------------------------------------------------------------------
      Net earnings                         $    5,275          $    3,707
================================================================================

Weighted average common shares and
  common share equivalents                 17,632,547          17,575,442

Net earnings per common share              $     0.30          $     0.21
================================================================================

Dividends per common share                 $     0.02          $     0.02
================================================================================

See accompanying notes to condensed consolidated financial statements.

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
             Condensed Consolidated Statements of Earnings
                               Unaudited

           Dollar amounts in thousands, except per share data

                                               Nine Months Ended June 30,
                                                1997                1996
--------------------------------------------------------------------------------
Revenues:
  Parking                                  $    126,981        $    81,568
  Management contract                            30,397             24,867
--------------------------------------------------------------------------------
      Total revenues                            157,378            106,435

Costs and expenses:
   Cost of parking                              111,605             73,169
   Cost of management contracts                   9,163              7,642
   General and administrative                    16,666             13,024
--------------------------------------------------------------------------------
      Total costs and expenses                  137,434             93,835
--------------------------------------------------------------------------------
      Operating earnings                         19,944             12,600

Other income (expenses):
  Interest income                                 1,206              1,685
  Interest expense                               (2,937)                 -
  Net gains on sales of property and
      equipment                                       8              1,182
  Equity in partnership and joint
      venture earnings                            3,014                462
--------------------------------------------------------------------------------
      Other income (expenses), net                1,291              3,329
--------------------------------------------------------------------------------
      Earnings before income taxes               21,235             15,929

      Income taxes                                7,645              5,529
--------------------------------------------------------------------------------
      Net earnings                         $     13,590       $     10,400
================================================================================

Weighted average common shares and
      common share equivalents              17,615,490          17,446,055

Net earnings per common share              $      0.77         $      0.60
================================================================================

Dividends per common share                 $      0.06         $      0.06
================================================================================

See accompanying notes to condensed consolidated financial statements.

              CENTRAL PARKING CORPORATION AND SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                               Unaudited
                      Dollar amounts in thousands

                                                       Nine Months Ended June 30
                                                              1997        1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net earnings                                              $ 13,590   $ 10,400
  Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation                                               2,935      1,828
    Amortization of contract rights                              626        638
    Amortization of deferred compensation cost                    50         51
    Amortization of goodwill                                     522          -
    Equity in partnership and joint venture (earnings)        (3,014)      (462)
    Net gains on sales of property and equipment                  (8)    (1,182)
    Deferred income taxes                                      1,159        360
    Changes in operating assets and liabilities,
      net of effects of acquisition of companies:
      (Increase) decrease in management accounts receivable     (840)      (646)
      (Increase) decrease in notes and accounts
        receivable - other                                    (2,255)     3,193
      (Increase) decrease in prepaid expenses                   (884)       118
      (Increase) decrease in other assets                     (1,046)        61
      Increase (decrease) in accounts payable,
         accrued expenses and deferred compensation           (3,298)     1,954
      Increase (decrease) in management accounts payable      (1,746)      (320)
      Increase (decrease) in income taxes payable               (658)      (492)
--------------------------------------------------------------------------------
  Net cash provided by operating activities                    5,133     15,501
--------------------------------------------------------------------------------


Cash flows from investing activities:
  Proceeds from sales of property and equipment                9,609      1,429
  Investments in notes receivable                             (1,682)    (2,252)
  Purchase of assets held for resale                         (45,962)         -
  Proceeds from sale of assets                                45,962          -
  Purchase of property, equipment, and
    leasehold improvements                                    (6,205)   (15,852)
  Purchase of contract rights                                    (45)      (300)
  Investment in or return on general
  and limited partnerships                                   (43,412)       234
  Acquisition of company net of cash acquired                (50,601)         -
  Purchase of investments                                       (193)      (181)
--------------------------------------------------------------------------------
      Net cash used by investing activities                  (92,529)   (16,922)
--------------------------------------------------------------------------------


Cash flows from financing activities:
  Dividends paid                                              (1,094)      (697)
  Net borrowings under revolving
  credit agreement                                            78,260          -
  Principal repayments on notes payable                      (19,045)         -
  Proceeds from issuance of common stock, net                    900     20,534
--------------------------------------------------------------------------------
      Net cash provided by financing activities               59,021     19,837
--------------------------------------------------------------------------------


Foreign currency translation                                     246        (20)
--------------------------------------------------------------------------------

      Net increase (decrease) in cash and
        cash equivalents                                     (28,129)    18,396
Cash and cash equivalents at beginning of period              28,605     10,218
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $    476   $ 28,614
================================================================================

Non-cash transactions:
  Exchange of properties, net                                $     -   $  2,644
================================================================================

  Conversion of deferred compensation payable to
    restricted stock                                         $     -   $  1,874
================================================================================

  Effects of acquisition:
      Fair value of assets acquired                          $ 71,388  $      -
      Purchase price in excess of the net assets acquired      32,015         -
      Debt issued or assumed in acquisitions                  (46,137)        -
--------------------------------------------------------------------------------
      Cash paid                                                57,266         -
      Less cash acquired                                       (6,665)        -
--------------------------------------------------------------------------------
      Net cash paid for acquisition                          $ 50,601  $      -
================================================================================

See accompanying notes to condensed consolidated financial statements.

                      CENTRAL PARKING CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             June 30, 1997


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996 (included in the Company's Annual Report on Form 10-K).

     (a)  INITIAL PUBLIC OFFERING

     On October 10, 1995, the Company completed an initial public offering of common stock in which 1,864,500 shares (adjusted for the three-for-two stock split in March 1996) were sold by the Company for net proceeds of $20.0 million. In addition, 2,755,500 shares of common stock (adjusted for the three-for-two stock split in March 1996) were sold by certain shareholders of the Company.

     (b)  THREE-FOR-TWO STOCK SPLIT

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

     (c)  EARNINGS PER SHARE

     Earnings per share has been computed by dividing net earnings for each period by the weighted average number of common shares and common share equivalents outstanding during the applicable period.

     Fully diluted per share data is not presented since the effect would dilute earnings per share by less than three percent (3%).

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Bulletin (APB) No. 15 and establishes standards for the computation, presentation, and disclosures required for earnings per share. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and fully diluted earnings per share with diluted earnings per share. It also requires dual presentation of basic and diluted earnings per share on the income statement for all entities with complex capital structures.

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Upon adoption, all calculations of prior period earnings per share will be restated to conform with SFAS No. 128.

     Pro forma calculations of basic and diluted earnings per share for the three and nine months ended June 30, 19997 are not presented since the impact is immaterial.

(2)  ACQUISITIONS

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

     On April 16, 1997, the Company sold 50% of the membership units of Civic Parking to an affiliate of Equity Capital Holdings, L.L.C. for $46.0 million in cash. In the initial allocation of the purchase price, the Company assigned $45.8 million to the membership units that were sold; consisting of an estimated sale price of $46.0 million and estimated net cash inflows for the holding period of $638 thousand offset by interest on incremental debt during the holding period of $801 thousand. The difference between the sales price of $46.0 million and the amount initially assigned to the membership units that were sold of $45.8 million, was recorded as an adjustment to the purchase price of the units retained by the Company. Accordingly, no gain or loss was recognized. The membership units retained by the Company have been accounted for in the accompanying consolidated financial statements under the equity method and are included in the Company's consolidated financial statements from December 31, 1996.

     The Company will continue to operate these garages pursuant to a lease and operating agreement with Civic Parking, L.L.C.

     (b) SQUARE INDUSTRIES, INC.

     On January 18, 1997, the Company completed a cash tender to acquire all of the outstanding shares of Square Industries, Inc. ("Square") for $54.8 million, including transaction fees and other related expenses. In addition, the Company assumed $23.2 million of existing Square debt. The purchase price was financed through a draw on the Company's revolving credit facility (see Long Term Debt). As of June 30, 1997, the Company has refinanced $18.9 million of the debt assumed from Square through a draw on the revolving credit facility.

     Square operated 116 parking facilities containing over 61,000 spaces located primarily in the Northeast; New York City 48, Philadelphia 30, Newark 17, Pittsburgh 11, and other cities 10. The Square acquisition was accounted for under the purchase method and, accordingly, the results of operations of Square have been included in the Company's consolidated financial statements from January 18, 1997 and the purchase price has been allocated to Square's assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $28.6 million is being amortized on a straight-line basis over 25 years. Purchase price adjustments for Square are based upon preliminary purchase price allocations. Final purchase price allocations are not expected to be materially different from the preliminary allocations.

     (c) CAR PARK

     On May 29, 1997, the Company acquired the assets and related leases of Car Park Corporation ("Car Park") for $3.5 million; consisting of 18 parking facilities with approximately 2,600 spaces located in the San Francisco metropolitan region. The purchase price was financed through a draw of approximately $1.7 million on the Company's revolving credit facility, and $1.8 million payable to the seller's in equal monthly installments over a four year term. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Car Park have been included in the Company's consolidated financial statements from the date of acquisition.

     (d) PRO FORMA INFORMATION

     The following unaudited pro forma condensed results of operations give effect to the acquisitions of Square, Civic Parking and Car Park as if such transactions had occurred at the beginning of each period presented (in thousands except for earnings per share):

                                             Nine Months Ended June 30,
                                                1997            1996
                                           ------------------------------
     Total revenues                          $181,227         $158,138
     Earnings before income taxes              22,410           19,439
     Net earnings                              13,981           12,079
     Earnings per share                          0.79             0.69
     Weighted average common shares
     and common share equivalents              17,615           17,446

     The foregoing unaudited pro forma condensed statements of operations give effect to, among other pro forma adjustments, the following:

       (i)     Interest expense on debt incurred to finance the acquisitions.

       (ii) Amortization over 25 years of the excess of cost over net assets acquired related to the Square and Car Park acquisitions.

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

       (vi)    Adjustments to income tax expense related to the above.

(3)  LONG TERM DEBT

     The Company financed the acquisitions noted above from current working capital and borrowings against a $120 million revolving credit facility (the "Acquisition Facility") with a commercial bank.

     The Acquisition Facility, which is unsecured, expires January 31, 2000, provided that the Lenders may extend the term until January 31, 2001, upon the request of the Company. Revolving loans under the Acquisition Facility bear interest at one of two rates, at the Company's option, either (i) the bank's base rate or (ii) the LIBOR plus a margin ranging from .25% to 1.25% depending on the occurrence of certain dates or events, achievement of certain financial ratios and the Company's senior unsecured debt rating from Standard and Poor's or Moody's. In accordance with the loan agreement, the Company permanently reduced the Acquisition Facility from $150 million to $120 million as of April 16, 1997. The Company anticipates that the borrowings under the Acquisition Facility will be repaid out of cash flow, a refinancing, or the proceeds of a debt or equity offering. The Acquisition Facility contains certain covenants which require the Company and its subsidiaries to maintain certain financial ratios and restrict further indebtedness. The amount outstanding at June 30, 1997 of $78.3 million is reflected as long term debt on the accompanying condensed consolidated balance sheets. Such debt had a 7.2% weighted average interest rate for the nine months ended June 30, 1997.



            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ---------------------------------

THREE MONTHS ENDED JUNE 30,1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Parking revenues for the third quarter of fiscal 1997 increased to $49.2 million from $28.8 million in the third quarter of fiscal 1996, an increase of $20.4 million or 70.8%. Of the $20.4 million increase, $13.0 million resulted from the addition of 76 leased and owned Square locations, and $7.4 million is attributable to an additional net increase of 101 leased and owned locations over the same quarter last year. Revenues from foreign operations increased to $5.3 million from $3.7 million. The increase in foreign revenues was primarily due to the net addition of 18 facilities in the United Kingdom..

Management contract revenue for the third quarter of fiscal 1997 increased to $10.8 million from $8.7 million in the third quarter of fiscal 1996, an increase of $2.1 million or 24.6%. The increase consists of $1.1 million resulting from the addition of 40 Square contracts and $1.0 million attributable to an additional net increase of 81 management contracts over the same period last year.

Cost of parking for the third quarter of fiscal 1997 increased to $43.1 million from $25.7 million in the third quarter of fiscal 1996, an increase of $17.4 million or 67.7%. Of the $17.4 million increase, $11.0 million resulted from the addition of 76 leased and owned Square locations, and $6.4 million is attributable to an additional net increase of 101 leased and owned locations over the same quarter last year. Rent and payroll expenses represented $14.2 million of the $17.4 million increase which was attributable to the increase in owned and leased facilities from 563 to 740. The decrease in cost of parking as a percentage of parking revenue to 87.7% in the third quarter of fiscal 1997 from 89.2% for the same period in fiscal 1996 resulted primarily from lower rent expense as a percentage of parking revenues attributable to the Square facilities.

Cost of management contracts for the third quarter of fiscal 1997 increased to $3.5 million from $2.4 million for the third quarter of fiscal 1996, an increase of $1.1 million or 43.7%. This increase reflects higher employment taxes and insurance costs associated with the increase from 751 to 872 management locations.

General and administrative expenses increased to $5.7 million for the third quarter of 1997 from $4.5 million for the third quarter of fiscal 1996, an increase of $1.2 million or 27.1%. Of the $1.2 million increase, $700 thousand is attributable to increased general and administrative expenses resulting from the addition of Square, $289 thousand is goodwill amortization arising from the acquisitions of Square and Car Park, and $213 thousand is attributable to increased overhead resulting from corporate office expansion. General and administrative expenses were, as a percentage of revenues, 9.5% for the third quarter of fiscal 1997 compared to 12.0% for the third quarter of fiscal 1996, a decrease of 2.5% as a percentage of revenues. The decrease resulted from spreading fixed expenses over a larger revenue base which was primarily attributable to the addition of Square facilities.

Interest income decreased to $341 thousand for the third quarter of fiscal 1997 from $566 thousand for the third quarter of fiscal 1996, a decrease of $225 thousand or 39.8%. Interest expense for the third quarter of fiscal 1997 was $1.6 million compared to $0 for the third quarter of fiscal 1996. The increase in interest expense resulted primarily from borrowings against the Company's revolving credit facility. The reduction in interest income resulted from reduced investment balances. The reduced investment balances and borrowings against the revolving credit facility were attributable to funding the acquisitions noted above.

There were no material gains from sales of property and equipment for the third quarter of fiscal 1997 or fiscal 1996.

Equity in partnership and joint venture earnings increased to $1.8 million for the third quarter of fiscal 1997 compared to $233 thousand for the same period in 1996. The increase is primarily attributable to earnings from Civic Parking of $1.4 million.


Income taxes increased to $3.0 million in the third quarter of fiscal 1997 compared to $2.0 million for the same period in 1996, an increase of $1.0 million or 51.3%. The effective tax rate for the 1997 quarter was 36.0% compared to 34.6% for the 1996 quarter. The increase in effective tax rate is primarily attributable to a decrease in income from tax exempt investments and non-deductible expenses arising from the amortization of intangible assets in the 1997 quarter compared to the 1996 quarter.

NINE MONTHS ENDED JUNE 30,1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

Parking revenues for the first nine months of fiscal 1997 increased to $127.0 million from $81.6 million in the first nine months of fiscal 1996, an increase of $45.4 million or 55.7%. Of the $45.4 million increase, $26.1 million resulted from the addition of 76 leased and owned Square locations, and $19.3 million is attributable to an additional net increase of 101 leased and owned locations over the same period last year. Revenues from foreign operations increased to $13.4 million from $9.6 million. The increase in foreign revenues was primarily due to the net addition of 18 facilities in the United Kingdom.

Management contract revenue for the first nine months of fiscal 1997 increased to $30.4 million from $24.9 million in the first nine months of fiscal 1996, an increase of $5.5 million or 22.2%. The increase consists of $2.4 million resulting from the addition of 40 Square contracts and $3.1 million attributable to an additional net increase of 81 management contracts over the same period last year.

Cost of parking for the first nine months of fiscal 1997 increased to $111.6 million from $73.2 million in the first nine months of 1996, an increase of $38.4 million or 52.5%. Of the $38.4 million increase, $21.4 million resulted from the addition of 76 leased and owned Square locations, and $17.0 million is attributable to an additional net increase of 101 leased and owned locations over the same period last year. Rent, property taxes and payroll expenses represented $32.3 million of the $38.4 million increase which was attributable to the increase in owned and leased facilities from 563 to 740. The decrease in cost of parking as a percentage of parking revenue to 87.9% for the first nine months of fiscal 1997 from 89.7% for the same period in 1996 resulted primarily from lower rent expense as a percentage of parking revenues attributable to the Square facilities.

Cost of management contracts for the first nine months of fiscal 1997 increased to $9.2 million from $7.6 million for the first nine months of fiscal 1996, an increase of $1.6 million or 19.9%. This increase reflects higher employment taxes and insurance costs associated with the increase from 751 to 872 management locations.

General and administrative expenses increased to $16.7 million for the first nine months of 1997 from $13.0 million for the first nine months of fiscal 1996, an increase of $3.7 million or 28.0%. Of the $3.7 million increase, $1.5 million is primarily attributable to increased general and administrative expenses resulting from the addition of Square, $522 thousand is goodwill amortization arising from the acquisitions of Square and Car Park, and $1.7 million is attributable to increased overhead resulting from corporate office expansion. General and administrative expenses were, as a percentage of revenues, 10.6% for the nine months of 1997 compared to 12.2% for the nine months of 1996, a decrease of 1.6% as a percentage of revenues. The decrease resulted from spreading fixed expenses over a larger revenue base which was primarily attributable to the addition of Square facilities.

Interest income decreased to $1.2 million for the first nine months of fiscal 1997 from $1.7 million for the first nine months of fiscal 1996, a decrease of $479 thousand or 28.4%. Interest expense for the first nine months of fiscal 1997 was $2.9 million compared to $0 for the same period in fiscal 1996. The increase in interest expense resulted from borrowings against the Company's revolving credit facility. The reduction in interest income resulted from reduced investment balances. The reduced investment balances and borrowings against the revolving credit facility were attributable to funding the acquisitions noted above.

There were no material gains from sales of property and equipment for the first nine months of fiscal 1997 compared to a gain of $1.2 million for the same period in fiscal 1996. The gain in 1996 was primarily from the condemnation of a property in January, 1994 that was in dispute and settled during the first quarter of fiscal 1996.

Equity in partnership and joint venture earnings increased to $3.0 million for the first nine months of fiscal 1997 compared to $462 thousand for the same period in 1996, an increase of $2.5 million. The increase is primarily attributable to earnings from Civic Parking of $2.0 and an increase in earnings from $58 thousand to $291 thousand attributable to the joint venture in Mexico.

Income taxes increased to $7.6 million in the first nine months of fiscal 1997 compared to $5.5 million for the same period in 1996, an increase of $2.1 million or 38.3%. The effective tax rate for the first nine months of fiscal 1997 was 36.0% compared to 34.7% for the same period in 1996. The increase in effective tax rate is primarily attributable to a decrease in income from tax exempt investments and non-deductible expenses arising from the amortization of intangible assets in the first nine months of fiscal 1997 compared to the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the first nine months of fiscal 1997 was $5.1 million, a decrease of $10.4 million from the net cash of $15.5 million provided by operating activities during the same period in fiscal 1996. The primary factors which contributed to this decrease were changes in various working capital components, partially offset by increased net earnings.

Net cash used in investing activities was $92.5 million for the first nine months of fiscal 1997. The acquisitions of Square and Car Park totaled $50.6 million; investments in general partnerships, primarily Civic Parking, were $43.4 million; and property and equipment purchases represented $6.2 million. These investment activities were partially offset by the sale of a property for $9.3 million that was acquired in the Square transaction. No gain or loss was recognized on the sale of the Square property.

Net cash provided by financing activities for the first nine months of fiscal 1997 was $59.0 million. Net borrowings from the Company's revolving credit facility represented $78.3 million which was used to fund, in part, the acquisitions of Square, Civic Parking and Car Park and to refinance $18.9 million of debt assumed in the acquisition of Square.

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

ACQUISITION FACILITY

The Acquisition Facility, which is unsecured, expires January 31, 2000, provided that the Lenders may extend the term until January 31, 2001, upon the request of the Company. Revolving loans under the Acquisition Facility bear interest at one of two rates, at the Company's option, either (i) the bank's base rate or (ii) the LIBOR plus a margin ranging from .25% to 1.25% depending on the occurrence of certain dates or events, achievement of certain financial ratios and the Company's senior unsecured debt rating from Standard and Poor's or Moody's. In accordance with the loan agreement, the Company permanently reduced the Acquisition Facility from $150 million to $120 million as of April 16, 1997. The Company anticipates that the borrowings under the Acquisition Facility will be repaid out of cash flow, a refinancing, or the proceeds of a debt or equity offering. The Acquisition Facility contains certain covenants which require the Company and its subsidiaries to maintain certain financial ratios and restrict further indebtedness. As of June 30, 1997 the Company had $78.3 million outstanding, and $40.4 million available for borrowing, under the Acquisition Facility.

                                PART II

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	EXHIBITS

                The exhibits filed as a part of this report are listed in the exhibit index immediately following the signature page.

	(b)	REPORTS ON FORM 8-K

                The Company filed a Current Report on Form 8-K on April 30, 1997 in relation to the disposition of 50% of Civic Parking, L.L.C. This report included Item 2 and Item 7. Financial information presented under Item 7 included pro forma financial information for Central Parking Corporation.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CENTRAL PARKING CORPORATION


Date:       August 13, 1997          By:     /s/ Stephen A. Tisdell
                                                 Stephen A. Tisdell
                                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                Title                          Date
/s/ Stephen A. Tisdell     Chief Financial Officer         August 13, 1997
    Stephen A. Tisdell     (Principal Financial and
                           Accounting Officer)

                             EXHIBIT INDEX


EXHIBIT
NUMBER		DOCUMENT


2.1 Agreement for Sale and Purchase of Membership Interests, dated as of November 22, 1996, by and among Central Parking System Realty, Inc., Central Parking System Realty of Missouri, Inc. , Gateway Group, Inc., and SLC Holdings, L.L.C. (Incorporated by reference herein to Exhibit 2.2 to the Company's Current Report on Form 8-K as filed on January 14, 1997)

2.2 Agreement and Plan of Merger dated as of December 6, 1996, by and among Central Parking Corporation, Central Parking System -- Empire State, Inc., and Square Industries, Inc. (incorporated by reference to Exhibit (c)(1) to the Company's Tender Offer Statement on Schedule 14D-1 filed by Central Parking Corporation on December 13, 1996)

2.3 Agreement for Purchase and Sale of Membership Interests, dated as of April 16, 1997, by and among EOP-St. Louis Parking Garages, L.L.C. and Central Parking System Realty of Missouri, Inc. (Incorporated by reference herein to Exhibit 2.3 to the Company's Current Report on Form 8-K as filed on April 30, 1997)

3 Amended and Restated Charter of Central Parking Corporation restated to incorporate the Amendment adopted February 28, 1997 (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 333-23869 on Form S-3 as filed on March 23, 1997)

10.1 Form of $150,000,000 Credit Agreement Dated December 12, 1996 by and among various banks with SunTrust Bank, Nashville, N.A. as Agent, and Central Parking Corporation and certain of its subsidiaries (incorporated by reference to the Company's Tender Offer Statement on Schedule 14D-1 as filed on December 13, 1996)

10.2 First Amendment to Credit Agreement dated August 13, 1997 by and among various banks with SunTrust Bank, Nashville, N.A. as Agent and Central Parking Corporation and certain subsidiaries

27	Financial Data Schedule