Form 10-K
period 1997-09-30
CENTRAL PARKING CORP
filed 1997-12-29
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
         __________________________ to__________________________

                        Commission file number 001-13950

                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Tennessee                                      62-1052916
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         2401 21st Avenue South,
     Suite 200, Nashville, Tennessee                             37212
-------------------------------------------              -----------------------
 (Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code:       (615) 297-4255
                                                    ----------------------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

   Common Stock $0.01 par Value      Name of each Exchange on which registered
----------------------------------- --------------------------------------------
         (Title of Class)                       New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on December 19, 1997, was $302,865,351. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

            Class                           Outstanding at December 19, 1997
-------------------------------         ----------------------------------------
 Common Stock, $0.01 par value                         26,314,179

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 9, 1998 are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997 are incorporated by reference into Part II of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Central Parking Corporation, ("the Company"), founded in 1968, is a leading provider of parking services in the United States. As of September 30, 1997, the Company operated 1,644 parking facilities containing approximately 699,000 parking spaces, including 149 international facilities with approximately 64,710 parking spaces. The Company's facilities are located in 34 states, the District of Columbia, Canada, Puerto Rico, the United Kingdom, Germany and Mexico. Since 1994, the Company has added on a net basis an average of approximately 140 properties to its operations each year excluding acquisitions and 138 from acquisitions. Since its inception, the Company has sought to increase the level of integrity and professionalism in the parking industry. Management believes the Company's reputation for professional integrity is the cornerstone of its success and differentiates it from competitors. The Company's leadership position in the parking industry is a result of applying professional management strategies to a consolidating industry historically managed by small local operators, understanding the needs of the parking public, applying technology to parking services, retaining employees through proprietary training programs, and utilizing an incentive compensation system that rewards performance.

         The Company operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. As of September 30, 1997, the Company operated 877 parking facilities through management contracts, leased 709 parking facilities, and owned 58, either independently or in joint ventures with third parties. The general terms and benefits of these three types of arrangements are described as follows:

         Management Contracts. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, recordkeeping, insurance, and facility marketing services. In general, the Company is not responsible for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services. The Company generally receives a base monthly fee for managing these facilities plus fees for ancillary services such as insurance, accounting, equipment leasing, and consulting and often receives a percentage of facility revenues above a base amount. Under the Company's typical management contract, the facility owner pays a minimum management fee and operating expenses such as taxes, license and permit fees, insurance, payroll and accounts receivable processing, and wages of personnel assigned to the facility. In addition, the facility owner also pays for maintenance, repair costs, and capital improvements. The typical management contract is for a term of one to three years and is renewable, typically for successive one-year terms. The Company's management contract clients have the option of obtaining liability insurance independently or purchasing insurance from the Company under the management contract. Because of its size and claims experience, the Company can purchase such insurance at discounts to comparable market rates and management believes, at lower rates than the Company's clients can generally obtain on their own. Accordingly, the Company generates profits on the insurance provided under its management contracts. The Company's management contract renewal rates for the years ended September 30, 1995, 1996, and 1997, were 95.0% and 92.4% and 91.1% respectively.

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

         Fee Ownership. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility. All owned facility revenue flows directly to the Company. Additionally, ownership provides the potential for realizing capital gains from the appreciation in the value of underlying real estate. The Company typically targets ownership opportunities in cities in which it currently operates, focusing on unrelated sites that are being used as parking facilities.

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

         The Company provides parking management services at multi-level parking facilities and surface lots. It also provides parking consulting services, shuttle services, valet services, parking meter enforcement services, and billing and collection services. The Company distinguishes itself from its competitors by combining a reputation for professional integrity and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company's clients include some of the nation's largest owners and developers of mixed-use projects, major office building complexes, sports stadiums, hotels and toll roads. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), the Prudential Center (Boston), Cinergy Field (Cincinnati), Coors Field (Denver), Oriole Park at Camden Yards (Baltimore), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Equity Office Properties, and Crescent Real Estate. None of these clients account for more than 5% of the Company's total revenues.

         The Company's early growth was generated by the new construction of large office buildings, hotels, retail centers, and mixed-use developments in the United States. However, when domestic commercial development began declining in the late 1980's, the Company instituted a "take-away" strategy to replace existing operators by offering value added services at competitive prices, thus increasing clients' profitability. The Company also has grown in recent years as a direct result of acquisitions, joint ventures and international expansion.

Acquisitions

Although the Company historically has focused primarily on adding individual facility operations rather than on acquiring competing companies, management believes that the Company can benefit from acquiring regional operators. The Company's acquisition strategy focuses primarily on acquisitions that will enable the Company to become a leader in selected current markets and achieve synergistic savings from the elimination of duplicative management. The Company believes it can improve acquired operations through more sophisticated operating systems and more professional management. During 1997 the Company acquired the following:

         (a) Civic Parking LLC

On December 31, 1996, the Company purchased for cash Civic Parking, LLC ("Civic Parking"), a limited liability company, which owns four parking garages in St.
Louis: Kiener East, Kiener West, Stadium East and Stadium West. The four garages, which had previously been operated by the Company under management agreements, have a total of 7,464 parking spaces. The purchase price was approximately $91.0 million which was financed through working capital and a draw of $67.2 million on the Company's Revolving Credit Facility (see Notes 2, 7 and 8 to the Company's Consolidated Financial Statements).

On April 16, 1997, the Company sold 50% of the ownership units of Civic Parking to an affiliate of Equity Capital Holdings, LLC for $46.0 million in cash. The Company will continue to operate these garages pursuant to a lease and operating agreement with Civic Parking, LLC.

         (b) Square Industries, Inc.

On January 18, 1997, the Company completed a cash tender to acquire all of the outstanding shares of Square Industries, Inc. ("Square") for $54.8 million, including transaction fees and other related expenses. In addition, the Company assumed $23.2 million of existing Square debt. The purchase price was financed through a draw on the Company's Revolving Credit Facility (see Note 8 to the Company's Consolidated Financial Statements). Square operated 116 parking facilities containing over 61,000 parking spaces, located primarily in the northeast. As of September 30, 1997, the Company has refinanced $18.9 million of the debt assumed from Square through a draw on the Revolving Credit Facility.

         (c) Car Park Corporation

On May 29, 1997, the Company acquired the assets and related leases of Car Park Corporation ("Car Park") for $3.5 million; consisting of 18 parking facilities with approximately 2,600 parking spaces located in the San Francisco metropolitan region. The purchase price was financed through a draw of approximately $1.7 million on the Company's Revolving Credit Facility, and $1.8 million payable to the seller's in monthly installments over a four year term, subject to early payoff at the seller's request (at a discounted rate).

         (d) Diplomat Parking Corporation and Kinney Parking System.

On October 1, 1997, subsequent to the Company's fiscal year end, Diplomat Parking Corporation was purchased for $21.7 million (see Note 17 to the Company's Consolidated Financial Statements). Diplomat operates 164 parking facilities containing over 37,000 parking spaces, located primarily in Washington D.C. and Baltimore, Maryland. Additionally, the Company signed a definitive agreement to acquire Kinney Parking System for approximately $188 million including cash and $37.0 million of the Company's common stock, plus assumption of $18.6 million of debt (see Note 17 to the Company's Consolidated Financial Statements). The Kinney purchase price is subject to adjustment for certain events. Kinney operates approximately 400 facilities containing approximately 171,000 parking spaces, primarily in the northeast.

Joint Ventures

The Company has pursued joint ventures as a growth strategy for two specific opportunities. First, Central Parking's international expansion will continue to focus on joint ventures when strategically beneficial or appropriate for operational reasons (e.g., to overcome language and cultural barriers). In growing its international operations, the Company has concluded that the value of creating an alliance with local parking or real estate organizations exceeds the foregone economics of starting to build the business and relationship from the beginning. Secondly, in those domestic markets where Central Parking is constructing a new parking facility (e.g., to service a night life entertainment attraction or the like), the Company is strongly biased toward aligning the real estate developer's economic interest with Central's economic interest. This usually is most readily accomplished via equity ownership. To date, four such domestic joint venture development projects have been struck, the largest being Civic Parking LLC, and the most recent being the Arizona Stadium Parking Garage, LLC deal with local Phoenix developers.

International

Parking is a relatively standard business and does not differ significantly across international borders. The Company believes its aggressive strategy to build European operations will allow it to begin penetrating that continent, as it has in the U.S. By applying established business methods to new markets, Central Parking has already achieved economies of scale overseas. European operations are located in the United Kingdom (108 facilities), a joint venture in Germany (5 facilities) and an Amsterdam business development office which opened in 1995. Central Parking also maintains operations in Mexico through a joint venture (32 facilities), Canada (4 facilities) and has a major consulting project in Malaysia. Upon completion of the Kuala Lumpur City Center, Central Parking will manage the parking operations under a management contract.

Revenues from foreign operations were $16.1 million, $13.2 million, and $18.1 million for the fiscal years 1995, 1996 and 1997, respectively. The increase in 1997 resulted primarily from the net addition of 20 leased or managed properties in the United Kingdom. The decrease from 1995 to 1996 resulted from the termination of a lease in the United Kingdom. Presently, the Company believes it has limited exposure to foreign currency risk and has no foreign currency hedge programs.

         The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

                                                           As of September 30,
                                            1995                1996                   1997
         -----------------------------------------------------------------------------------
         Managed facilities                  715                 770                   877
         Leased facilities                   485                 552                   709
         Owned facilities                     31                  37                    58
         -----------------------------------------------------------------------------------
            Total                          1,231               1,359                 1,644
         ===================================================================================

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

         Privatization of government operations and facilities could provide new opportunities for the parking industry. Cities and municipal authorities may consider retaining private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency. Privatization in the United Kingdom and the United States has already provided significant expansion opportunities for private parking companies.

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

         Training Programs and Incentive Compensation. Management believes that the Company's management training program is a significant factor in the Company's success. Formalized in 1986, this program is designed to identify and hire individuals that meet a variety of criteria intended to enhance the likelihood of success. Employees participating in the Company's management program are generally required to have a college degree. The Company has approximately 620 management positions and hires approximately 250 managers a year. New managers in the Company's management trainee program are assigned to a particular facility where they are supervised as they manage one to five employees. The management trainee program lasts approximately one year and teaches a wide variety of skills, including organizational skills, basic management techniques, and basic accounting. Upon successful completion of this stage of the program, management trainees are promoted to facility manager in charge of a particular parking facility. The Company continues to train facility managers for an additional year, at which time the successful managers are typically promoted to position of area manager. Area managers oversee several facilities and report to an operations manager. Operations managers oversee all or a portion of a city and report to a general manager. Each general manager is responsible for both managing a particular city and focusing on marketing the Company's services in that city. General managers are entitled to a bonus based on the performance of the Company's operations in that city. All positions at the general manager level and above require a substantial time commitment to marketing and business development.

         The Company's incentive compensation system rewards managers at the general manager level and above for the profitability of their respective areas of responsibility. Each person participating in the incentive program generally receives a substantial portion of their compensation from this incentive compensation system. Incentive compensation payments typically range from 20% to 70% of total compensation.

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



GROWTH STRATEGY

         Historically, the Company's operations have grown primarily through the addition of management contracts. Concentration on management contracts was a function of client demands for such arrangements coupled with the Company's capital and contractual restraints that limited leasing and fee ownership opportunities. Because of its operating results, increased cash flows, and release from such contractual restraints, the Company has begun to make more acquisitions and more capital intensive investments in leasing and ownership of parking facilities. The Company currently intends to increase the relative number of leased and owned facilities in its total operations, and to convert managed facilities to leased or owned facilities when possible. The Company will, however, continue to pursue management contracts with clients or potential clients who prefer that arrangement. Set forth below are the key elements of the Company's growth strategy.

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

         Specialized High-Use Facilities. The Company targets facilities that are located to take advantage of a mixed customer base. These locations generally are in metropolitan areas and are convenient to entertainment, tourist, and leisure attractions, such as downtown sporting areas, or are associated with 24-hour facilities, such as hospitals and airports. Such facilities combine commuter demand with off-hour demand resulting in relatively higher utilization. For example, the Company has targeted special event parking and currently operates parking facilities at, or convenient to, sports venues such as Madison Square Garden, the new Boston Garden, Busch Stadium, Cinergy Field, Ericsson Stadium (Carolina Panthers), Oriole Park at Camden Yards, Coors Field, and Reunion Arena. The Company also targets facilities near urban entertainment and tourist destinations such as its operations at CoCo Walk in Miami, One Colorado Place in Pasadena, California, Larimer Square in Denver, and Harbor Place in Baltimore. Examples of current mixed-used facility clients include Crown Center in Kansas City, Prudential Center in Boston and Arizona Center in Phoenix.

         Acquire Additional Operators. Although the Company historically has focused primarily on adding individual facility operations rather than on acquiring competing companies, management believes that the Company can benefit from acquiring regional operators. The Company's acquisition strategy focuses primarily upon acquisitions in attractive new markets and acquisitions that will enable the Company to become a leading provider in selected current markets and achieve synergistic savings from duplicative management. The Company believes it can improve acquired operations through more sophisticated operating systems and more professional management. During fiscal 1997, the Company acquired Square Industries, Car Park, and Civic Parking LLC.

         Expand International Operations. Management believes that there are significant international growth opportunities, particularly for well-capitalized companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. The Company's international operations began in the early 1990's with the formation of an international division, which is now one of the fastest growing areas of the Company. Operations in London began in 1991 when the Company was awarded a contract to manage Terminal 4 of Heathrow International Airport. Since then, the Company has expanded its Heathrow operations to include Terminal 1 and has a total of 108 United Kingdom facilities, with operations in Birmingham, Oxford, Newcastle, and London. To complement its parking business in the United Kingdom, the Company also provides parking meter enforcement and ticketing services for three local governments that have privatized these services. The Company began expansion into Mexico in July 1994 by forming a joint venture with Fondo Opcion, an established Mexican developer and now operates 32 facilities in Mexico. The Company acquired four locations in Canada in January 1997 as a result of the Square acquisition. The Company provides consulting services in Kuala Lumpur, Malaysia related to the operation of a 5,400 space parking facility servicing one of the largest development projects in the world. The Company has a business development office in the Netherlands to pursue expansion into other European countries. In 1996, the Company acquired a 50% equity interest in a joint venture which operates five facilities in Germany as well as meter enforcement. Revenues from foreign operations accounted for approximately 12.8%, 9.2%, and 8.1%, of the Company's total revenues for the years ended September 30, 1995, 1996 and 1997, respectively. See Note 16 to the Company's Consolidated Financial Statements.

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

         Management believes that it competes for clients based on rates charged for services; ability to generate revenues for clients; ability to anticipate and respond to industry changes; range of services; and ability to expand operations. The Company has a reputation as a leader in the industry and as a provider of high quality services. The Company also is one of the largest companies in the parking industry and is not limited to a single geographic region. The Company has the financial strength to make capital investments as an owner or joint venture partner that smaller or more leveraged companies cannot make. The Company's size has also allowed it to centralize administrative functions that give the decentralized managerial operations cost-efficient support. Moreover, the Company has obtained broad experience in managing and operating facilities of a wide variety over the past 29 years. Additionally, the Company is able to attract and retain quality managers through its incentive compensation system that directly rewards successful sales and marketing efforts and places a premium on profitable growth.

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

EMPLOYEES

         As of September 30, 1997, the Company employed approximately 9,300 individuals, including 5,000 full-time and 4,300 part-time employees. Management believes that the Company's employee relations are good. Approximately 1700 U.S. employees are represented by labor unions. Parking attendants and cashiers at the

New York City facilities are represented by various union locals, including Teamsters Local No. 272. Other cities in which some of the Company's employees are represented by labor unions are Miami, Jersey City, Philadelphia, Pittsburgh, San Francisco, Chicago and Puerto Rico. The Company has not experienced any difficulty in negotiating collective bargaining agreements or experienced any labor strikes.

SERVICE MARKS AND TRADEMARKS

         The Company has registered its logo with the United States Patent Office. The Company has also reinstated its application for registration of the name "Central Parking System." This application was initially opposed by two parties. One party has recently withdrawn its opposition but continues to use the name "Central Parking" in the Chicago area. The second party, which operates only in Atlantic City, New Jersey, has expressed a willingness to limit its use to such area, although there can be no assurance that the Company will receive a binding commitment from such party. The Company uses the name "Chicago Parking System" in Chicago, the name CPS Parking in Seattle and Milwaukee, and the name Control Plus and Park It!, for the on-street enforcement business in London and Charlotte, North Carolina, respectively.


INSURANCE

         The Company purchases comprehensive liability insurance covering parking facilities owned, leased, and managed by the Company. Such comprehensive liability insurance coverage is in the amount of $1 million per occurrence and $1 million in the aggregate per facility. In addition, the Company purchases group insurance with respect to all Company employees, whether such persons are employed at owned, leased, or managed facilities. Because of the size of the operations covered, the Company purchases these policies at prices that, management believes, represent a discount to the prices that would be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its customers for insurance at rates it believes approximate market rates based upon its review of the applicable market. In each case, the Company's clients have the option of purchasing their own policies, provided the Company is named as an additional insured; however, because the Company's fees for insurance are generally competitive with market rates, the Company's clients have historically chosen to pay the Company's insurance fees. A reduction in the number of clients that purchase insurance through the Company, however, could have a material adverse effect on the operating earnings of the Company. In addition, although the Company's cost of insurance has not fluctuated significantly in recent years, a material increase in insurance costs due to increased claims experienced by the Company could adversely affect the profit associated with insurance charges pursuant to management contracts and could have a material adverse effect on the operating earnings of the Company.

FOREIGN AND DOMESTIC OPERATIONS

     Information about the Company's foreign and domestic operations is incorporated by reference to Note 16 to the Company's Consolidated Financial Statements.

ITEM 2.  PARKING FACILITY PROPERTIES

         The Company's facilities are currently organized into 12 regions, 11 in North America (10 in the United States, one in Mexico) and one which is comprised of the United Kingdom and Germany. Each region is supervised by a regional manager who reports directly to a Senior Vice President. Regional managers oversee four to six general managers who each supervise the Company's operations in a particular city. The following table summarizes certain information regarding the Company's facilities as of September 30, 1997:

                                                           Number of                              Total     Percentage of
Regions            Cities                                  Locations  Managed   Leased  Owned     Spaces    Total Spaces
--------------------------------------------------------------------------------------------------------------------------
Atlanta            Atlanta, Birmingham, Charleston             115       65       50      -       63,451         9.1%
                   (SC),Charlotte, Columbia (SC),
                   Jackson (MS), Mobile
Denver             Denver/Colorado Springs, Des                167      101       56     10       77,385        11.1%
                   Moines, Kansas City, Minneapolis-St.
                   Paul, Oklahoma City , St. Louis
European           United Kingdom - Birmingham,                113       31       82      -       34,809         5.0%
                     London, Oxford, Newcastle
                   Germany - Berlin, Dresden,
                      Frankfurt
Florida            Jacksonville, Miami/Ft. Lauderdale,         186       92       94      -       72,357        10.4%
                   Orlando, Puerto Rico, Tampa/St.
                   Petersburg
Los Angeles        Los Angeles,  Orange County  (CA),           82       62       20      -       46,440         6.7%
                   Phoenix
Mid-Atlantic       Baltimore, Norfolk,                         140       91       44      5       64,623         9.3%
                   Philadelphia, Pittsburgh, Richmond,
                   Washington (D.C.)
Mexico             Cuernavaca, Mexico City                      32       19       13      -       21,051         3.0%
Mid Western        Charleston (WV), Cincinnati,                111       71       39      1       67,877         9.7%
                   Cleveland, Columbus, Indianapolis,
                   Milwaukee, Ottawa, Toronto
Nashville          Chattanooga, Knoxville,                     238      103      113     22       50,354         7.2%
                   Lexington/Frankfort, Louisville,
                   Memphis, Nashville (1)
New York           Hartford, Jersey City, New York,            152       55       87     10       65,948         9.4%
                   Providence, Stamford
San Francisco      Oakland, Salt Lake City,                     50       24       26      -       14,877         2.1%
                   San Francisco, Seattle
Texas              Albuquerque, Austin, Dallas, El Paso        234      147       77     10      109,228        15.6%
                   Houston, New Orleans, San Antonio,
                   Tulsa
Other              Boston, Chicago                              24       16        8      -        9,749         1.4%
--------------------------------------------------------------------------------------------------------------------------
Total                                                        1,644      877      709     58      698,149       100.0%
==========================================================================================================================


         (1) Includes the Company's corporate headquarters in owned facilities.

         Joint Ventures. The Company has interests in joint ventures that own or operate parking facilities located in Nashville, Denver, Phoenix, St. Louis, Germany, and Mexico. In fiscal 1997, the Company acquired a 50% joint venture ownership in St. Louis and operates four parking garages under a lease and operating agreement. The

Company has a 50% interest in a joint venture that owns a parking complex on Commerce Street in Nashville, and the Company operates the parking at this complex under a management contract with the joint venture. The Company has a similar interest in two joint ventures in Denver and one joint venture in Germany. The Company is also a joint venture partner with Fondo Opcion and operates thirty two facilities on behalf of that joint venture in Mexico City.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Registrant's Common Stock has been traded on the New York Stock Exchange under the symbol PK since October 10, 1995. The following is a list of the high and low closing prices by fiscal quarters for the last fiscal year, as recorded by the New York Stock Exchange. All share prices have been adjusted to reflect the effects of the three-for-two stock splits in March 1996 and December 1997. Prior to October 10, 1995, there was no public market for these shares.

                                                             High                    Low
                                                             ----                    ---
Three months ended December 31, 1995                     $13.1111               $ 8.0000
Three months ended March 31, 1996                         17.5833                12.0000
Three months ended June 30, 1996                          21.3333                15.8333
Three months ended September 30, 1996                     21.9167                16.6667
Twelve months ended September 30, 199                    $21.9167                 8.0000

Three months ended December 31, 1996                     $24.5833               $21.2500
Three months ended March 31, 1997                         22.5000                16.3333
Three months ended June 30, 1997                          23.2083                16.0833
Three months ended September 30, 1997                     31.3333                22.1667
Twelve months ended September 30, 1997                   $31.3333               $16.0833


         (b) There were, as of September 30, 1997 approximately 7,000 holders of the Registrant's Common Stock, as evidenced by depository and transfer agent listings.

         (c) Since February 21, 1997 the Company has distributed a quarterly dividend of $0.015 per share. From the IPO till February 1997 the Company declared a quarterly dividend equal to $.013 per share. Prior to the Initial Public Offering on October 10, 1995, there were no dividends on Common Stock. The Company declared dividends of $398,000 and $450,000 in 1994 and 1995, respectively, on the Preferred Stock that was outstanding prior to the recapitalization. There have been no shares of preferred stock outstanding since the recapitalization. See Note 9 to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The information set forth under the caption "Five Year Selected Consolidated Financial Data " in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information set forth under the captions "Independent Auditors' Report", "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", and "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997 is incorporated herein by reference.

         The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                                                   Page
                                                                                                                   ----
(a)(1)    Financial Statements

          The following financial statements and related notes of the Company contained on pages 1 through 45 of the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1997 are incorporated herein by reference.

          Independent Auditors' Report......................................................................         17

          Consolidated Balance Sheets - September 30, 1996 and 1997.........................................         18

          Consolidated Statements of Earnings - Fiscal Years Ended September 30, 1995,
          1996, and 1997....................................................................................         19

          Consolidated  Statement of  Shareholders'  Equity - Fiscal Years Ended September 30, 1995, 1996,
          and 1997..........................................................................................         20

          Consolidated Statements of Cash Flows - Fiscal Years Ended September 30, 1995, 1996, and 1997.....         21

          Notes to Consolidated Financial Statements........................................................       22-45

(a)(2)    Financial Statement Schedules

          None

          Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a)(3)    Exhibits

          The exhibits listed in the Index to Exhibits are incorporated herein by reference or filed as part of this Form 10-K.

(b)       Reports on Form  8-K

          No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTRAL PARKING CORPORATION


December 26, 1997
                                    /s/  STEPHEN A. TISDELL
                                    Stephen A. Tisdell
                                    Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                           DATE
-----------------------------------------------------------------------------------------

/s/ Monroe J. Carell, Jr.               Chairman of the Board,          December 26, 1997
    Monroe J. Carell, Jr.               Chief Executive Officer
                                        and Director

/s/ James H. Bond                       President & Chief               December 26, 1997
    James H. Bond                       Operating Officer;
                                        Director

/s/ Stephen A. Tisdell                  Chief Financial Officer         December 26, 1997
    Stephen A. Tisdell                  (Principal Financial and
                                        Accounting Officer)

/s/ Cecil Conlee                        Director                        December 26, 1997
    Cecil Conlee

/s/ John W. Eakin                       Director                        December 26, 1997
    John W. Eakin

/s/ Lowell Harwood                      Director                        December 26, 1997
    Lowell Harwood

/s/ Edward G. Nelson                    Director                        December 26, 1997
    Edward G. Nelson

/s/ William C. O'Neil, Jr.              Director                        December 26, 1997
    William C. O'Neil, Jr.

/s/ P.E. Sadler                         Director                        December 26, 1997
    P.E. Sadler

                                  EXHIBIT INDEX


  EXHIBIT                                                                                        PAGE
  NUMBER                                 DOCUMENT                                               NUMBER
  ------                                 --------                                               ------
    2.1      Plan of  Recapitalization,  effective October 9, 1995 (Incorporated by reference to Exhibit 2 to the Company's Registration Statement
             No. 33-95640 on Form S-1.)

    2.2      Agreement for Sales Purchase of Membership Interests, dated as of
             November 22, 1996, by and among Central Parking System Realty,
             Inc., Central Parking System Realty of Missouri, Inc., Gateway
             Group, Inc., and SLC Holdings, LLC (Incorporated by reference herein to Exhibit 2.2 to the Company's Current Report on Form 8-K as filed on January 14, 1997.)

    2.3 Agreement and plan of Merger dated as of December 6, 1996, by and among Central Parking Corporation, Central Parking System--Empire
             State, Inc., and Square Industries, Inc. (Incorporated by reference to Exhibit (c)(1) to the Company's Tender Offer Statement on
             Schedule 14D-1 filed by Central Parking Corporation on December
             13,1996.)


    2.4 Agreement for purchase and Sale of Membership Interest, dated as of April 16, 1997, by and among EOP-St. Louis Parking Garages, LLC and
             Central Parking System Realty of Missouri, Inc. (Incorporated by reference herein to Exhibit 2.3 to the Company's Current Report on Form 8-K as filed on April 30, 1997.)

    3.1      Form of Amended and Restated Charter of the Registrant (Incorporated by
             reference to Exhibit 3.1 to the Company's Registration Statement No.
             33-95640 on Form S-1.)

    3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No.
             33-95640 on Form S-1.)

    3.3 Amended and Restated Charter of Central Parking Corporation restated to incorporate the Amendment adopted February 28, 1997
             (Incorporated by reference to Exhibit 3.2 to the Company's
             Registration Statement No. 333-23869 on Form S-3 as filed on March
             23, 1997.)

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

             (g)      Amendment to Monroe J Carell, Jr. Employment Agreement
                      (incorporated by reference to exhibit 10.3 to the Company's
                      10Q for quarter ended, March 31, 1997.)

             (h)      Monroe J. Carell, Jr. Revised Deferred Compensation Agreement,
                      as amended (Incorporated by reference to Exhibit 10.9 to the
                      Company's Registration Statement No. 33-95640 on Form S-1.)

             (i)      James H. Bond Employment Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No.
                      33-95640 on Form S-1.)

             (j)      Performance Unit Agreement between Central Parking Corporation and James H. Bond (Incorporated by reference to Exhibit
                      10.11.1 to the Company's Registration Statement No. 33-95640
                      on Form S-1.)

             (k)      Modification of Performance Unit Agreement of James H. Bond
                      (Incorporated by reference to Exhibit 10.1(j) to the Company's
                      Annual Report on Form 10-K filed on December 27, 1995)

             (l) James H. Bond Severance Agreement (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No.
                      33-95640 on Form S-1.)

    10.2 1995 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No.
             33-95640 on Form S-1.)

    10.3 Form of Option Agreement under Directors Plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No.
             33-95640 on Form S-1.)

    10.4 Central Parking Corporation Deferred Stock Unit Plan (Incorporated by reference to Exhibit A to the Company's Definitive Proxy
             Statement on schedule DEF 14A as filed on January 14, 1997.)

    10.5     Central Parking System, Inc. Profit Sharing Plan, as amended
             (Incorporated by reference to Exhibit 10.6 to the Company's
             Registration Statement No. 33-95640 on Form S-1.)

    10.6     Form of Indemnification Agreement for Directors (Incorporated by
             reference to Exhibit 10.12 to the Company's Registration Statement No.
             33-95640 on Form S-1.)

    10.7     Indemnification Agreement for Monroe J. Carell, Jr. (Incorporated by
             reference to Exhibit 10.13 to the Company's Registration Statement No.
             33-95640 on Form S-1.)

    10.8     Form of Management Contract (Incorporated by reference to Exhibit 10.14 to the

             Company's Registration Statement No. 33-95640 on Form S-1.)

    10.9 Form of Lease (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-95640 on Form S-1.)

   10.10     1996 Employment Stock Purchase Plan (Incorporated by reference to
             Exhibit 10.16 to the Company's Registration Statement No. 33-95640 on
             Form S-1.)

   10.11     Exchange Agreement between the Company and Monroe J. Carell, Jr.
             (Incorporated by reference to Exhibit 10.18 to the Company's
             Registration Statement No. 33-95640 on Form S-1.)

   10.12     Separation Agreement between the Company and Calvin L. Friddle
             (Incorporated by reference to Exhibit 10.19 to the Company's
             Registration Statement No. 33-95640 on Form S-1.)

   10.13 Form of $150,000,000 Credit Agreement dated December 12, 1996 by and among various banks with SunTrust Bank, Nashville, N.A. as Agent, and Central Parking Corporation and certain of its subsidiaries (Incorporated by reference to Item 11(b)(1) to the Company's Tender Offer Statement on Schedule 14D-1 as filed on
             December 13, 1996.)

   10.14     Agreement and Plan of Merger, dated as of December 6, 1996, by
             Central Parking System --Empire State, Inc., an indirect wholly-owned subsidiary of Central Parking Corporation and Square
             Industries (Incorporated by reference to Item 11(c)(1) to the Company's Tender Offer Statement on Schedule 14D-1 as filed on
             December 13, 1996.)

   10.15     Form of $300,000,000 Senior Credit Facility Commitment letter
             ("Acquisition Credit Facility") dated October 20, 1997 by and among various banks with NationsBanc Montgomery Securities, Inc.,
             Charlotte, as Agent, and Central Parking Corporation and its affiliates.

  EXHIBIT
  NUMBER                     DOCUMENT
  ------                     --------
    11       Detail Computation of Per Share Earnings

    13       Annual Report to Shareholders

    21       Subsidiaries of the Registrant

    23       Consent of KPMG Peat Marwick LLP

    27       Financial Data Schedule


                                  EXHIBIT INDEX