Form 10-Q
period 1997-12-31
CENTRAL PARKING CORP
filed 1998-02-10
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1997

                        Commission file number 001-13950

                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Tennessee                                                                   62-1052916
--------------------------------------------------                          --------------------------------------------
 (State or Other Jurisdiction of Incorporation                                     (I.R.S. Employer Identification No.)
               or Organization)


            2401 21st Avenue South,
         Suite 200, Nashville, Tennessee                                                        37212
--------------------------------------------------                          --------------------------------------------
     (Address of Principal Executive Offices)                                                 (Zip Code)


Registrant's Telephone Number, Including Area Code:                                         (615) 297-4255
                                                                            --------------------------------------------

Former name, address and fiscal year, if changed since last report:                          Not Applicable
                                                                            --------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                  Class                                                           Outstanding at February 09, 1998
-------------------------------------------                                 --------------------------------------------
      Common Stock, $0.01 par value                                                            26,316,429

                                      INDEX

                           CENTRAL PARKING CORPORATION



                                                                                                                    PAGE
                                                                                                                    ----
PART 1.       FINANCIAL INFORMATION
-------       ---------------------
Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets
              --- December 31, 1997, September 30, 1997 and December 31, 1996...............................          3


              Condensed consolidated statements of earnings
              --- three months ended December 31, 1997 and 1996.............................................          4

              Condensed consolidated statements of cash flows
              --- three months ended December 31, 1997 and 1996.............................................          5

              Notes to condensed consolidated financial statements..........................................        6-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................................        8-11

PART 2.       OTHER INFORMATION
-------       -----------------

Item 4.       Submission of Matters to a Vote of Security Holders...........................................         11

Item 6.       Exhibits and Reports on Form 8-K..............................................................         11


              SIGNATURES ...................................................................................         12
              ----------

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands


                                                                          UNAUDITED
                                                                         DECEMBER 31,      SEPTEMBER 30,
                                                                             1997               1997
                                                                             ----               ----
                             ASSETS
                             ------
Current assets:
     Cash and cash equivalents                                           $     13,288       $      9,979
     Management accounts receivable                                            11,164             11,004
     Accounts and current portion of notes receivable - other                   4,790              6,158
     Prepaid expenses                                                          11,314              9,394
     Deferred income taxes                                                        981                911
     Refundable income taxes                                                     --                2,154
                                                                         ------------       ------------

           Total current assets                                                41,537             39,600


Investments, at amortized cost                                                  4,825              4,754
Notes receivable, less current portion                                         16,402             16,537
Property, equipment, and leasehold improvements, net                           80,177             79,057
Contract rights, net                                                            4,807              5,021
Goodwill, net                                                                  51,584             31,863
Investment in limited partnerships                                              1,240              1,240
Investment in general partnerships and joint ventures                          48,949             48,955
Other assets                                                                    7,223              6,987
                                                                         ------------       ------------
                                                                         $    256,744       $    234,014
                                                                         ============       ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

Current liabilities:
     Current portion of long-term debt                                   $      1,292       $        206
     Accounts payable                                                          26,586             25,097
     Accrued payroll and related costs                                          7,262              8,256
     Accrued expenses                                                           4,780              4,020
     Management accounts payable                                                9,928             10,381
     Income taxes payable                                                       3,690                871

                                                                         ------------       ------------
           Total current liabilities                                           53,538             48,831

Long-term debt                                                                 86,899             73,252
Other liabilities                                                               5,293              5,161
Deferred compensation                                                           3,118              3,048
Deferred income taxes                                                           5,693              6,871

                                                                         ------------       ------------
           Total liabilities                                                  154,541            137,163

Shareholders' equity :
     Common stock, $.01 par value; 50,000,000 shares authorized,
        26,316,054 and 26,303,592
        issued and outstanding, respectively                                      263                263
     Additional paid-in capital                                                33,050             32,843
     Foreign currency translation adjustment                                      271                193
     Retained earnings                                                         69,172             64,122
     Deferred compensation on restricted stock, net                              (553)              (570)
                                                                         ------------       ------------
           Total shareholders' equity                                         102,203             96,851
                                                                         ------------       ------------


                                                                         $    256,744       $    234,014
                                                                         ============       ============

See accompanying notes to condensed consolidated financial statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                    Unaudited

Dollar amounts in thousands, except per share data

                                                              Three Months Ended December 31,
                                                                 1997              1996
                                                                 ----              ----
Revenues:
     Parking                                                    $ 59,005         $ 32,085
     Management contract                                          12,184            9,338
                                                                --------         --------
             Total revenues                                       71,189           41,423

Costs and expenses:
     Cost of parking                                              51,895           29,085
     Cost of management contracts                                  3,252            2,501
     General and administrative                                    7,238            4,708
                                                                --------         --------
             Total costs and expenses                             62,385           36,294
                                                                --------         --------

             Operating earnings                                    8,804            5,129

Other income (expenses):
     Interest income                                                 497              625
     Interest expense                                             (1,411)              (7)
     Net gains on sales of property and equipment                      2                3
     Equity in partnership and joint venture earnings              1,207              250
                                                                --------         --------
             Other income (expenses), net                            295              871
                                                                --------         --------

             Earnings before income taxes                          9,099            6,000

             Income taxes                                          3,457            2,101
                                                                --------         --------
             Net earnings                                       $  5,642         $  3,899
                                                                ========         ========


Basic earnings per common share                                 $   0.22         $   0.15
                                                                ========         ========

Diluted earnings per common share                               $   0.21         $   0.15
                                                                ========         ========

Dividends per basic and diluted weighted average common share   $   0.02         $   0.01
                                                                ========         ========

See accompanying notes to condensed consolidated financial statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

Dollar amounts in thousands

                                                                                      THREE MONTHS ENDED DECEMBER 31,
                                                                                          1997               1996
                                                                                          ----               ----
Cash flows from operating activities:
    Net earnings                                                                         $  5,642         $  3,899
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation                                                                         1,054              711
       Amortization of contract rights                                                        214              214
       Amortization of deferred compensation cost                                              17               17
       Amortization of goodwill and non-compete agreements                                    562             --
       Equity in partnership and joint venture (earnings)                                  (1,207)            (250)
       Distributions from partnerships and joint ventures                                   1,313              181
       Net gains on sales of property and equipment                                            (2)              (3)
       Deferred income taxes                                                                  247               39
       Changes in operating assets and liabilities, excluding effects of acquisitions:
          (Increase) decrease in management accounts receivable                              (157)             388
          (Increase) decrease in notes and accounts receivable - other                      2,261             (119)
          (Increase) decrease in prepaid expenses                                          (1,573)          (1,654)
          (Increase) decrease in refundable income taxes                                    2,154             --
          (Increase) decrease in other assets                                                 211             (293)
          Increase (decrease) in accounts payable, accrued expenses
               other liabilities and deferred compensation                                   (372)              (4)
          Increase (decrease) in management accounts payable                               (1,321)          (1,401)
          Increase (decrease) in income taxes payable                                       2,577            2,406
                                                                                         --------         --------
       Net cash provided by operating activities                                           11,620            4,131
                                                                                         --------         --------

Cash flows from investing activities:
    Proceeds from sales of property and equipment                                              62               18
    Investments in notes receivable                                                            (3)            --
    Purchase of property, equipment, and leasehold improvements                            (2,063)         (93,611)
    Investment in general and limited partnerships                                           (309)            (119)
    Acquisition of company net of cash acquired                                           (12,258)            --
    Purchase of investments                                                                   (71)             (68)
                                                                                         --------         --------
       Net cash used by investing activities                                              (14,642)         (93,780)
                                                                                         --------         --------

Cash flows from financing activities:
    Dividends paid                                                                           (395)            (349)
    Net borrowings under revolving credit agreement                                         6,550           67,200
    Principal repayments on notes payable                                                    (109)            --
    Proceeds from issuance of common stockand exercise of stock options, net                  207              166
                                                                                         --------         --------
       Net cash provided by financing activities                                            6,253           67,017
                                                                                         --------         --------

Foreign currency translation                                                                   78             (123)
                                                                                         --------         --------
       Net increase (decrease)  in cash and cash equivalents                                3,309          (22,755)
Cash and cash equivalents at beginning of period                                            9,979           28,605
                                                                                         --------         --------

Cash and cash equivalents at end of period                                               $ 13,288         $  5,850
                                                                                         ========         ========

Effects of acquisition:
       Fair value of assets acquired                                                     $  4,246         $   --
       Purchase price in excess of the net assets acquired                                 20,258             --
       Liabilities assumed in acquisitions                                                 (2,827)            --
       Debt issued in acquisitions                                                         (8,237)            --
                                                                                         --------         --------
       Cash paid                                                                           13,440             --
       Less cash acquired                                                                  (1,182)            --
                                                                                         --------         --------
       Net cash paid for acquisition                                                     $ 12,258         $   --
                                                                                         ========         ========


See accompanying notes to condensed consolidated financial statements

                           CENTRAL PARKING CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 (included in the Company's Annual Report on Form 10-K). Certain items have been restated to conform to current year presentation.

Stock Split

         On November 21, 1997, the Board of Directors approved a three-for-two stock split payable to shareholders of record as of December 5, 1997. The stock split was distributed on December 12, 1997, resulting in the net issuance of 8,771,363 new shares. All shares and per share amounts in this report have been adjusted to reflect the stock split.

Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earnings per share for all periods presented have been calculated and presented in accordance with SFAS No. 128.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended                   Three Months Ended
                                                             December 31, 1997                     December 31,1996
                                                  Income        Common      Per-Share       Income       Common       Per-Share
                                                 Available      Shares        Amount      Available      Shares        Amount
Basic earnings per share                              $5,642       26,042         $0.22        $3,899     25,965          $0.15

Effect of dilutive stock and options:
   Stock option plan                                                  233         (0.01)                     125
   Restricted stock plan                                              166                                    170
   Deferred stock unit plan                                             -                                      -
   Employee stock purchase plan                                        41                                     12

Diluted earnings per share                            $5,642       26,482         $0.21        $3,899     26,272          $0.15

     Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan because under the related deferred compensation agreement the officer forfeits such shares if he voluntarily terminates his employment with the Company.

     Options to purchase 12,430 shares of common stock at $39.44 under the deferred stock unit plan were outstanding during the three months ended December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Acquisitions

         On October 1, 1997, the Company purchased Diplomat Parking Corporation ("Diplomat") for $21.7 million, which was financed through a $12.3 million draw on the Company's Revolving Credit Facility and an $8.2 million note to the sellers payable in January 1998 at an interest rate of 5%. The note payment was financed through a draw on the Revolving Credit Facility. Diplomat operates 164 parking facilities, located primarily in Washington, D.C. and Baltimore, Maryland. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Diplomat have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Diplomat's assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of the net assets acquired of $20.3 million is being amortized on a straight-line basis over 25 years. Purchase price adjustments for Diplomat have not been finalized at December 31, 1997. Final purchase price adjustments are not expected to be material.

     Pro Forma Information

     The following unaudited consolidated pro forma condensed results of operations, give effect to the acquisitions of Square Industries, Inc., Civic Parking LLC, Car Park Corporation and Diplomat Parking as if such transactions had occurred at October 1, 1996, as follows (in thousands except for earnings per share):

                                                                                 Three Months Ended
                                                                                  December 31, 1996
                                                                                  -----------------
       Total revenues                                                                      $ 64,542
       Earnings before income taxes                                                        $  5,671
       Net earnings                                                                        $  3,550
       Basic earnings per share                                                            $   0.14
       Diluted earnings per share                                                          $   0.13

     The foregoing unaudited proforma amounts are based upon certain assumptions and estimates, including, but not limited to, the recognition of estimated cost savings related to general and administrative expenses to be eliminated prospectively in connection with the Square acquisition, interest expense on debt incurred to finance the acquisitions and amortization of goodwill over 25 years. The unaudited proforma amounts do not necessarily represent the results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Long Term Debt

     Long term debt includes the Revolving Credit Facility, which is unsecured, expires January 31, 2000, and provides that the Lenders may extend the term until January 31, 2001, upon the request of the Company. Advances under the Revolving Credit Facility bear interest at one of two rates, at the Company's option, either (i) the bank's base rate or (ii) the LIBOR plus a margin ranging from .25% to 1.25% depending on the occurrence of certain dates or events and achievement of certain financial ratios. In accordance with the loan agreement, the Company permanently reduced the Revolving Credit Facility from $150 million to $120 million as of April 16, 1997. The Revolving Credit Facility contains certain covenants which require the Company and its subsidiaries to maintain certain financial ratios and restrict further indebtedness. The amount outstanding under the Company's Revolving Credit Facility was $77.3 million and $67.2 million at December 31, 1997 and December 31, 1996, respectively. The weighted average interest rate was 6.6% and 7.3% for the first quarter of fiscal 1998 and 1997, respectively. The Company will refinance the borrowings under the Revolving Credit Facility with proceeds of the Acquisition Credit Facility (see Subsequent Events).

     Long term debt includes a note payable to the sellers of Diplomat for $8.2 million, at an interest rate of 5%, which was due and paid in January, 1998. The note is secured by a letter of credit that will be canceled upon payment of the note. The note payment was financed through a draw on the Revolving Credit Facility.

Subsequent Events

         On November 7, 1997, the Company announced it had signed a definitive purchase agreement to acquire Kinney System Holding Corporation ("Kinney"). Management currently estimates a purchase price of approximately $225 million, which is subject to adjustment, consisting of cash and $37.0 million of the Company's common stock, plus assumption of approximately $18.6 million of debt. Management intends to finance the purchase price through the new Acquisition Credit Facility.

     The Company expects to close a loan agreement on February 11, 1998 for an aggregate $300 million credit facility ("Acquisition Credit Facility") consisting of a five year $200 million Revolving Credit Facility which will include a sublimit of $25 million for standby letters of credit and a $100 million five year term loan with scheduled repayment of $25 million per year, beginning in year two, at an interest rate during the first six months of LIBOR plus 125 basis points. At the end of an initial six month period, the interest rate on the Acquisition Credit Facility and the commitment fee will revert to grid pricing based upon the Company achieving a number of certain financial ratios. The Acquisition Credit Facility restricts further indebtedness and limits the amount of dividends paid. The Acquisition Credit Facility will replace the Revolving Credit Facility (see Long-Term Debt) upon closing of Kinney.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company provides parking services at multi-level parking facilities and surface parking lots. It also provides parking consulting services, shuttle services, valet services, parking meter enforcement services, and billing and collection services. The Company distinguishes itself from its competitors by combining a reputation for professional integrity and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company's clients and landlords include some of the nation's largest owners and developers of mixed-use projects, major office building complexes, sports stadiums and hotels. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), the Prudential Center (Boston), Cinergy Field (Cincinnati), Coors Field (Denver) and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department stores, Equity Office Properties, and Crescent Real Estate.

The Company operates parking facilities under three types of arrangements:

- Management contracts. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, the Company is not responsible for structural, mechanical, or electrical maintenance or repairs, or providing security or guard services. The Company generally receives a base monthly fee for managing these facilities plus fees for ancillary services such as insurance, accounting, equipment leasing, and consulting and often receives a percentage of facility revenues above a base amount. Under the Company's typical management contract, the facility owner pays a minimum management fee and operating expenses such as taxes, license and permit fees, insurance, payroll and accounts receivable processing, and wages of personnel assigned to the facility. In addition, the facility owner also pays for maintenance, repair costs, and capital improvements. The typical management contract is for a term of one to three years and is renewable, typically for successive one-year terms.

- Lease contracts. In contrast to management contracts, lease arrangements are typically for terms of three to ten years, with a renewal term, and provide for a contractually established payment for the facility owner, regardless of operating earnings of the parking facility. The Company's rent is generally either a flat annual amount, a percentage of gross revenues, or a combination thereof. Under its leases, the Company is responsible for all facets of the parking operations, including utilities and ordinary and routine maintenance, but is generally not responsible for major maintenance, repair, or property taxes. The leased facilities require a longer commitment and a larger capital investment by the Company than managed facilities, but provide a more stable source of revenue and a greater opportunity for long term revenue growth.

- Facility ownership. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities, but provides maximum control over the operation of the parking facility. All owned facility revenues flow directly to the Company. Additionally, ownership provides the potential for realizing capital gains from the appreciation of the value of underlying real estate. The Company typically targets ownership opportunities in cities in which it currently operates, focusing on unrelated sites that are being used as parking facilities.

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

         Parking revenues for the first quarter of fiscal 1998 increased to $59.0 million from $32.1 million in the first quarter of fiscal 1997, an increase of $26.9 million, or 83.9%. Of the $26.9 million increase, $19.4 million, or 72.1% of the increase, resulted from the acquisition of Square, Car Park and Diplomat's 162 leased and owned locations. The remaining increase of $7.5 million, or 27.9%, is a result from the net addition of 57 leased and owned locations over the same quarter last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations increased to $5.6 million from $4.0 million, an increase of $1.6 million or 42.3%. The increase in foreign revenues was a result of a combination of the addition of 8 leased locations as well as rate increases and higher utilization of parking spaces at existing facilities.

         Management contract revenues for the first quarter of fiscal 1998 increased to $12.2 million from $9.3 million in the first quarter of fiscal 1997, an increase of $2.9 million or 30.5%. Of the $2.9 million increase, $1.3 million, or 46.4%, resulted from the addition of 136 management locations through the acquisitions of Square, Car Park and Diplomat. The remaining increase of $1.6 million, or 53.6%, is attributed to the net addition of 79 management contracts and increased management fees on existing locations.

         Cost of parking in fiscal first quarter 1998 increased to $51.9 million from $29.1 million in fiscal first quarter 1997, an increase of $22.8 million or 78.4%. Rent expense increased $12.2 million and payroll increased $5.0 million, principally as a result of new locations from acquisitions and increases on existing locations. Cost of parking as a percentage of parking revenues, decreased to 88.0% in the first quarter of fiscal 1998 from 90.6% in fiscal first quarter 1997. This decrease of 260 basis points was attributable predominantly to the spreading of a number of fixed costs, primarily rent and property costs, over a larger revenue base.

         Cost of management contracts in fiscal first quarter 1998 increased to $3.3 million from $2.5 million in the comparable period in 1997, an increase of $800 thousand or 30.0%. The increase was attributable to an increase in the number of managed locations and higher costs incurred at existing locations associated with increased revenues.

         General and administrative expenses increased to $7.2 million for the first quarter of fiscal 1998 from $4.7 million in fiscal first quarter 1997, an increase of $2.5 million or 53.7%. The increase is primarily attributable to increased incentive compensation resulting from increased profits and start-up costs associated with the opening of new locations and joint ventures. Goodwill and non-compete amortization for the Square, Car Park and Diplomat acquisitions accounts for $562 thousand, or 22.2% of the $2.5 million increase. General and administrative expenses, as a percentage of revenues, were 10.2% for the first quarter of fiscal 1998 compared to 11.4% for the first quarter of fiscal 1997, a decrease of 120 basis points. The decrease was attributable to spreading fixed expenses over a broader base and the implementation of bonus limits on certain key executives.

         Interest income decreased to $497 thousand for the first quarter of fiscal 1998, from $625 thousand in the first quarter of fiscal 1997, a decrease of $128 thousand or 20.5%. The decrease in interest income is a result of decreased investment balances outstanding during the quarter.

         Interest expense increased to $1.4 million for the first quarter of fiscal 1998 from $6 thousand in the first quarter of fiscal 1997. The increase in interest expense was attributable to the increase in indebtedness under the Company's Revolving Credit Facility. The weighted average balance outstanding was $78.5 million during the quarter ended December 31, 1997 at a weighted average interest rate of 6.6%. During fiscal first quarter 1997, $67.2 million indebtedness under the Revolving Credit Facility was outstanding for one day, with minimal interest expense.

         Income taxes increased to $3.5 million for the first quarter of fiscal 1998 from $2.1 million in the first fiscal quarter in 1997, an increase of $1.4 million or 64.6%. The effective tax rate for the fiscal 1998 quarter was 38.0% compared to 35.0% for the 1997 quarter. The increase in the effective tax rate is attributable to a combination of decreasing interest income on tax exempt investments in 1997, an increase in non-tax deductible goodwill amortization and an increase in effective state income tax rates. The increased trend of this effective tax rate is expected to continue for the remainder of the year.

Liquidity and Capital Resources

         During the first three months ended December 31, 1997 and 1996, the Company generated cash flow from operating activities of $11.6 million and $4.1 million, respectively. The increase is primarily attributable to increased net earnings.

         The Company utilized cash of $12.3 million, net of cash acquired, in fiscal first quarter 1998 for the Diplomat acquisition.

         The Company purchased properties during the three months ended December 31, 1997 and 1996 in the amounts of $2.0 million and $93.6 million, respectively. For fiscal quarter 1997, Civic Parking LLC ("Civic"), which consists of four parking garages totaling approximately 7,500 parking spaces, was acquired for $91.0 million. The purchase was funded partially through available cash and the drawing under a revolving credit facility in the amount of $67.2 million (see Revolving Credit Facility). In April 1997, the Company sold 50% of its investment in Civic for $46.0 million.

         On January 18, 1997, the Company completed its offer to acquire all the outstanding shares of Square Industries, Inc. The total purchase price, including assumed debt and transaction costs, totaled $78 million. The funds required for this acquisition were drawn under a revolving credit facility (see Revolving Credit Facility).

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

     On October 1, 1997, Diplomat Parking Corporation was purchased for $21.7 million. The purchase was financed through a $12.3 million draw on the Company's Revolving Credit Facility and an $8.2 million note payable to the sellers in January, 1998. The note is secured by a letter of credit that will be canceled upon payment of the note. The note payment was financed through the Revolving Credit Facility (see Revolving Credit Facility). Diplomat operated 164 parking facilities containing approximately 37,000 parking spaces, located primarily in Washington D.C. and Baltimore, Maryland.

     In November, 1997, the Company signed a definitive agreement to acquire Kinney System Holding Corporation ("Kinney"). Management estimates a purchase price of approximately $225 million, which is subject to adjustment, including cash and $37.0 million of the Company's common stock, plus assumption of $18.6 million of debt (see Acquisition Credit Facility).

Revolving Credit Facility

     The Revolving Credit Facility, which is unsecured, expires January 31, 2000, and provides that the Lenders may extend the term until January 31, 2001, upon the request of the Company. Advances under the Revolving Credit Facility bear interest at one of two rates, at the Company's option, either (i) the bank's base rate or (ii) the LIBOR plus a margin ranging from .25% to 1.25% depending on the occurrence of certain dates or events and achievement of certain financial ratios. In accordance with the loan agreement, the Company permanently reduced the Revolving Credit Facility from $150 million to $120 million as of April 16, 1997. The Revolving Credit Facility contains certain covenants which require the Company and its subsidiaries to maintain certain financial ratios and restrict further indebtedness. The amount outstanding under the Company's Revolving Credit Facility at December 31, 1997 was $77.3 million with a weighted average interest rate of 6.6% for the first quarter of fiscal 1998. The Company will refinance the borrowings under the Revolving Credit Facility with proceeds of the Acquisition Credit Facility (see Acquisition Credit Facility).

Acquisition Credit Facility

     The Company expects to close a loan agreement on February 11, 1998 for an aggregate $300 million facility consisting of a five year $200 million Revolving Credit Facility which will include a sublimit of $25 million for standby letters of credit and a $100 million five year term loan with scheduled repayment of $25 million per year, beginning in year two, at an interest rate during the first six months at LIBOR plus 125 basis points. At the end of an initial six month period, the interest rate on the facility and the commitment fee will revert to a grid pricing based upon the Company achieving a number of certain financial ratios. The Acquisition Credit Facility restricts further indebtedness and limits the amount of dividends paid. The Acquisition Credit Facility will replace the Revolving Credit Facility (see Long-Term Debt) upon closing of the Kinney acquisition.

PART II  --  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         No matter was submitted to a vote of the Company's security-holders during the three months ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                   2.1 Form of $300,000,000 Senior Credit Facility ("Acquisition Credit Facility") dated February 11, 1998 by and among various banks with NationsBanc Montgomery Securities, Inc., Charlotte, as Agent, and Central Parking Corporation and its affiliates.

                  27.       Financial Data Schedule (EDGAR Filing Only)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three months ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CENTRAL PARKING CORPORATION

         Date:  February 10, 1998               By: /s/ Stephen A. Tisdell
                ---------------------              -----------------------------
                                                   Stephen A. Tisdell
                                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               Signature                          Title                                      Date
               ---------                          -----                                      ----
                                      Chief Financial Officer (Principal
      /s/ Stephen A. Tisdell          Financial and Accounting Officer)                 February 10, 1998
----------------------------------
     Stephen A. Tisdell