Form 10-Q
period 1998-03-31
CENTRAL PARKING CORP
filed 1998-05-15
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            Tennessee                                    62-1052916
------------------------------------        ------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


         2401 21st Avenue South,
     Suite 200, Nashville, Tennessee                        37212
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code:        (615) 297-4255
                                                      --------------------------


Former name, address and fiscal year, if changed since last report:

                                                            Not Applicable
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


             Class                              Outstanding at May 12, 1998
---------------------------------          -------------------------------------
  Common Stock, $0.01 par value                          29,474,902

                                      INDEX

                           CENTRAL PARKING CORPORATION


PART 1.       FINANCIAL INFORMATION                                                                                PAGE
-------       ---------------------                                                                                ----
Item 1.       Financial Statements (Unaudited)

              Condensed consolidated balance sheets
              --- March 31, 1998, September 30, 1997, and March 31, 1997....................................          3

              Condensed consolidated statements of earnings
              --- three and six months ended March 31, 1998 and 1997........................................          4

              Condensed consolidated statements of cash flows
              --- six months ended March 31, 1998 and 1997..................................................          5

              Notes to condensed consolidated financial statements..........................................     6 - 10

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................................................    11 - 15


PART 2.       OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders...........................................         16

Item 6.       Exhibits and Reports on Form 8-K..............................................................    16 - 17



              SIGNATURES ...................................................................................         18

                                     PART 1

                          Item 1. Financial Statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

Dollar amounts in thousands

                                                                          UNAUDITED                     UNAUDITED
                                                                          MARCH 31,    SEPTEMBER 30,    MARCH 31,
                                                                            1998           1997           1997
                                                                          ---------    -------------    ---------
                             ASSETS
Current assets:
     Cash and cash equivalents                                            $ 14,384       $  9,979       $  7,981
     Management accounts receivable                                         13,520         11,004          9,636
     Accounts and current portion of notes receivable - other               10,541          6,158          7,284
     Prepaid expenses                                                       13,493          9,394          7,230
     Deferred income taxes                                                   1,666            911            697
     Assets held for resale                                                     --             --         45,799
     Refundable income taxes                                                    --          2,154             --
                                                                          --------       --------       --------

          Total current assets                                              53,604         39,600         78,627



Investments, at amortized cost                                               4,881          4,754          4,609
Notes receivable, less current portion                                      26,629         16,537          8,304
Property, equipment, and leasehold improvements, net                       127,870         79,057         89,934
Contract rights, net                                                        11,445          5,021          5,403
Goodwill, net                                                              240,991         31,863         27,612
Investment in partnerships and joint ventures                               34,284         50,195         49,102
Other assets                                                                16,412          6,987          7,174
                                                                          --------       --------       --------

                                                                          $516,116       $234,014       $270,765
                                                                          ========       ========       ========

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt and capital lease obligations      $  1,960       $    206         47,207
     Accounts payable                                                       34,695         25,097         18,515
     Accrued payroll and related costs                                      13,395          8,256          7,214
     Accrued expenses                                                        9,728          4,020          3,151
     Management accounts payable                                            11,797         10,381          9,844
     Income taxes payable                                                    1,391            871          1,100
                                                                          --------       --------       --------
          Total current liabilities                                         72,966         48,831         87,031

Long-term debt and capital lease obligations                                70,796         73,252         86,767
Other liabilities                                                           14,829          5,161          3,952
Deferred compensation                                                        3,674          3,048          2,977
Deferred income taxes                                                        5,791          6,871          4,602
                                                                          --------       --------       --------
          Total liabilities                                                168,056        137,163        185,329

Company-obligated mandatorily redeemable securities of
     subsidiary holding solely parent debentures                           110,000             --             --

Shareholders' equity :
     Common stock, $.01 par value; 50,000,000 shares authorized,
        29,470,027, 26,303,592 and 26,293,007
        issued and outstanding, respectively                                   295            263            263
     Additional paid-in capital                                            162,901         32,843         32,531
     Foreign currency translation adjustment                                   342            193            225
     Retained earnings                                                      75,058         64,122         53,021
     Deferred compensation on restricted stock, net                           (536)          (570)          (604)
                                                                          --------       --------       --------
          Total shareholders' equity                                       238,060         96,851         85,436
                                                                          --------       --------       --------
                                                                          $516,116       $234,014       $270,765
                                                                          ========       ========       ========


See accompanying notes to condensed consolidated financial statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED

Dollar amounts in thousands, except per share data

                                                       THREE MONTHS ENDED MARCH 31,  SIX MONTHS ENDED MARCH 31,
                                                            1998          1997          1998           1997
                                                          -------       -------       --------       -------
Revenues:
    Parking                                               $76,529       $45,701       $135,534       $77,786
    Management contract                                    14,693        10,223         26,877        19,562
                                                          -------       -------       --------       -------
           Total revenues                                  91,222        55,924        162,411        97,348

Costs and expenses:
    Cost of parking                                        65,927        39,397        117,822        68,482
    Cost of management contracts                            3,859         3,190          7,111         5,692
    General and administrative                              7,945         5,993         14,586        10,701
    Goodwill and non-compete amortization                   1,457           235          2,054           235
                                                          -------       -------       --------       -------
           Total costs and expenses                        79,188        48,815        141,573        85,110
                                                          -------       -------       --------       -------

           Operating earnings                              12,034         7,109         20,838        12,238

Other income (expenses):
    Interest income                                           613           241          1,109           865
    Interest expense                                       (3,345)       (1,314)        (4,756)       (1,320)
    Dividends on company-obligated mandatorily
        redeemable securities of a subsidiary trust          (206)           --           (206)           --
    Net gains on sales of property and equipment               15             1             18             5
    Equity in partnership and joint venture earnings        1,205           956          2,412         1,205
                                                          -------       -------       --------       -------
           Other income (expenses), net                    (1,718)         (116)        (1,423)          755
                                                          -------       -------       --------       -------

           Earnings before income taxes                    10,316         6,993         19,415        12,993

           Income taxes                                     3,988         2,577          7,445         4,678
                                                          -------       -------       --------       -------

           Net earnings                                   $ 6,328       $ 4,416       $ 11,970       $ 8,315
                                                          =======       =======       ========       =======

Basic weighted average common shares and
    common share equivalents                               26,824        25,986         26,427        25,954
                                                          =======       =======       ========       =======

Basic earnings per common share                           $  0.24       $  0.17       $   0.45       $  0.32
                                                          =======       =======       ========       =======

Diluted weighted average common shares and
    common share equivalents                               27,326        26,331         26,925        26,299
                                                          =======       =======       ========       =======

Diluted earnings per common share                         $  0.23       $  0.17       $   0.44       $  0.32
                                                          =======       =======       ========       =======


See accompanying notes to condensed consolidated financial statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

Dollar amounts in thousands

                                                                                             SIX MONTHS ENDED MARCH 31,
                                                                                               1998             1997
                                                                                             ---------       ---------
Cash flows from operating activities:
    Net earnings                                                                             $  11,970       $   8,315
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation                                                                              2,417           1,822
       Amortization of contract rights                                                             429             412
       Amortization of deferred compensation cost                                                   34              33
       Amortization of goodwill and non-compete agreements                                       2,054             235
       Equity in partnership and joint venture (earnings)                                       (2,412)         (1,205)
       Distributions from partnerships and joint ventures                                        1,685              --
       Net gains on sales of property and equipment                                                (18)             (5)
       Deferred income taxes                                                                       107              40
       Changes in operating assets and liabilities, excluding effects of acquisitions:
          (Increase) decrease in management accounts receivable                                  1,906            (723)
          (Increase) decrease in notes and accounts receivable - other                           3,620          (3,016)
          (Increase) decrease in prepaid expenses                                               (2,760)           (857)
          (Increase) decrease in refundable income taxes                                         2,154              --
          (Increase) decrease in other assets                                                     (271)         (1,626)
          Increase (decrease) in accounts payable, accrued expenses
               other liabilities and deferred compensation                                      (3,803)           (438)
          Increase (decrease) in management accounts payable                                       399            (605)
          Increase (decrease) in income taxes payable                                             (140)            288
                                                                                             ---------       ---------
       Net cash provided by operating activities                                                17,371           2,670
                                                                                             ---------       ---------

Cash flows from investing activities:
    Proceeds from sales of property and equipment                                                   97           9,339
    Investments in notes receivable                                                                 (3)           (368)
    Purchase of assets held for resale                                                              --         (45,799)
    Purchase of property, equipment, and leasehold improvements                                (19,508)         (4,188)
    Purchase of contract rights                                                                     (4)             --
    Investment in and partnerships and joint ventures                                               27         (45,193)
    Acquisitions of companies net of cash acquired                                            (206,101)        (48,091)
    Purchase of investments                                                                       (127)           (126)
                                                                                             ---------       ---------
       Net cash used by investing activities                                                  (225,619)       (134,426)
                                                                                             ---------       ---------

Cash flows from financing activities:
    Dividends paid                                                                                (987)           (699)
    Net borrowings under revolving credit agreement                                            (12,150)        129,770
    Proceeds from issuance of company-obligated mandatorily redeemable securities, net         106,000              --
    Proceeds from issuance of notes payable                                                    100,000              --
    Principal repayments on notes payable                                                     (101,349)        (18,977)
    Special distribution from partnerships and joint ventures                                   30,285              --
    Proceeds from issuance of common stock and exercise of stock options, net                   90,704             872
                                                                                             ---------       ---------
       Net cash provided by financing activities                                               212,503         110,966
                                                                                             ---------       ---------

Foreign currency translation                                                                       150             166
                                                                                             ---------       ---------
       Net increase (decrease)  in cash and cash equivalents                                     4,405         (20,624)
Cash and cash equivalents at beginning of period                                                 9,979          28,605
                                                                                             ---------       ---------

Cash and cash equivalents at end of period                                                   $  14,384       $   7,981
                                                                                             =========       =========

Non-cash transactions:
    Issuance of stock in acquisitions                                                        $  39,385
                                                                                             =========

Effects of acquisitions:
       Fair value of assets acquired                                                         $  91,331       $  71,278
       Purchase price in excess of the net assets acquired                                     211,085          27,839
       Liabilities assumed in acquisitions                                                     (48,717)        (44,361)
       Stock issued in acquisitions                                                            (39,385)             --
                                                                                             ---------       ---------
       Cash paid                                                                               214,314          54,756
       Less cash acquired                                                                       (8,213)         (6,665)
                                                                                             ---------       ---------
       Net cash paid for acquisition                                                         $ 206,101       $  48,091
                                                                                             =========       =========

See accompanying notes to condensed consolidated financial statements

                           CENTRAL PARKING CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 (included in the Company's Annual Report on Form 10-K). Certain items have been restated to conform to current year presentation.

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

The following tables set forth the computation of basic and diluted earnings per share:

                                                          Six Months Ended                          Six Months Ended
                                                           March 31, 1998                            March 31, 1997

                                                  Income        Common      Per-Share      Income        Common       Per-Share
                                                 Available      Shares       Amount       Available      Shares        Amount
                                                 ($000's)       (000's)                   ($000's)       (000's)
Basic earnings per share                          $11,970       26,427        $0.45         $8,315       25,954          $0.32

Effect of dilutive stock and options:
   Stock option plan                                               279       (0.01)                         111
   Restricted stock plan                                           166                                      171
   Deferred stock unit plan                                          7                                        -
   Employee stock purchase plan                                     46                                       63

Diluted earnings per share                        $11,970       26,925        $0.44         $8,315       26,299          $0.32

                                                        Three Months Ended                         Three Months Ended
                                                          March 31, 1998                              March 31,1997

                                                    Income         Common      Per-Share      Income        Common       Per-Share
                                                   Available       Shares       Amount       Available      Shares        Amount
                                                   ($000's)        (000's)                    ($000's)      (000's)
Basic earnings per share                             $6,328        26,824        $0.24         $4,416       25,986          $0.17

Effect of dilutive stock and options:
   Stock option plan                                                  278       (0.01)                         110
   Restricted stock plan                                              166                                      171
   Deferred stock unit plan                                            12                                        -
   Employee stock purchase plan                                        46                                       64

Diluted earnings per share                           $6,328        27,326        $0.23         $4,416       26,331          $0.17

         Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan because under the related deferred compensation agreement the officer forfeits such shares if he voluntarily terminates his employment with the Company. The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At March 31, 1998, such securities were convertible into 2,000,000 shares of common stock.

     Acquisitions

Central Parking System of Louisiana, Inc.

         The Company has historically owned 50% of Central Parking System of Louisiana, Inc. ("CPS of LA") and on March 30, 1998 purchased the remaining 50% from Property Service Corporation for $2.4 million in common stock (52,631 shares). CPS of LA manages and operates leased parking facilities, manages and operates parking facilities owned or leased by other parties, and provides financial and other advisory services. The Company's facilities are located in Louisiana. The transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to CPS of LA's assets and liabilities based on their estimated fair market values at the date of acquisition. Since only 50% of CPS of LA was owned during the periods presented, the results of operations of CPS of LA have been accounted for on the Company's books under the equity method as an investment for these periods. All subsequent results of operations will be included in the Company's consolidated financial statements.

Kinney System Holding, Corp.

         On February 12, 1998, the Company purchased Kinney System Holding Corp. ("Kinney"), a privately-held parking company headquartered in New York City, for $208.8 million, including $171.8 million in cash and other consideration, and $37.0 million (882,422 shares) in common stock of the Company. In connection with this transaction, the Company assumed $8.1 million in capitalized leases, refinanced $24.2 million in existing Kinney debt and assumed $4.6 million of Kinney debt. The purchase price is subject to adjustment based on the outcome of an independent evaluation of Kinney's February 12, 1998 balance sheet. The Company financed the Kinney Acquisition with borrowings under the New Credit Facility described below. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Kinney have been included in the Company's consolidated financial statements from the date of acquisition. The preliminary purchase price has been allocated to Kinney's assets and liabilities based on their estimated fair market values at the date of acquisition. The excess of the preliminary purchase price over fair value of the net assets acquired of $188.6 million is being amortized on a straight-line basis over 30 years. Purchase price adjustments for Kinney have not been finalized.

Diplomat Parking Corporation

         On October 1, 1997, the Company purchased Diplomat Parking Corporation ("Diplomat") for $21.7 million, which was financed through a $12.3 million draw on a revolving credit facility and an $8.2 million note to the sellers, that was subsequently paid, at an interest rate of 5%. The note payment was financed through a draw on the revolving credit facility. Diplomat operates 164 parking facilities, located primarily in Washington, D.C. and Baltimore, Maryland. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Diplomat have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Diplomat's assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of the net assets acquired of $20.3 million is being amortized on a straight-line basis over 25 years.

Square Industries

         On January 18, 1997, the Company acquired all of the outstanding shares of Square Industries, Inc. ("Square") for $54.8 million, including transaction fees and other related expenses. In addition, the Company assumed $23.2 million of existing Square debt. The purchase price was financed through a draw on the Company's revolving credit facility. The Company also refinanced the debt assumed from Square through a draw on the revolving credit facility.

         The Square acquisition was accounted for under the purchase method and, accordingly, the results of operations of Square have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Square's assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired of $27.8 million is being amortized on a straight-line basis over 25 years.

Civic Parking, L.L.C.

         On December 31, 1996, the Company purchased for cash, Civic Parking L.L.C. ("Civic Parking"), a limited liability company, which owns four parking garages in St. Louis: Kiener East, Kiener West, Stadium East and Stadium West. The four garages, which had previously been operated by the Company under management agreements, have a total of 7,464 parking spaces. The purchase price was approximately $91.0 million, which was financed through working capital and a draw of $67.2 million on the Company's revolving credit facility. The transaction was accounted for under the purchase method. The estimated fair value of the garages at the date of the acquisition was equal to the purchase price and, accordingly, management has allocated the purchase price to the land and buildings acquired.

         On April 16, 1997, the Company sold 50% of the membership units of Civic Parking to an affiliate of Equity Capital Holdings, L.L.C. for $46.0 million in cash. In the allocation of the purchase price, the Company assigned $45.8 million to the membership units that were sold; consisting of an estimated sale price of $46.0 million and estimated net cash inflows for the holding period of $638 thousand offset by interest on incremental debt during the holding period of $801 thousand. The membership units retained by the Company have been accounted for in the accompanying financial statements under the equity method and are included in the Company's consolidated financial statements.

         On March 17, 1998, the Company refinanced the Civic Parking, L.L.C. with a financial institution for $60 million. The Company received net proceeds of $30.0 million from this transaction which reduced the Company's investment in partnerships and joint ventures. The proceeds from the refinancing were used to pay down the New Credit Facility mentioned below. The Company will continue to operate these garages pursuant to a lease and operating agreement with Civic Parking, L.L.C.

     Pro Forma Information

The following unaudited consolidated pro forma condensed results of operations, give effect to the acquisition of Kinney System Holding, Corp and Central Parking System of Louisiana, Inc. as if such transactions had occurred at October 1, 1997, as follows (in thousands except for earnings per share):

                                      Six Months Ended
                                       March 31, 1998
                                      ----------------
Total revenues                            $213,268
Earnings before income tax                  17,844
Net earnings                                10,309
Basic earnings per common share           $   0.38
Diluted earnings per common share         $   0.37

         The foregoing unaudited proforma amounts are based upon certain assumptions and estimates, including, but not limited to, the recognition of estimated cost savings related to general and administrative expenses to be eliminated prospectively in connection with the Kinney acquisition, interest expense on debt incurred to finance the acquisition and amortization of goodwill over 30 years. The unaudited proforma amounts do not necessarily represent the results, which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Long Term Debt

         On February 11, 1998, the Company established a new credit facility (the "New Credit Facility") providing for an aggregate availability of up to $300 million, consisting of a five-year $200 million revolving credit facility, including a sub-limit of $25 million for standby letters of credit, and a $100 million term loan. The New Credit Facility bears interest until June 30, 1998 at a rate of LIBOR plus 1.25%. On June 30, 1998 the interest rate on the New Credit Facility and the commitment fee on the unused portion will revert to a grid pricing based upon the achievement of various financial ratios. The New Credit Facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable. On March 18, 1998, the Company completed offerings of equity and convertible trust issued preferred securities, from which the Company obtained $195.3 million in net proceeds. The Company repaid and terminated the $100 million term loan with proceeds from these offerings. The remaining $95.3 million in proceeds was applied to reduce the outstanding balance under the $200 million revolving credit facility. The amount outstanding under the Company's New Credit Facility as of March 31, 1998 is $58.6 million, with a weighted average interest rate of 6.9% for the period the New Credit Facility was outstanding. The Company used borrowings under the New Credit Facility to replace the Company's prior revolving credit facility and to finance the Kinney acquisition.

         The prior credit facility, which was unsecured, was scheduled to expire January 31, 2000. Credit available under the prior facility amounted to $120 million. The amount outstanding under the Company's prior credit facility was $70.8 million, which is reflected as long term debt on the accompanying condensed consolidated balance sheets as of September 30, 1997. Such debt had a 7.0% weighted average interest rate for the period from December 31, 1996 to September 30, 1997 during which the Company had debt outstanding. At March 31, 1997, the Company had $131.8 million outstanding under its credit facility at an interest rate of 7.0%. The weighted average balance outstanding was $113.7 million during the six months ended March 31, 1997 at an average interest rate of 7.0%.

Convertible Trust Issued Preferred Securities and Equity Offerings

         On March 18, 1998, the Company completed an offering of 2,137,500 shares of common stock. The Company received net proceeds from the offering of $89.3 million. Concurrent with the common stock offering, the Company created Central Parking Finance Trust ("Trust") which completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities ("Preferred Securities") pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Preferred Securities represent preferred undivided beneficial interests in the assets of Central Parking Finance Trust, a statutory business trust formed under the laws of the State of Delaware. The Company owns all of the common securities of the Trust. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures ("Convertible Debentures") of the Company due 2028. The net proceeds to the Company from the Preferred Securities private placement were $106.0 million. Each Preferred Security is entitled to receive cumulative cash distributions at an annual rate of 5.25% (or $1.312 per share) and will be convertible at the option of the holder thereof into shares of Company common stock at a conversion rate of 0.4545 shares of Company common stock for each Preferred Security (equivalent to $55.00 per share of Company common stock), subject to adjustment in certain circumstances. The Preferred Securities do not have a stated maturity date but are subject to mandatory redemption upon the repayment of the Convertible Debentures at their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. The proceeds of the equity and preferred security offerings were used to repay indebtedness.

     The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures.

Subsequent Events

         On April 1, 1988, the Company purchased substantially all of the assets of Turner Parking Systems, Inc, ("Turner") a privately-held parking company headquartered in Dallas, Texas, for $3.8 million, including $3.0 million in cash and $800 thousand (52,631 shares) in common stock of the Company. The Company financed the cash portion of the Turner purchase with borrowings under the New Credit Facility described above. Turner operates 34 parking facilities in Texas, Florida, California, Georgia and Washington D.C.

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

The Company operates parking facilities under three types of arrangements:

- Management contracts The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, the Company is not responsible for structural, mechanical, or electrical maintenance or repairs, or providing security or guard services. The Company generally receives a base monthly fee for managing these facilities plus fees for ancillary services such as insurance, accounting, equipment leasing, and consulting and often receives a percentage of facility revenues above a base amount. Under the Company's typical management contract, the facility owner pays a minimum management fee and operating expenses such as taxes, license and permit fees, insurance, payroll and accounts receivable processing, and wages of personnel assigned to the facility. In addition, the facility owner also pays for maintenance, repair costs, and capital improvements. The typical management contract is for a term of one to three years and is renewable, typically for successive one-year terms.

- Lease contracts In contrast to management contracts, lease arrangements are typically for terms of three to ten years, with a renewal term, and provide for a contractually established payment for the facility owner, regardless of operating earnings of the parking facility. The Company's rent is generally a flat annual amount, a percentage of gross revenues, or a combination thereof. Under its leases, the Company is responsible for all facets of the parking operations, including utilities and ordinary and routine maintenance, but is generally not responsible for major maintenance, repair, or property taxes. The leased facilities require a longer commitment and a larger capital investment by the Company than managed facilities, but provides a more stable source of revenue and a greater opportunity for long term revenue growth.

- Facility ownership Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities, but provides maximum control over the operation of the parking facility. All owned facility revenues flow directly to the Company. Additionally, ownership provides the potential for realizing capital gains from the appreciation of the value of underlying real estate. The Company typically targets ownership opportunities in cities in which it currently operates, focusing on unrelated sites that are being used as parking facilities.

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

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Parking revenues for the second quarter of fiscal 1998 increased to $76.5 million from $45.7 million in the second quarter of fiscal 1997, an increase of $30.8 million, or 67.5%. Of the $30.8 million increase, $21.2 million, or 68.9% of the increase, resulted from the acquisitions of Square, Diplomat and Kinney's 564 leased and owned locations. The remaining increase of $9.6 million, or 31.1%, resulted from the net addition of 38 leased and owned locations over the same quarter last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations increased to $5.4 million from $4.2 million, an increase of $1.2 million or 29.8%. The increase in foreign revenues was a result of a combination of the addition of 8 leased locations as well as rate increases and higher utilization of parking spaces at existing facilities.

         Management contract revenues for the second quarter of fiscal 1998 increased to $14.7 million from $10.2 million in the second quarter of fiscal 1998, an increase of $4.5 million or 43.7%. Of the $4.5 million increase, $1.8 million, or 41.1% of the increase, resulted from the addition of 155 management locations through the acquisitions of Square, Diplomat and Kinney. The remaining increase of $2.7 million, or 58.9% of the total increase, is attributed to the net addition of 79 management contracts and increased management fees on existing locations.

         Cost of parking in fiscal second quarter 1998 increased to $65.9 million from $39.4 million in fiscal second quarter 1997, an increase of $26.5 million or 67.3%. Rent expense increased $18.3 million and payroll increased $5.5 million, principally as a result of new locations from acquisitions and increases on existing locations. Cost of parking as a percentage of parking revenues, decreased to 86.1% in the second quarter of fiscal 1998 from 86.2% in fiscal second quarter 1997. This decrease of 10 basis points was attributable predominantly to the spreading of a number of fixed costs, over a larger revenue base.

         Cost of management contracts in fiscal second quarter 1998 increased to $3.9 million from $3.2 million in the comparable period in 1997, an increase of $700 thousand or 21.0%. The increase in cost reflects higher insurance claims and employment taxes associated with the increase in the number of managed facilities. Cost of management contracts as a percentage of management contract revenue decreased to 26.3% for the second fiscal quarter 1998 from 31.2% for the same period last year. The decrease as a percentage of management contract revenue was attributable to the spreading of fixed costs over a larger revenue base.

         General and administrative expenses increased to $7.9 million for the second quarter of fiscal 1998 from $6.0 million in fiscal second quarter 1997, an increase of $1.9 million or 32.6%. The increase is primarily attributable to the purchase of Kinney, Square and Diplomat and the increased administrative activities associated with those acquisitions, as well as increased incentive compensation resulting from increased profits and start-up costs associated with the opening of new locations and joint ventures. General and administrative expenses, as a percentage of revenues, were 8.7% for the second quarter of fiscal 1998 compared to 10.7% for the second quarter of fiscal 1997, a decrease of 200 basis points. The decrease was attributable to spreading fixed expenses over a broader base.

          Goodwill and non-compete amortization for the second quarter of fiscal 1998 increased to $1.5 million from $235 thousand in fiscal second quarter 1997, an increase of $1.3 million, as a result of the Kinney, Square and Diplomat acquisitions.

         Interest income increased to $613 thousand for the second quarter of fiscal 1998, from $241 thousand in the second quarter of fiscal 1997, an increase of $372 thousand. The increase in interest income is a result of higher investment balances outstanding during the quarter and increased notes receivable balances.

         Interest expense increased to $3.3 million for the second quarter of fiscal 1998 from $1.3 million in the second quarter of fiscal 1997. The increase in interest expense was attributable to the increase in indebtedness under the Company's credit facilities. The weighted average balance outstanding under such credit facilities was $151.8 million during the quarter ended March 31, 1998, at a weighted average interest rate of 6.8%. The weighted average balance outstanding was $114.6 million during the quarter ended March 31, 1997, at an average interest rate of 7.0%. Additionally, the Company recorded dividends on Company-obligated mandatorily redeemable securities of a subsidiary trust in the amount of $206 thousand during the quarter ended March 31, 1998.

         Income taxes increased to $4.0 million for the second quarter of fiscal 1998 from $2.6 million in the second fiscal quarter in 1997, an increase of $1.4 million or 54.7%. The effective tax rate for the fiscal 1998 quarter was 38.7% compared to 36.9% for the 1997 quarter. The increase in the effective tax rate is attributable to a combination of decreasing interest income on tax-exempt investments, an increase in non-tax deductible goodwill amortization and an increase in effective state income tax rates.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

         Parking revenues for the six months ending March 31, 1998 increased to $135.5 million from $77.8 million in the six months ending March 31, 1997, an increase of $57.7 million, or 74.2%. Of the $57.7 million increase, $40.7 million, or 70.4% of the increase, resulted from the acquisition of Square, Diplomat and Kinney's 564 leased and owned locations. The remaining increase of $17.0 million, or 29.6%, is a result of the net addition of 64 leased and owned locations over the same period last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations increased to $11.1 million from $8.2 million, an increase of $2.9 million or 35.8%. The increase in foreign revenues was a result of a combination of the addition of 16 leased locations as well as rate increases and higher utilization of parking spaces at existing facilities.

         Management contract revenues for the six months ending March 31, 1998 increased to $26.9 million from $19.6 million in the six months ending March 31, 1997, an increase of $7.3 million or 37.4%. Of the $7.3 million increase, $3.1 million, or 41.9%, resulted from the addition of 155 management locations through the acquisitions of Square, Diplomat and Kinney. The remaining increase of $4.2 million, or 58.1%, is attributed to the net addition of 36 management contracts and increased management fees on existing locations.

         Cost of parking in the six months ending March 31, 1998 increased to $117.8 million from $68.5 million in the six months ending March 31, 1997, an increase of $49.3 million or 72.0%. Rent expense increased $30.4 million and payroll increased $10.6 million, principally as a result of new locations from acquisitions and increases on existing locations. Cost of parking as a percentage of parking revenues, decreased to 86.9% in the six months ending March 31, 1998 from 88.0% in the six months ending March 31, 1997. This decrease of 110 basis points was attributable predominantly to greater economies of scale resulting from synergies realized from recent acquisitions.

         Cost of management contracts in the six months ending March 31, 1998 increased to $7.1 million from $5.7 million in the comparable period in 1997, an increase of $1.4 million or 24.9%. The increase in cost reflects higher insurance claims and employment taxes associated with the increase in the number of managed facilities.

         General and administrative expenses increased to $14.6 million for the six months ending March 31, 1998 from $10.7 million in the six months ending March 31, 1997, an increase of $3.9 million or 36.3%. The increase is primarily attributable to increased incentive compensation resulting from increased profits and start-up costs associated with the opening of new locations and joint ventures. General and administrative expenses, as a percentage of revenues, were 9.0% for the six months ending March 31, 1998 compared to 11.0% for the six months ending March 31, 1997, a decrease of 200 basis points. The decrease was attributable to spreading fixed expenses over a broader base and the implementation of bonus limits on certain key executives.

          Goodwill and non-compete amortization for the six months ended March 31, 1998 increased to $2.1 million from $235 thousand in the six months ended March 31, 1997, an increase of $1.8 million, as a result of the Kinney, Square and Diplomat acquisitions.

         Interest income increased to $1.1 million for the six months ending March 31, 1998, from $865 thousand in the six months ending March 31, 1997, an increase in the amount of $244 thousand or 28.3%. The increase in interest income is a result of higher investment balances outstanding during the six-month period and increased notes receivable balances.

         Interest expense increased to $4.8 million for the six months ending March 31, 1998 from $1.3 million in the six months ending March 31, 1997. The increase in interest expense was attributable to the increase in indebtedness under the Company's credit facilities. The weighted average balance outstanding under such credit facilities was $114.8 million during the six months ended March 31, 1998, at a weighted average interest rate of 6.7%. The weighted average balance outstanding was $113.7 million during the six months ended March 31, 1997, at an average interest rate of 7.0%. Additionally, the Company recorded dividends on Company-obligated mandatorily redeemable securities of a subsidiary trust in the amount of $206 thousand during the six months ended March 31, 1998.

         Income taxes increased to $7.4 million for the six months ending March 31, 1998 from $4.7 million in the six months ending March 31, 1997, an increase of $2.7 million or 59.1%. The effective tax rate for the first six months of the 1998 fiscal year was 38.3% compared to 36.0% for the same period in 1997. The increase in the effective tax rate is attributable to a combination of decreasing interest income on tax-exempt investments, an increase in non-tax deductible goodwill amortization and an increase in effective state income tax rates.

Liquidity and Capital Resources

         During the first six months ended March 31, 1998 and 1997, the Company generated cash flow from operating activities of $17.4 million and $2.7 million, respectively, an increase of $14.7 million. The increase is primarily attributable to increased net earnings of $3.7 million, increased depreciation of $2.4 million, and increased changes in net operating assets and liabilities of $8.1 million.

         The Company utilized cash of $206.1 million, net of cash acquired, in the first half of fiscal 1998 for acquisitions (see Acquisitions) compared to $48.1 million for the first six months of fiscal 1997. The acquisitions were funded from credit facilities described herein.

         The Company purchased properties during the six months ended March 31, 1998, and 1997 in the amounts of $19.5 million and $4.2 million, respectively. During the first half of the 1997 fiscal year, Civic Parking LLC ("Civic"), which consists of four parking garages totaling approximately 7,500 parking spaces, was acquired for $91.0 million. Of the $91.0 million, $45.8 million was held for resale to a joint venture partner and $45.2 million was recorded as an investment in joint ventures. The purchase was funded partially through available cash and the drawing under a revolving credit facility in the amount of $67.2 million. In April 1997, the Company sold 50% of its investment in Civic for $46.0 million.

         Acquisitions

Square Industries

         On January 18, 1997, the Company completed its offer to acquire all the outstanding shares of Square Industries, Inc. for $54.8 million, including transaction fees and other related expenses. In addition, the Company assumed $23.2 million of existing Square debt. The funds required for this acquisition were drawn under a revolving credit facility.

Diplomat Parking Corporation

         On October 1, 1997, Diplomat Parking Corporation was purchased for $21.7 million. The purchase was financed through a $12.3 million draw on the Company's revolving credit facility and an $8.2 million note payable to the sellers, which was subsequently paid. The note payment was financed through the revolving credit facility. Diplomat operated 164 parking facilities containing approximately 37,000 parking spaces, located primarily in Washington D.C. and Baltimore, Maryland.

Kinney System Holding Corp.

         On February 12, 1998, the Company purchased Kinney System Holding Corp. ("Kinney"), a privately-held parking company headquartered in New York City, for $208.8 million, including $171.8 million in cash and other consideration, and $37.0 million (882,422 shares) in common stock of the Company. In connection with this transaction, the Company assumed $8.1 million in capitalized leases, refinanced $24.2 million in existing Kinney debt and assumed $4.6 of Kinney debt. The purchase price is subject to adjustment based on the outcome of an independent evaluation of Kinney's February 12, 1998 balance sheet. The Company financed the Kinney Acquisition with borrowings under the New Credit Facility described below. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Kinney have been included in the Company's consolidated financial statements from the date of acquisition. The preliminary purchase price has been allocated to Kinney's assets and liabilities based on their estimated fair market values at the date of acquisition. The excess of the preliminary purchase price over fair value of the net assets acquired of $188.6 million is being amortized on a straight-line basis over 30 years. Purchase price adjustments for Kinney have not been finalized.


         Special Distribution by Joint Venture

         In February 1998, the Company received a special joint venture distribution of $30.3 million from Civic, as a result of $60.0 million of financing incurred by Civic. The Company does not expect such distributions to occur in the future.


         New Credit Facility

         On February 11, 1998, the Company established a new credit facility providing for an aggregate availability of up to $300 million, consisting of a five-year $200 million revolving credit facility, including a sub-limit of $25 million for standby letters of credit, and a $100 million term loan. The term loan portion of the New Credit Facility was repaid with proceeds from the common stock and Preferred Securities offerings described below. The New Credit Facility bears interest until June 30, 1998 at a rate of LIBOR plus 1.25%. On June 30, 1998 the interest rate on the New Credit Facility and the commitment fee on the unused portion will revert to a grid pricing based upon the achievement of various financial ratios. The New Credit Facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable. The amount outstanding under the Company's New Credit Facility as of March 31, 1998 is $58.6 million, with an interest rate of 6.9% for the period the New Credit Facility was outstanding. The Company used borrowings under the New Credit Facility to replace the Company's prior revolving credit facility and to finance the Kinney acquisition.

         The prior credit facility, which was unsecured, was scheduled to expire January 31, 2000. Credit available under the prior facility amounted to $120 million. The amount outstanding under the Company's prior credit facility was $70.8 million, which is reflected as long term debt on the accompanying condensed consolidated balance sheets as of September 30, 1997. Such debt had a 7.0% weighted average interest rate for the period from December 31, 1996 to September 30, 1997, during which the Company had debt outstanding. At March 31, 1997, the Company had $131.8 million outstanding under its credit facilities at an interest rate of 7.0%. The weighted average balance outstanding was $113.7 million during the six months ended March 31, 1997 at an average interest rate of 7.0%.


         Convertible Trust Issued Preferred Securities and Equity Offerings

         On March 18, 1998, the Company completed an offering of 2,137,500 shares of common stock. The Company received net proceeds from the offering of $89.3 million. Concurrent with the common stock offering, the Company created the Trust which completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Preferred Securities represent preferred undivided beneficial interests in the assets of Central Parking Finance Trust, a statutory business trust formed under the laws of the State of Delaware. The Company owns all of the common securities of the Trust. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures ("Convertible Debentures") of the Company due 2028. The net proceeds to the Company from the Preferred Securities private placement were $106.0 million. Each Preferred Security is entitled to receive cumulative cash distributions at an annual rate of 5.25% (or $1.312 per share) and will be convertible at the option of the holder thereof into shares of Company common stock at a conversion rate of 0.4545 shares of Company common stock for each Preferred Security (equivalent to $55.00 per share of Company common stock), subject to adjustment in certain circumstances. The Preferred Securities do not have a stated maturity date but are subject to mandatory redemption upon the repayment of the Convertible Debentures at their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. The proceeds of the equity and preferred security offerings were used to repay indebtedness.

     The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable securities of subsidiary holding solely parent debentures.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

         The following proposals were approved at the Company's Annual Meeting of Shareholders which was held on March 9, 1998.

         The re-election of all seven directors, and one new director for terms ending at the 1999 Annual Meeting of Shareholders. Each director received the following number of total votes:

                                                                    FOR           AGAINST          ABSTAIN
                                                                ----------------------------------------------
                    Monroe J. Carrell, Jr.                        24,973,321                0            7,047
                    James H. Bond                                 24,973,421                0            6,947
                    Cecil Conlee                                  24,972,521                0            7,847
                    John E. Eakin                                 24,970,171                0           10,197
                    Edward G. Nelson                              24,970,921                0            9,447
                    William C. O'Neil, Jr.                        24,971,521                0            8,847
                    P.E. Sadler                                   24,970,271                0           10,097
                    Lowell Harwood                                24,973,421                0            6,947


         An increase in the shares reserved for issuance under the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel.

                                                                    FOR           AGAINST          ABSTAIN
                                                                ----------------------------------------------
                                                                 24,450,939           507,555           21,874

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (EDGAR Filing Only)

         (b)      Reports on Form 8-K

                  In relation to the acquisition of Civic Parking, LLC., the Company filed a Current Report on Form 8-K on January 14, 1997 with subsequent amendments on Form 8-K/A filed on January 16, 1997, March 17, 1997, and April 8, 1997. This report included
                  Item 2 and Item 7. Financial statements presented under Item 7 included pre-acquisition financial statements for Civic Parking, L.L.C., Statement of Revenues and Expenses of Civic Center Corporation, and proforma financial information for Central Parking Corporation.

                  In relation to the acquisition of Square Industries, Inc. the Company filed a Current Report on Form 8-K on January 31, 1997 with subsequent amendments on Form 8-K/A filed on March 18, 1997, March 21, 1997, and April 9, 1997. This report included
                  Item 2 and Item 7. Financial statements presented under Item 7 included pre-acquisition financial statements for Square Industries, Inc. and proforma financial information for Central Parking Corporation.

                  After the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K on April 30, 1997 in relation to the disposition of 50% of Civic Parking, L.L.C. This report included Item 2 and Item

                  7. Financial information presented under Item 7 included proforma financial information for Central Parking Corporation.

                  In relation to the acquisition of Kinney System Holding, Corp. the Company filed a Current Report on Form 8-K on February 12, 1998. This report included Item 2 and Item 7. Financial statements presented under Item 7 included pre-acquisition financial statements for Kinney System Holding, Corp. and proforma financial information for Central Parking Corporation.

                  In relation to the completion of a private placement of $100 Million aggregate principal amount of Convertible Preferred Securities, the Company filed a Current Report on Form 8-K on February 17, 1998. This report included Item 5.

                  In relation to the acquisition of Kinney System Holding Corp, the Company filed an amended Current Report on form 8-KA on May 15, 1998. This report included Item 2 and Item 7. Financial statements presented under Item 7 included pre-acquisition financial statements for Kinney System Holding, Corp. and proforma financial information for Central Parking Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTRAL PARKING CORPORATION


Date: 5/15/98                                        By: /s/ Stephen A. Tisdell
     ---------------------                               -----------------------
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

         Signature                                Title                                Date
         ---------                                -----                                ----

  /s/ Stephen A. Tisdell            Chief Financial Officer (Principal
---------------------------         Financial and Accounting Officer)
      Stephen A. Tisdell