Form 10-Q
period 1998-06-30
CENTRAL PARKING CORP
filed 1998-08-14
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                  Tennessee                                   62-1052916
---------------------------------------------             -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)



         2401 21st Avenue South,
     Suite 200, Nashville, Tennessee                               37212
----------------------------------------                    --------------------
(Address of Principal Executive Offices)                         (Zip Code)


Registrant's Telephone Number, Including Area Code:            (615) 297-4255
                                                            --------------------


Former name, address and fiscal year, if changed
   since last report:                                          Not Applicable
                                                            --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X      NO
                                      -----       -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


            Class                                Outstanding at August 10,1998
------------------------------                   -----------------------------
Common Stock, $0.01 par value                             29,560,941

                                      INDEX

                           CENTRAL PARKING CORPORATION


                                                                                                                PAGE
                                                                                                                ----
PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets
          --- June 30, 1998, September 30, 1997, and June 30, 1997......................................          3

          Condensed consolidated statements of earnings
          --- three and nine months ended June 30, 1998 and 1997........................................          4

          Condensed consolidated statements of cash flows
          --- nine months ended June 30, 1998 and 1997..................................................          5

          Notes to condensed consolidated financial statements..........................................     6 - 10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................................................    11 - 17


PART 2.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders...........................................         18

Item 6.   Exhibits and Reports on Form 8-K..............................................................         18


          SIGNATURES ...................................................................................         19

                                     PART 1

                          Item 1. Financial Statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

Dollar amounts in thousands

                                                                        Unaudited                      Unaudited
                                                                         June 30,      September 30,    June 30,
                                                                           1998            1997           1997
                                                                         ---------      ---------      ---------
                                Assets
Current assets:
     Cash and cash equivalents                                           $  20,582      $   9,979      $     476
     Management accounts receivable                                         17,061         11,004          9,753
     Accounts and current portion of notes receivable - other                8,924          6,158          7,630
     Prepaid expenses                                                       13,014          9,394          7,257
     Deferred income taxes                                                   1,279            911            416
     Refundable income taxes                                                    --          2,154             --
                                                                         ---------      ---------      ---------

           Total current assets                                             60,860         39,600         25,532

Investments, at amortized cost                                               4,978          4,754          4,676
Notes receivable, less current portion                                      31,039         16,537          8,511
Property, equipment, and leasehold improvements, net                       127,839         79,057         90,586
Contract and lease rights, net                                              11,165          5,021          5,234
Goodwill, net                                                              239,879         31,863         31,493
Investment in partnerships and joint ventures                               31,641         50,195         48,910
Other assets                                                                19,512          6,987          6,917
                                                                         ---------      ---------      ---------
                                                                         $ 526,913      $ 234,014      $ 221,859
                                                                         =========      =========      =========

                 Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term debt and capital lease obligations     $   1,191      $     206      $     218
     Accounts payable                                                       39,049         25,097         17,017
     Accrued payroll and related costs                                      13,177          8,256          7,260
     Accrued expenses                                                       10,325          4,020          2,324
     Management accounts payable                                            16,422         10,381          8,703
     Income taxes payable                                                      450            871            154
                                                                         ---------      ---------      ---------
           Total current liabilities                                        80,614         48,831         35,676

Long-term debt and capital lease obligations                                64,359         73,252         82,178
Other liabilities                                                           15,802          5,161          5,022
Deferred compensation                                                        3,740          3,048          3,102
Deferred income taxes                                                        5,605          6,871          5,440
                                                                         ---------      ---------      ---------
           Total liabilities                                               170,120        137,163        131,418

Company-obligated mandatorily redeemable convertible securities of subsidiary whose sole assets are convertible subordinated
     debentures of the Company                                             110,000             --             --

Shareholders' equity:
     Common stock, $.01 par value; 50,000,000 shares authorized,
        29,503,487, 26,303,592 and 26,295,700
        issued and outstanding, respectively                                   296            263            263
     Additional paid-in capital                                            164,163         32,843         32,559
     Foreign currency translation adjustment                                   315            193            305
     Retained earnings                                                      82,538         64,122         57,901
     Deferred compensation on restricted stock                                (519)          (570)          (587)
                                                                         ---------      ---------      ---------
           Total shareholders' equity                                      246,793         96,851         90,441
                                                                         ---------      ---------      ---------
                                                                         $ 526,913      $ 234,014      $ 221,859
                                                                         =========      =========      =========

See accompanying notes to condensed consolidated financial statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                                    Unaudited

Dollar amounts in thousands, except per share data

                                                                    Three Months Ended June 30,   Nine Months Ended June 30,
                                                                         1998          1997           1998           1997
                                                                      ---------      --------      ---------      ---------
Revenues:
     Parking                                                          $  96,454      $ 49,194      $ 231,988      $ 126,981
     Management contract                                                 15,734        10,836         42,611         30,397
                                                                      ---------      --------      ---------      ---------
             Total revenues                                             112,188        60,030        274,599        157,378

Costs and expenses:
     Cost of parking                                                     81,817        43,123        199,639        111,605
     Cost of management contracts                                         4,217         3,471         11,328          9,163
     General and administrative                                           9,733         5,398         24,319         16,098
     Goodwill and non-compete amortization                                2,566           332          4,620            568
                                                                      ---------      --------      ---------      ---------
             Total costs and expenses                                    98,333        52,324        239,906        137,434
                                                                      ---------      --------      ---------      ---------

             Operating earnings                                          13,855         7,706         34,693         19,944

Other income (expenses):
     Interest income                                                        785           341          1,894          1,206
     Interest expense                                                    (1,487)       (1,617)        (6,243)        (2,937)
     Dividends on company-obligated mandatorily
          redeemable convertible securities of a subsidiary trust        (1,478)           --         (1,684)            --
     Net gains on sales of property and equipment                           (17)            3             --              8
     Equity in partnership and joint venture earnings                     1,265         1,809          3,678          3,014
                                                                      ---------      --------      ---------      ---------
             Other income (expenses), net                                  (932)          536         (2,355)         1,291
                                                                      ---------      --------      ---------      ---------
             Earnings before income taxes                                12,923         8,242         32,338         21,235

             Income taxes                                                 4,975         2,967         12,420          7,645
                                                                      ---------      --------      ---------      ---------
             Net earnings                                             $   7,948      $  5,275      $  19,918      $  13,590
                                                                      =========      ========      =========      =========
Basic weighted average common shares
     outstanding                                                         29,228        25,987         27,373         25,988
                                                                      =========      ========      =========      =========
Basic earnings per common share                                       $    0.27      $   0.20      $    0.73      $    0.52
                                                                      =========      ========      =========      =========
Diluted weighted average common shares and
     dilutive potential common shares                                    29,694        26,301         27,838         26,303
                                                                      =========      ========      =========      =========
Diluted earnings per common share                                     $    0.27      $   0.20      $    0.72      $    0.52
                                                                      =========      ========      =========      =========





See accompanying notes to condensed consolidated financial statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                                 Nine Months Ended June 30,
                                                                                                 1998                  1997
                                                                                               ---------             --------
Cash flows from operating activities:
Net earnings                                                                                   $  19,918             $ 13,590
Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation                                                                                   4,373                2,935
    Amortization of contract rights                                                                  712                  626
    Amortization of deferred compensation cost                                                        51                   50
    Amortization of goodwill and non-compete agreements                                            4,620                  568
    Equity in partnership and joint venture (earnings)                                            (3,678)              (3,014)
    Distributions from partnerships and joint ventures                                             2,315                   --
    Net gains on sales of property and equipment                                                      --                   (8)
    Deferred income taxes                                                                            620                1,159
    Changes in operating assets and liabilities, excluding effects of acquisitions:
       (Increase) decrease in management accounts receivable                                      (2,206)                (840)
       (Increase) decrease in notes and accounts receivable - other                                3,545               (2,255)
       (Increase) decrease in prepaid expenses                                                    (2,098)                (884)
       (Increase) decrease in refundable income taxes                                              2,154                   --
       (Increase) decrease in other assets                                                          (423)              (1,092)
       Increase (decrease) in accounts payable, accrued expenses
            other liabilities and deferred compensation                                           (1,315)              (3,298)
       Increase (decrease) in management accounts payable                                          5,023               (1,746)
       Increase (decrease) in income taxes payable                                                 3,884                 (658)
                                                                                               ---------             --------
    Net cash provided by operating activities                                                     37,495                5,133
                                                                                               ---------             --------
Cash flows from investing activities:
Proceeds from sales of property and equipment                                                        121                9,609
Investments in notes receivable                                                                     (350)              (1,682)
Purchase of assets held for resale                                                                    --              (45,962)
Proceeds from sale of assets                                                                          --               45,962
Purchase of property, equipment, and leasehold improvements                                      (21,409)              (6,205)
Purchase of contract rights                                                                           --                  (45)
Investment in and partnerships and joint ventures                                                     (2)             (43,412)
Acquisitions of companies net of cash acquired                                                  (210,444)             (50,601)
Purchase of investments                                                                             (224)                (193)
                                                                                               ---------             --------
    Net cash used by investing activities                                                       (232,308)             (92,529)
                                                                                               ---------             --------
Cash flows from financing activities:
Dividends paid                                                                                    (1,429)              (1,094)
Net borrowings (repayments) under revolving credit agreement                                     (17,250)              78,260
Proceeds from issuance of company-obligated mandatorily redeemable securities                    106,000                   --
Proceeds from issuance of notes payable                                                          100,000                   --
Principal repayments on notes payable                                                           (103,456)             (19,045)
Distribution from partnerships and joint ventures                                                 30,286                   --
Proceeds from issuance of common stock and exercise of stock options, net                         91,143                  900
                                                                                               ---------             --------
    Net cash provided by financing activities                                                    205,294               59,021
                                                                                               ---------             --------
Foreign currency translation                                                                         122                  246
                                                                                               ---------             --------
    Net increase (decrease) in cash and cash equivalents                                          10,603              (28,129)
Cash and cash equivalents at beginning of period                                                   9,979               28,605
                                                                                               ---------             --------
Cash and cash equivalents at end of period                                                     $  20,582             $    476
                                                                                               =========             ========
Non-cash transactions:
Issuance of stock in acquisitions                                                              $  40,185             $     --
                                                                                               =========             ========
    Fair value of assets acquired                                                              $  93,481             $ 71,388
    Purchase price in excess of the net assets acquired                                          212,440               32,015
    Liabilities assumed in acquisitions                                                          (47,079)             (46,137)
    Stock issued in acquisitions                                                                 (40,185)                  --
                                                                                               ---------             --------
    Cash paid                                                                                    218,657               57,266
    Less cash acquired                                                                            (8,213)              (6,665)
                                                                                               ---------             --------
    Net cash paid for acquisition                                                              $ 210,444             $ 50,601
                                                                                               =========             ========


     See accompanying notes to condensed consolidated financial statements

                           CENTRAL PARKING CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 (included in the Company's Annual Report on Form 10-K). Certain items have been restated to conform to current year presentation.

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

The following tables set forth the computation of basic and diluted earnings per share:

                                                  Nine Months Ended              Nine Months Ended
                                                   June 30, 1998                    June 30,1997

                                           Income     Common    Per-Share  Income       Common  Per-Share
                                          Available   Shares     Amount   Available     Shares    Amount
                                          ($000's)    (000's)              ($000's)    (000's)
Basic earnings per share                  $19,918     27,373     $0.73     $13,590     25,988     $0.52

Effect of dilutive stock and options:
   Stock option plan                                     247     (0.01)                   110
   Restricted stock plan                                 151                              145
   Deferred stock unit plan                               12                               --
   Employee stock purchase plan                           55                               60

Diluted earnings per share                $19,918     27,838     $0.72     $13,590     26,303     $0.52

                                                Three Months Ended              Three Months Ended
                                                   June 30, 1998                    June 30,1997

                                           Income     Common    Per-Share  Income       Common  Per-Share
                                          Available   Shares     Amount   Available     Shares    Amount
                                          ($000's)    (000's)              ($000's)    (000's)

Basic earnings per share                  $ 7,948     29,228     $0.27     $ 5,275     25,987     $0.20

Effect of dilutive stock and options:
   Stock option plan                                     256                               99
   Restricted stock plan                                 152                              143
   Deferred stock unit plan                               12                               --
   Employee stock purchase plan                           46                               72

Diluted earnings per share                $ 7,948     29,694     $0.27     $ 5,275     26,301     $0.20

         Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan because under the related deferred compensation agreement the officer forfeits such shares if he voluntarily terminates his employment with the Company. The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At June 30, 1998, such securities were convertible into 2,000,000 shares of common stock.

     Acquisitions

Turner Parking

         On April 1, 1998, the Company purchased substantially all of the assets of Turner Parking Systems, Inc, ("Turner") a privately-held parking company headquartered in Dallas, Texas, for $3.8 million, including $3.0 million in cash and $800 thousand (16,842 shares) in common stock of the Company. The Company financed the cash portion of the Turner purchase with borrowings under the New Credit Facility described below. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Turner have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Turner's assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of the net assets acquired of $3.7 million is being amortized on a straight-line basis over 10 years. Turner operates 34 parking facilities in Texas, Florida, California, Georgia and Washington D.C.

Central Parking System of Louisiana, Inc.

         The Company has historically owned 50% of Central Parking System of Louisiana, Inc. ("CPS of LA") and on March 30, 1998 purchased the remaining 50% from Property Service Corporation for $2.4 million in common stock (52,631 shares). CPS of LA manages and operates leased parking facilities, manages and operates parking facilities owned or leased by other parties, and provides financial and other advisory services. The Company's facilities are located in Louisiana. The transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to CPS of LA's assets and liabilities based on their estimated fair market values at the date of acquisition. Since the date of acquisition, the results of operations have been included in the Company's consolidated financial statements. Prior to the acquisition, results of operation have been accounted for on the Company's books under the equity method as an investment. The excess of the purchase price over fair value of the net assets acquired of $2.3 million is being amortized on a straight-line basis over 5 years.

Kinney System Holding, Corp.

         On February 12, 1998, the Company purchased Kinney System Holding Corp. ("Kinney"), a privately-held parking company headquartered in New York City, for $208.8 million, including $171.8 million in cash and other consideration, and $37.0 million (882,422 shares) in common stock of the Company. Kinney operated 403 parking facilities at the date of acquisition, including facilities in New York, Boston, Philadelphia, and Washington D.C. In connection with this transaction, the Company assumed $8.1 million in capitalized leases, refinanced $24.2 million in existing Kinney debt and assumed $4.6 million of Kinney debt. The purchase price is subject to adjustment based on the outcome of an independent evaluation of Kinney's February 12, 1998 balance sheet. The Company financed the Kinney acquisition with borrowings under the New Credit Facility described below. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Kinney have been included in the Company's consolidated financial statements from the date of acquisition. The preliminary purchase price has been allocated to Kinney's assets and liabilities based on their estimated fair market values at the date of acquisition. The excess of the preliminary purchase price over fair value of the net assets acquired of $186.3 million is being amortized on a straight-line basis over 30 years. Purchase price adjustments for Kinney have not been finalized.

Diplomat Parking Corporation

         On October 1, 1997, the Company purchased Diplomat Parking Corporation ("Diplomat") for $21.7 million, which was financed through a $12.3 million draw on a revolving credit facility and an $8.2 million note to the sellers, that was subsequently paid, at an interest rate of 5%. The note payment was financed through a draw on the revolving credit facility. Diplomat operates 164 parking facilities, located primarily in Washington, D.C. and Baltimore, Maryland. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Diplomat have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Diplomat's assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of the net assets acquired of $20.1 million is being amortized on a straight-line basis over 25 years.

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

         On April 16, 1997, the Company sold 50% of the membership units of Civic Parking to an affiliate of Equity Capital Holdings, L.L.C. for $46.0 million in cash. In the allocation of the purchase price, the Company assigned $45.8 million to the membership units that were sold; consisting of an estimated sale price of $46.0 million and estimated net cash inflows for the holding period of $638 thousand offset by interest on incremental debt during the holding period of $801 thousand. The membership units retained by the Company have been accounted for in the accompanying financial statements under the equity method.

         On March 17, 1998, Civic Parking obtained financing with a financial institution for $60 million. The Company received net proceeds of $30.3 million from this transaction which reduced the Company's investment in partnerships and joint ventures. The proceeds from the refinancing were used to pay down the New Credit Facility mentioned below. The Company will continue to operate these garages pursuant to a lease and operating agreement with Civic Parking.

     Pro Forma Information

     The following unaudited consolidated pro forma condensed results of operations, give effect to the acquisition of Kinney, CPS of LA, and Turner as if such transactions had occurred at October 1, 1997, as follows (in thousands except for earnings per share):

                                                               Nine Months Ended
                                                                 June 30, 1998
                                                                 --------------
Total revenues                                                      $325,412
Earnings before income tax                                            30,347
Net earnings                                                          17,995
Basic earnings per common share                                     $   0.65
Diluted earnings per common share                                   $   0.64

         The foregoing unaudited proforma amounts are based upon certain assumptions and estimates, including, but not limited to, the recognition of estimated cost savings related to general and administrative expenses to be eliminated prospectively in connection with the Kinney acquisition, interest expense on debt incurred to finance the acquisition and amortization of goodwill over 30 years for Kinney, 5 years for Louisiana, and 10 years for Turner. The unaudited proforma amounts do not necessarily represent the results, which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Long Term Debt

         On February 11, 1998, the Company established a new credit facility (the "New Credit Facility") providing for an aggregate availability of up to $300 million, consisting of a five-year $200 million revolving credit facility, including a sub-limit of $25 million for standby letters of credit, and a $100 million term loan. The New Credit Facility bears interest until June 30, 1998 at a rate of LIBOR plus 1.25%. On June 30, 1998 the interest rate on the New Credit Facility and the commitment fee on the unused portion reverted to a grid pricing based upon the achievement of various financial ratios. The New Credit Facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable. On March 18, 1998, the Company completed offerings of equity and convertible trust issued preferred securities, from which the Company obtained $195.3 million in net proceeds. The Company repaid and terminated the $100 million term loan with proceeds from these offerings. The remaining $95.3 million in proceeds was applied to reduce the outstanding balance under the $200 million revolving credit facility. The amount outstanding under the Company's New Credit Facility as of June 30, 1998 is $53.5 million, at an interest rate of 7.0%. The Company used borrowings under the New Credit Facility to replace the Company's prior revolving credit facility and to finance the Kinney and Turner acquisitions.

         The prior credit facility, which was unsecured, was scheduled to expire January 31, 2000. Credit available under the prior facility amounted to $120 million. The amount outstanding under the Company's prior credit facility was $70.8 million, which is reflected as long term debt on the accompanying condensed consolidated balance sheet as of September 30, 1997. Such debt had a 7.1% weighted average interest rate for the period from December 31, 1996 to September 30, 1997, during which the Company had debt outstanding. At June 30, 1997, the Company had $78.3 million outstanding under its credit facilities at an interest rate of 7.1%. The weighted average balance outstanding was $227.4 million during the nine months ended June 30, 1997 with a weighted average interest rate of 7.2%.

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

         The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of subsidiary whose sole assets are convertible subordinated debentures of the Company.

         Subsequent Events

         On July 1, 1998, the Company purchased substantially all of the assets of Sterling Parking, Inc, ("Sterling") a privately-held parking company headquartered in Dallas, Texas, for $4.48 million, including $2.24 million in cash and $2.24 million (54,358 shares) in common stock of the Company. The Company financed the cash portion of the Sterling purchase with borrowings under the New Credit Facility described above. Sterling operates 31 parking facilities in Georgia, Florida, Virginia, California, and Kentucky.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Special Cautionary Notice Regarding Forward-Looking Statements

         This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, the discussions of the company's expectations concerning its future profitability, the discussion of the Company's strategic relationships, discussions about Year 2000 compliance plans, and the Company's operating and growth assumptions regarding certain matters, including anticipated cost savings, in preparation of the unaudited pro forma financial information. Investors are cautioned that forward-looking statements involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.



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

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Parking revenues for the third quarter of fiscal 1998 increased to $96.5 million from $49.2 million in the third quarter of fiscal 1997, an increase of $47.3 million, or 96.1%. Of the $47.3 million increase, $38.4 million, or 81.3% of the increase, resulted from the acquisitions of Diplomat, Kinney, and Turner's 322 leased and owned locations. The remaining increase of $8.9 million, or 18.7%, resulted from the net addition of 39 leased and owned locations over the same quarter last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations increased to $5.9 million from $5.3 million, an increase of $600 thousand or 12.0%. The increase in foreign revenues was a result of a combination of the addition of 53 leased locations as well as rate increases and higher utilization of parking spaces at existing facilities.

         Management contract revenues for the third quarter of fiscal 1998 increased to $15.7 million from $10.8 million in the third quarter of fiscal 1997, an increase of $4.9 million or 45.2%. Of the $4.9 million increase, $2.4 million, or 48.5% of the increase, resulted from the addition of 303 management locations through the acquisitions of Diplomat, Kinney, and Turner. The remaining increase of $2.5 million, or 51.5% of the total increase, is attributed to the net addition of 102 management contracts and increased management fees on existing locations.

         Cost of parking in fiscal third quarter 1998 increased to $81.8 million from $43.1 million in fiscal third quarter 1997, an increase of $38.7 million or 89.7%. Rent expense increased $25.5 million and payroll increased $6.4 million, principally as a result of new locations from acquisitions and increases on existing locations. Cost of parking as a percentage of parking revenues, decreased to 84.8% in the third quarter of fiscal 1998 from 87.7% in fiscal third quarter 1997. This decrease of 290 basis points was attributable predominantly to the spreading of a number of fixed costs, over a larger revenue base.

         Cost of management contracts in fiscal third quarter 1998 increased to $4.2 million from $3.5 million in the comparable period in 1997, an increase of $700 thousand or 21.5%. The increase in cost reflects higher insurance claims and employment taxes associated with the increase in the number of managed facilities. Cost of management contracts as a percentage of management contract revenue decreased to 26.8% for the third fiscal quarter 1998 from 32.0% for the same period last year. The decrease as a percentage of management contract revenue was attributable to the spreading of fixed costs over a larger revenue base.

         General and administrative expenses increased to $9.7 million for the third quarter of fiscal 1998 from $5.4 million in fiscal third quarter 1997, an increase of $4.3 million or 80.3%. The increase is primarily attributable to the purchase of Kinney, Diplomat, and Turner and the increased administrative activities associated with those acquisitions, as well as increased incentive compensation resulting from increased profits and start-up costs associated with the opening of new locations. General and administrative expenses, as a percentage of revenues, were 8.7% for the third quarter of fiscal 1998 compared to 9.0% for the third quarter of fiscal 1997, a decrease of 30 basis points. The decrease was attributable to spreading fixed expenses over a broader base.

          Goodwill and non-compete amortization for the third quarter of fiscal 1998 increased to $2.6 million from $332 thousand in fiscal third quarter 1997, an increase of $2.2 million, as a result of the Diplomat, Kinney, and Turner acquisitions.

         Interest income increased to $785 thousand for the third quarter of fiscal 1998, from $341 thousand in the third quarter of fiscal 1997, an increase of $444 thousand. The increase in interest income is a result of higher investment balances outstanding during the quarter and increased notes receivable balances.

         Interest expense decreased to $1.5 million for the third quarter of fiscal 1998 from $1.6 million in the third quarter of fiscal 1997. The decrease in interest expense was attributable to the decrease in indebtedness under the Company's credit facilities. The weighted average balance outstanding under such credit facilities was $53.4 million during the quarter ended June 30, 1998, at a weighted average interest rate of 7.0%. The weighted average balance outstanding was $82.0 million during the quarter ended June 30, 1997, at an average interest rate of 7.2%. Additionally, the Company recorded dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust in the amount of $1.5 million during the quarter ended June 30, 1998.

         Income taxes increased to $5.0 million for the third quarter of fiscal 1998 from $3.0 million in the third fiscal quarter in 1997, an increase of $2.0 million or 67.7%. The effective tax rate for the fiscal 1998 quarter was 38.5% compared to 36.0% for the 1997 quarter. The increase in the effective tax rate is attributable to a combination of decreasing interest income on tax-exempt investments, an increase in non-tax deductible goodwill amortization and an increase in effective state income tax rates.

Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997

         Parking revenues for the nine months ending June 30, 1998 increased to $232.0 million from $127.0 million in the nine months ending June 30, 1997, an increase of $105.0 million, or 82.7%. Of the $105.0 million increase, $82.2 million, or 78.3% of the increase, resulted from the acquisition of Square Industries, Inc. ("Square"), Car Park Corporation ("Car Park"), Diplomat, Kinney, and Turner's 398 leased and owned locations. The remaining increase of $22.8 million, or 21.7%, is a result of the net addition of 142 leased and owned locations over the same period last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Revenues from foreign operations increased to $17.0 million from $13.4 million, an increase of $3.6 million or 26.5%. The increase in foreign revenues was a result of a combination of the addition of 53 leased locations as well as rate increases and higher utilization of parking spaces at existing facilities.

         Management contract revenues for the nine months ending June 30, 1998 increased to $42.6 million from $30.4 million in the nine months ending June 30, 1997, an increase of $12.2 million or 40.2%. Of the $12.2 million increase, $5.4 million, or 44.4%, resulted from the addition of 343 management locations through the acquisitions of Square, Turner, Car Park, Diplomat and Kinney. The remaining increase of $6.8 million, or 55.6%, is attributed to the net addition of 142 management contracts and increased management fees on existing locations.

         Cost of parking in the nine months ending June 30, 1998 increased to $199.6 million from $111.6 million in the nine months ending June 30, 1997, an increase of $88.0 million or 78.9%. Rent expense increased $55.7 million and payroll increased $17.0 million, principally as a result of new locations from acquisitions and increases on existing locations. Cost of parking as a percentage of parking revenues, decreased to 86.1% in the nine months ending June 30, 1998 from 87.9% in the nine months ending June 30, 1997. This decrease of 180 basis points was attributable predominantly to greater economies of scale resulting from synergies realized from recent acquisitions.

         Cost of management contracts in the nine months ending June 30, 1998 increased to $11.3 million from $9.2 million in the comparable period in 1997, an increase of $2.1 million or 23.6%. The increase in cost reflects higher insurance claims and employment taxes associated with the increase in the number of managed facilities.

         General and administrative expenses increased to $24.3 million for the nine months ending June 30, 1998 from $16.1 million in the nine months ending June 30, 1997, an increase of $8.2 million or 51.1%. The increase is primarily attributable to increased incentive compensation resulting from increased profits and start-up costs associated with the opening of new locations and joint ventures. General and administrative expenses, as a percentage of revenues, were 8.9% for the nine months ending June 30, 1998 compared to 10.2% for the nine months ending June 30, 1997, a decrease of 130 basis points. The decrease was attributable to spreading fixed expenses over a broader base and the implementation of bonus limits on certain key executives.

          Goodwill and non-compete amortization for the nine months ended June 30, 1998 increased to $4.6 million from $568 thousand in the nine months ended June 30, 1997, an increase of $4.0 million, as a result of the Square, Car Park, Kinney, Turner, and Diplomat acquisitions.

         Interest income increased to $1.9 million for the nine months ending June 30, 1998, from $1.2 million in the nine months ending June 30, 1997, an increase in the amount of $700 thousand or 57.1%. The increase in interest income is a result of higher investment balances outstanding during the nine-month period and increased notes receivable balances.

          Interest expense increased to $6.2 million for the nine months ending June 30, 1998 from $2.9 million in the nine months ending June 30, 1997. Of the $3.3 million increase, $2.7 million or 80.4% of the increase, is attributable to the indebtedness under the Company's credit facilities outstanding for nine months in fiscal period 1998 compared to six months in fiscal period 1997, the capitalization of interest on incremental debt related to the Civic acquisition and bank fees associated with the credit facilities.

The remaining increase is attributable to the debt assumed in the Kinney acquisition. The weighted average balance outstanding under the Company's credit facilities was $94.3 million during the nine months ended June 30, 1998, at a weighted average interest rate of 6.8%. For the fiscal period 1997, the weighted average balance outstanding was $97.8 million for the period during which the Company had debt outstanding, beginning December 31, 1996, at an average interest rate of 7.1%. Additionally, the Company recorded dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust in the amount of $1.7 million during the nine months ended June 30, 1998.

         Income taxes increased to $12.4 million for the nine months ending June 30, 1998 from $7.6 million in the nine months ending June 30, 1997, an increase of $4.8 million or 62.5%. The effective tax rate for the first nine months of the 1998 fiscal year was 38.4% compared to 36.0% for the same period in 1997. The increase in the effective tax rate is attributable to a combination of decreasing interest income on tax-exempt investments, an increase in non-tax deductible goodwill amortization and an increase in effective state income tax rates.

Liquidity and Capital Resources

         During the nine months ended June 30, 1998 and 1997, the Company generated cash flow from operating activities of $37.5 million and $5.1 million, respectively, an increase of $32.4 million. The increase is primarily attributable to increased net earnings of $6.3 million, increased goodwill and non-compete amortization of $4.1 million, increased depreciation of $1.4 million, and increased changes in net operating assets and liabilities of $19.3 million.

         The Company utilized cash of $210.4 million, net of cash acquired, in the first nine months of fiscal 1998 for acquisitions (see Acquisitions) compared to $50.6 million for the first nine months of fiscal 1997. The acquisitions were funded from credit facilities described herein.

         The Company purchased properties during the nine months ended June 30, 1998, and 1997 in the amounts of $21.4 million and $6.2 million, respectively. During the first nine months of the 1997 fiscal year, Civic Parking, which consists of four parking garages totaling approximately 7,500 parking spaces, was acquired for $91.0 million. Of the $91.0 million, $46.0 million was held for resale to a joint venture partner and $45.0 million was recorded as an investment in joint ventures. The purchase was funded partially through available cash and the drawing under a revolving credit facility in the amount of $67.2 million. In April 1997, the Company sold 50% of its investment in Civic Parking for $46.0 million.

         During the nine months ended June 30, 1998, the Company received net proceeds from an offering of 2,137,500 shares of common stock of $89.3 million. Concurrent with the common stock offering, the Company received net proceeds from a private placement of company-obligated mandatorily redeemable convertible securities of $106.0 million.

         At June 30, 1998, the Company had available $140.3 million under a new credit facility. See New Credit Facility discussion below.

         Acquisitions

Turner Parking

         On April 1, 1998, the Company purchased substantially all of the assets of Turner Parking Systems, Inc, ("Turner") a privately-held parking company headquartered in Dallas, Texas, for $3.8 million, including $3.0 million in cash and $800 thousand (16,842 shares) in common stock of the Company. The Company financed the cash portion of the Turner purchase with borrowings under the New Credit Facility described below. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Turner have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Turner's assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of the net assets acquired of $3.7 million is being amortized on a straight-line basis over 10 years. Turner operates 34 parking facilities in Texas, Florida, California, Georgia and Washington D.C.

Central Parking System of Louisiana, Inc.

         The Company has historically owned 50% of Central Parking System of Louisiana, Inc. ("CPS of LA") and on March 30, 1998 purchased the remaining 50% from Property Service Corporation for $2.4 million in common stock (52,631 shares). CPS of LA manages and operates leased parking facilities, manages and operates parking facilities owned or leased by other parties, and provides financial and other advisory services. The Company's facilities are located in Louisiana. The transaction was accounted for using the purchase method and, accordingly, the purchase price has been allocated to CPS of LA's assets and liabilities based on their estimated fair market values at the date of acquisition. Since the date of acquisition, the results of operations have been included in the company's consolidated financial statements. Prior to the acquisition, results of operation have been accounted for on the Company's books under the equity method. The excess of the purchase price over fair value of the net assets acquired of $2.3 million is being amortized on a straight-line basis over 5 years.

Kinney System Holding, Corp.

         On February 12, 1998, the Company purchased Kinney System Holding Corp. ("Kinney"), a privately-held parking company headquartered in New York City, for $208.8 million, including $171.8 million in cash and other consideration, and $37.0 million (882,422 shares) in common stock of the Company. Kinney currently operates 403 parking facilities, including facilities in New York, Boston, Philadelphia, and Washington D.C. In connection with this transaction, the Company assumed $8.1 million in capitalized leases, refinanced $24.2 million in existing Kinney debt and assumed $4.6 million of Kinney debt. The purchase price is subject to adjustment based on the outcome of an independent evaluation of Kinney's February 12, 1998 balance sheet. The Company financed the Kinney acquisition with borrowings under the New Credit Facility described below. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Kinney have been included in the Company's consolidated financial statements from the date of acquisition. The preliminary purchase price has been allocated to Kinney's assets and liabilities based on their estimated fair market values at the date of acquisition. The excess of the preliminary purchase price over fair value of the net assets acquired of $186.3 million is being amortized on a straight-line basis over 30 years. Purchase price adjustments for Kinney have not been finalized.

Diplomat Parking Corporation

         On October 1, 1997, the Company purchased Diplomat Parking Corporation ("Diplomat") for $21.7 million, which was financed through a $12.3 million draw on a revolving credit facility and an $8.2 million note to the sellers, that was subsequently paid, at an interest rate of 5%. The note payment was financed through a draw on the revolving credit facility. Diplomat operates 164 parking facilities, located primarily in Washington, D.C. and Baltimore, Maryland. The transaction was accounted for using the purchase method and, accordingly, the results of operations of Diplomat have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Diplomat's assets and liabilities based on their estimated fair values at the date of acquisition. The excess of the purchase price over fair value of the net assets acquired of $20.1 million is being amortized on a straight-line basis over 25 years.

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

         On April 16, 1997, the Company sold 50% of the membership units of Civic Parking to an affiliate of Equity Capital Holdings, L.L.C. for $46.0 million in cash. In the allocation of the purchase price, the Company assigned $45.8 million to the membership units that were sold; consisting of an estimated sale price of $46.0 million and estimated net cash inflows for the holding period of $638 thousand offset by interest on incremental debt during the holding period of $801 thousand. The membership units retained by the Company have been accounted for in the accompanying financial statements under the equity method.

         On March 17, 1998, Civic Parking obtained financing with a financial institution for $60 million. The Company received net proceeds of $30.3 million from this transaction which reduced the Company's investment in partnerships and joint ventures. The proceeds from the refinancing were used to pay down the New Credit Facility mentioned below. The Company does not expect such distributions to occur in the future. The Company will continue to operate these garages pursuant to a lease and operating agreement with Civic Parking.

         New Credit Facility

         On February 11, 1998, the Company established a new credit facility providing for an aggregate availability of up to $300 million, consisting of a five-year $200 million revolving credit facility, including a sub-limit of $25 million for standby letters of credit, and a $100 million term loan. The term loan portion of the New Credit Facility was repaid with proceeds from the common stock and Preferred Securities offerings described below. The New Credit Facility bears interest until June 30, 1998 at a rate of LIBOR plus 1.25%. On June 30, 1998 the interest rate on the New Credit Facility and the commitment fee on the unused portion will revert to a grid pricing based upon the achievement of various financial ratios. The New Credit Facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable. The amount outstanding under the Company's New Credit Facility as of June 30, 1998 is $53.5 million, with an average interest rate of 6.9% for the period the New Credit Facility was outstanding. The Company used borrowings under the New Credit Facility to replace the Company's prior revolving credit facility and to finance the Kinney acquisition.

         The prior credit facility, which was unsecured, was scheduled to expire January 31, 2000. Credit available under the prior facility amounted to $120 million. The amount outstanding under the Company's prior credit facility was $70.8 million, which is reflected as long term debt on the accompanying condensed consolidated balance sheet as of September 30, 1997. Such debt had a 7.1% weighted average interest rate for the period from December 31, 1996 to September 30, 1997, during which the Company had debt outstanding. At June 30, 1997, the Company had $78.3 million outstanding under its credit facilities at an interest rate of 7.1%. The weighted average balance outstanding was $227.4 million during the nine months ended June 30, 1997 at an average interest rate of 7.2%.

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

         The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of subsidiary whose sole assets are the convertible subordinated debentures of the Company.


         Subsequent Events

         On July 1, 1998, the Company purchased substantially all of the assets of Sterling Parking, Inc, ("Sterling") a privately-held parking company headquartered in Dallas, Texas, for $4.48 million, including $2.24 million in cash and $2.24 million (54,358 shares) in common stock of the Company. The Company financed the cash portion of the Sterling purchase with borrowings under the New Credit Facility described above. Sterling operates 34 parking facilities in Georgia, Florida, Virginia, California, and Kentucky.

         Year 2000

         The Company has considered the impact of year 2000 issues on its computer systems and applications and has developed a remediation plan. These plans are part of the Company's ongoing business strategies to incorporate advanced technologies in its information systems. The expenditures for system upgrades will be accounted for as capital expenditures, and will not have a significant impact on the Company's operations or liquidity.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of security-holders


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule (EDGAR Filing Only)

         (b)      Reports on Form 8-K.

                  In relation to the acquisition of Kinney System Holding Corp, the Company filed an amended current report on form 8-KA on May 15, 1998. This report included Item 2 and Item 7. Financial statements presented under Item 7 included pre-acquisition financial statements for Kinney System Holding, Corp. and pro forma financial information for Central Parking Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRAL PARKING CORPORATION


Date: August 14, 1998                     By: /s/ Stephen A. Tisdell
     ------------------                       ----------------------------------
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

               Signature                                  Title                            Date
               ---------                                  -----                            ----


         /s/ Stephen A. Tisdell               Chief Financial Officer (Principal        August 14, 1998
-----------------------------------------     Financial and Accounting Officer)
           Stephen A. Tisdell