Form 10-K
period 1998-09-30
CENTRAL PARKING CORP
filed 1998-12-29
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1998.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________________ to__________________________

                        Commission file number 001-13950

                          CENTRAL PARKING CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Tennessee                                     62-1052916
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

         2401 21st Avenue South,
     Suite 200, Nashville, Tennessee                         37212
----------------------------------------         ------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code:        (615) 297-4255
                                                      -------------------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

        Title of Each Class           Name of each Exchange on which registered
        -------------------           -----------------------------------------
   Common Stock $0.01 par Value               New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on December 24, 1998 was $979,825,178. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                             Outstanding at December 24, 1998
-------------------------------        ----------------------------------------
 Common Stock, $0.01 par value                     29,579,628

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on March 5, 1999 are incorporated by reference into Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference into Part II of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Central Parking Corporation ("Central Parking" or the "Company") is a leading provider of parking services operating, as of September 30, 1998, 2,440 parking facilities containing approximately 1,023,000 spaces in 35 states, the District of Columbia, Canada, Chile, Puerto Rico, the United Kingdom, the Republic of Ireland, Spain, Germany, Mexico, and Malaysia. Central Parking has a business development office in Amsterdam.

Central Parking provides parking management services at multi-level parking facilities and surface lots. It also provides parking consulting, shuttle, valet, parking meter enforcement, and billing and collection services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. As of September 30, 1998, Central Parking operated 1,302 parking facilities under management contracts and 1,071 parking facilities under leases, and owned, either independently or through joint ventures, 67 parking facilities.

INDUSTRY

The International Parking Institute, a non-profit parking industry organization, estimates that there are 35,000 parking facilities in the United States operated by commercial and governmental entities. The commercial parking services business is very fragmented, consisting of a few national companies and approximately 1,000 small privately held local and regional operators. Central Parking believes that it has the opportunity to consolidate portions of this fragmented, localized industry by using its competitive advantage with regard to scale, financial strength, technology, controls, and professionalism, all of which are becoming increasingly important in the parking services business. For the same reasons, Central Parking believes that it is well positioned to be selected by municipal and other governmental entities to operate their parking facilities and provide parking-related services as such entities move toward outsourcing and privatization.

During the 1980's, the high level of construction activity in the United States resulted in a significant increase in the number of parking facilities. Since that time, as construction activity has slowed, growth of certain parking service companies, including Central Parking, has been as a result of take-aways from other parking companies. New construction and acquisition of additional facilities are essential to growth for parking service companies because of the limitations on growth in revenues of existing operations. Although some growth in revenues from existing operations is possible through redesign, increased operational efficiency, or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

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

Privatization of government operations and facilities could provide new opportunities for the parking industry. The International Parking Institute has estimated that more than 50% of the revenues generated by the United States parking industry is generated by facilities operated by municipalities and other governmental entities. Cities and municipal authorities may consider retaining private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency. Privatization in the United Kingdom already has provided significant expansion opportunities for private parking companies. In the United States, several cities have awarded or are considering awarding on-street parking enforcement and parking meter service contracts to for-profit parking companies such as Central Parking. For example, Central Parking has been awarded contracts for collection of parking meter revenues in Miami Beach, Florida, and parking meter enforcement in Charlotte, North Carolina and Richmond, Virginia.

GROWTH STRATEGY

Central Parking plans to continue to add facilities to its operations by focusing its marketing efforts on adding facilities at the local level, targeting real estate managers and developers with a national presence, pursuing strategic acquisitions of other parking service operators, and expanding its international operations. Set forth below are the key elements of Central Parking's growth strategy.

         Increase Market Presence. Central Parking continually seeks to establish and increase its operations in new and existing markets through take-aways of competitors' contracts, obtaining new management and lease contracts, entering into joint venture arrangements, and purchases of parking facilities. Through emphasizing marketing at the local level and establishing relationships with large-scale national asset managers and developers, Central Parking expects to continue to expand its base of operations. Management believes that Central Parking's relative size, financial strength and systems, and automation capabilities give it a competitive advantage in winning new business and make it an attractive partner for joint venture and other opportunities. In addition, Central Parking believes that its unique performance-based compensation system, which is designed to reward managers for increasing the profitability of their respective area of responsibility, has been a key contributor to Central Parking's growth.

         Pursue Strategic Acquisitions. Central Parking intends to continue to pursue acquisition opportunities. Central Parking believes that many of its smaller competitors have limited access to capital or do not have the systems or economies of scale to compete effectively. Central Parking's acquisition strategy is to focus on opportunities that enable Central Parking to (i) become a stronger, more efficient provider in selected markets, (ii) generate significant economies of scale and cost savings, and
     (iii) increase cash flow. Cost savings typically result from the elimination of duplicative management functions as well as from efficiencies resulting from implementing Central Parking's systems and professional management techniques and development. Central Parking has a senior vice president dedicated exclusively to acquisitions and development. During calendar year 1997, Central Parking acquired Square Industries, Inc. ("Square") (January 1997) in New York, Car Park Corporation ("Car Park") (May 1997) in San Francisco, and Diplomat Parking Corporation ("Diplomat") (October 1997) in Washington, D.C. During calendar year 1998, Central Parking acquired Kinney System Holding Corp ("Kinney") (February 1998), which operated 403 parking facilities primarily in New York, Boston, Philadelphia, and Washington, D.C.; Turner Parking System, Inc ("Turner") (April 1998), which operated 34 parking facilities in Texas, Florida, California, Georgia and Washington, D.C.; and Sterling Parking, Inc ("Sterling") (July 1998), which operates parking facilities in Georgia, Florida, Virginia, California and Kentucky. In addition, Central Parking purchased the remaining 50% interest in Central Parking System of Louisiana, Inc ("CPS-Louisiana") (March 1998), which operates parking facilities in Louisiana.

         Expand International Operations. Management believes that there are significant international growth opportunities, particularly for well-capitalized companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. Central Parking typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities, both of which allow Central Parking to enter foreign markets with reduced operating and investment risk. Since 1991, Central Parking has established operations in the United Kingdom, Germany, Mexico, Malaysia, Canada, Spain, and the Republic of Ireland. Central Parking believes there are significant expansion opportunities in these countries as well as other countries.

OPERATING STRATEGY

Central Parking's primary objective is to increase the revenues and profitability of its parking facilities through a variety of operating strategies, including the following:

         Maintain Strict Cost Management and Cash Control. In order to provide competitively priced services, the Company must contain costs. Managers are trained to analyze staffing and cost control issues, and each facility is carefully tracked on a monthly basis to determine whether financial results are within budgeted ranges. Because of the substantial performance-based components of their compensation, managers are continuously motivated to contain the costs of their operations. Strict cash control also is critical to Central Parking and its clients. Central Parking's cash control procedures are based on a ticketing system supervised by high level managers and include on-site spot checks, multiple daily cash deposits, local audit functions, managerial oversight and review, and internal audit procedures. It is Central Parking policy that all tickets and gate counts are reconciled daily against cash collected. Management believes its cash control procedures are effective in minimizing the loss of revenues at parking facilities.

         Emphasize Sales and Marketing Efforts. Central Parking's management is actively involved in developing and maintaining business relationships and in exploring opportunities for growth. A cornerstone of Central Parking's culture is its incentive compensation system, which rewards managers who are able to develop new business. Central Parking's marketing efforts are designed to expand its operations by developing lasting relationships with major real estate developers and asset managers, business and government leaders, and other clients. Central Parking encourages its managers to pursue new opportunities at the local level while simultaneously selectively targeting key clients and projects at a national level.

         Leverage Established Market Presence and Corporate Infrastructure. Central Parking has an established presence in multiple markets, representing platforms from which it can build. Because of the relatively fixed nature of corporate overhead and the resources that can be shared in specific markets, Central Parking has the opportunity to expand its profit margins as it grows its presence in established markets. Central Parking has consistently reduced general and administrative expenses, excluding goodwill amortization, as a percentage of total revenues. General and administrative expenses, excluding goodwill amortization, as a percentage of total revenues were 12.3%, 10.2%, and 8.8% in fiscal 1996, 1997, and 1998, respectively.

         Empower Local Managers; Provide Corporate Support. Central Parking has achieved what management believes is a successful balance between centralized and decentralized management. Because its business is dependent, to some extent, on personal relationships, Central Parking provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, services that typically are not readily available to independent operators such as management support, marketing and business expertise, training, and financial and information systems. Central Parking retains centralized control over those functions necessary to monitor service quality and cash control integrity and to maximize operational efficiency. Services performed at the corporate level include billing, quality improvement oversight, financial and accounting functions, legal services, policy and procedure development, systems design, and corporate acquisitions and development.

         Utilize Performance-Based Compensation. Central Parking's performance-based compensation system rewards managers at the general manager level and above for the profitability of their respective areas of responsibility. Each person participating in the incentive program generally receives a substantial portion of his or her compensation from this performance-based compensation system. Incentive compensation payments typically range from 20% to 80% of total compensation.

         Maintain Well-Defined Professional Management Organization. In order to ensure professionalism and consistency in Central Parking's operations, to provide a career path opportunity for its managers, and to achieve a balance between autonomy and accountability, Central Parking has established a highly structured management organization. Organized into six levels, Central Parking has a total of 400 managers and hires approximately 50 per year.

         Central Parking recruits primarily college graduates or people with previous parking services or hospitality industry experience, and requires that they complete a formal training program. Management believes that Central Parking's training program is a significant factor in Central Parking's success. New managers are assigned to a particular facility where they are supervised as they manage one to five employees. The management trainee program lasts approximately one year and teaches a wide variety of skills, including organizational skills, basic management techniques, and basic accounting. Upon successful completion of this stage of the program, management trainees are promoted to facility manager in charge of a particular parking facility. As facility managers, they report up through the hierarchical structure of managers. As managers develop and gain experience, they have the opportunity to assume expanded responsibility, to be promoted to higher management levels and to increase the performance-based component of their compensation. This well-defined structure provides a career path that is designed to be an attractive opportunity for prospective new hires. In addition, management believes the well-planned training and advancement program has enabled Central Parking to instill a high level of professionalism in its employees. A final important benefit of Central Parking's organizational structure is that it has allowed Central Parking to balance localized autonomy with accountability and centralized support and control.

         Automate Facilities. Management believes that the Company's application of sophisticated technology to its operations represents a competitive advantage over smaller operators with more limited resources. Central Parking has implemented computerized card tracking and accounting systems in certain of its facilities and is experimenting with a variety of automated settlement systems. Central Parking expects that these technology initiatives will enhance revenue by increasing the efficiency and accuracy of payment collections, reduce labor costs, and minimize lost revenue at parking facilities.

         Strategically Expand Service Offerings. Central Parking provides services that are complementary to parking facility management, with a particular emphasis on consulting services. Other ancillary services include parking meter enforcement services, on-street parking services, car pooling coordination, shuttle van services, and transportation management. These ancillary services do not constitute a significant portion of Central Parking's revenues, but management believes that the provision of ancillary services can be important in obtaining new business and preparing the Company for future changes in the parking industry.

         Focus on Retention of Patrons. In order for the Company to succeed, its parking patrons must have a positive experience at Company facilities. Accordingly, the Company stresses the importance of having well lighted, clean facilities and cordial employees. Each facility manager has primary responsibility for the environment at the facility, and is evaluated on his or her ability to retain parking patrons. The Company also monitors customer satisfaction through customer surveys and "mystery parker" programs.

         Maintain Disciplined Facility Site Selection Analysis. In existing markets, the facility site selection process begins with identification of a possible facility site and the analysis of projected revenues and costs at the site by general managers and regional managers. The managers then conduct an examination of a location's potential demand based on traffic patterns and counts, area demographics, and potential competitors. Pro forma financial statements are then developed and a Company representative will meet with the property owner to discuss the terms and structure of the agreement.

         The Company seeks to distinguish itself from its competitors by combining a reputation for professional integrity and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company's clients include some of the nation's largest owners and developers of mixed-use projects, major office building complexes, sports stadiums, hotels, and toll roads. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), the Prudential Center (Boston), Cinergy Field (Cincinnati), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Equity Office Properties, and Crescent Real Estate. None of these clients account for more than 5% of the Company's total revenues.

ACQUISITIONS

The Company's acquisition strategy focuses primarily on acquisitions that will enable Central Parking to become a more efficient and cost-effective provider in selected markets. Central Parking believes it can recognize economies of scale by making acquisitions in markets where the Company already has a presence, which allows Central Parking to reduce the overhead cost of the acquired company by consolidating its management with that of Central Parking. In addition, Central Parking seeks acquisitions in attractive new markets. Management believes acquisitions are an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel. Central Parking also believes it generally can improve acquired operations by applying its operating strategies and professional management techniques. The Company's acquisitions over the last two years, all of which were accounted for under the purchase method of accounting, are as follows:

         Civic Parking LLC. On December 31, 1996, Central Parking purchased for cash, Civic, which owns four parking garages in St. Louis: Kiener East, Kiener West, Stadium East and Stadium West. The four garages, which had previously been operated by Central Parking under management agreements, have a total of 7,464 parking spaces. The purchase price was approximately $91.0 million, which was financed through working capital and $67.2 million of borrowings under the Company's then existing credit facility. Of the $91.0 million, $46.0 million was held for resale to a joint venture partner and $45.0 million was recorded as an investment in joint ventures. On April 16, 1997, Central Parking consummated the sale of 50% of Civic to its joint venture partner, an affiliate of Equity Capital Holdings, LLC, for $46.0 million in cash. Central Parking continues to operate these garages pursuant to a lease and operating agreement with Civic.

         Square Industries, Inc. On January 18, 1997, Central Parking completed a cash tender to acquire all of the outstanding shares of Square for $54.8 million, including transaction fees and other related expenses. In addition, Central Parking assumed $23.2 million of existing Square debt. The purchase price was financed through borrowings under Central Parking's then existing credit facility. At the time of the acquisition, Square operated 116 parking facilities containing over 61,000 parking spaces, located primarily in the Northeastern United States.

         Car Park Corporation. On May 29, 1997, Central Parking acquired the assets and related leases of Car Park for $3.5 million; consisting of 18 parking facilities with approximately 2,600 parking spaces located in the San Francisco metropolitan region. The purchase price was financed through $1.7 million of borrowings under the Company's then-existing credit facility, and $1.8 million payable to the seller, which has been repaid in full.

         Diplomat Parking Corporation. On October 1, 1997, Central Parking acquired the stock and certain assets of Diplomat for approximately $22.2 million in cash and notes payable, including transaction fees and other related costs. The acquisition was financed through borrowings under the Company's then existing credit facility. At the time of the acquisition, Diplomat operated 164 parking facilities containing over 37,000 parking spaces, located primarily in Washington, D.C. and Baltimore, Maryland.

         Kinney System Holding Corp. On February 12, 1998, Central Parking acquired Kinney, a privately held company headquartered in New York City. Kinney has been in the parking business for over 60 years. In addition to enhancing the Company's presence in New York City, Kinney increased Central Parking's presence in a number of other major metropolitan areas such as Boston, Philadelphia and Washington, D.C. and broadened its geographic coverage in the following nine states: Connecticut, Florida, Kentucky, Maryland, Massachusetts, New Hampshire, New York,

     Pennsylvania, and Virginia. Kinney provides both self-parking and valet parking services, and provides parking related services such as facility design and development and consulting services.

         Kinney operated 403 parking facilities containing approximately 168,800 spaces, including approximately 76,700 in the New York City metropolitan area, 42,800 in Boston, 31,100 in Philadelphia and 10,300 in Washington, D.C. At the time of the acquisition, Kinney's facility mix was comprised of 225 leased sites, 170 managed sites and 8 owned sites. The parking facilities operated by Kinney include Yankee Stadium, the Waldorf-Astoria, Port Authority Bus Terminal, World Financial Center, and the General Motors Building in New York City, The Ritz-Carlton-Boston, Government Center in Boston, Spectrum-Philadelphia, and the Four Seasons Hotel of Washington, D.C.

         Consideration for the Kinney acquisition was approximately $208.8 million, including $171.8 million in cash, including transaction fees and other related costs, and $37.0 million (882,422 shares) in Central Parking common stock. In connection with this transaction, Central Parking assumed $10.3 million in capital leases, refinanced $24.2 million in existing Kinney debt and assumed $4.6 million of Kinney debt. Central Parking financed the Kinney acquisition through borrowings under the Company's credit facility, and ultimately from the issuance of Central Parking common stock and Central Parking obligations pursuant to the Trust Issued Preferred Securities.

         Central Parking System of Louisiana, Inc. Central Parking has historically owned 50% of CPS-Louisiana and on March 30, 1998, purchased the remaining 50% from Property Service Corporation for $2.5 million in Central Parking common stock (52,631 shares). CPS-Louisiana manages and operates leased parking facilities, manages and operates parking facilities owned or leased by other parties, and provides financial and other advisory services.

         Turner Parking System, Inc. On April 1, 1998, Central Parking purchased substantially all of the assets of Turner, a privately-held parking company headquartered in Dallas, Texas, for $3.8 million, including $3.0 million in cash and $800,000 (16,842 shares) in Central Parking common stock. Central Parking financed the cash portion of the Turner purchase with borrowings under the Company's credit facility.

         Sterling Parking, Inc. On July 1, 1998, Central Parking purchased substantially all of the assets of Sterling Parking, Inc. ("Sterling"), a privately-held parking company headquartered in Atlanta, Georgia for $4.3 million, including $2.1 million in cash, including transaction fees and other related costs, and $2.2 million (54,358 shares) in Central Parking common stock. Central Parking financed the cash portion of the Sterling purchase with borrowings under the Company's credit facility. At the time of the acquisition, Sterling operated 31 parking facilities in Georgia, Florida, Virginia, California, and Kentucky.

PENDING MERGER

On September 21, 1998, the Company entered into a definitive agreement pursuant to which the Company has agreed to merge with Allright Holdings, Inc. ("Allright"). Allright (d/b/a Allright Parking) is headquartered in Houston and is one of the largest parking services companies in the United States with revenues of $217.4 million for the fiscal year ended June 30, 1998. The transaction, which is expected to be accounted for as a pooling-of-interests, is based on a base purchase price of $564.4 million. The base purchase price of Allright will be adjusted for certain items such as assumed long-term indebtedness, certain expenses, asset acquisitions or dispositions, and material variations of amounts estimated or represented by Allright Management prior to the closing date. The equity purchase price of Allright is calculated in equivalent shares of Central Parking common stock, based on a fixed share price of $46.00 per share. Under terms of the agreement, Central Parking expects to issue shares of common stock (approximately 7.6 million shares) to the shareholders of Allright.


The merger remains subject to certain closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Act. The transaction is subject to approval by the shareholders of both Central Parking and Allright at separate meetings to be scheduled.

SALES AND MARKETING

Central Parking's sales and marketing efforts are designed to expand its operations by developing and maintaining relationships with major real estate developers and asset managers, business and government leaders, and other clients. Central Parking encourages its managers to pursue new opportunities at the local level while simultaneously selectively targeting key clients and projects at a national level.

Local. At the local level, Central Parking's sales and marketing efforts are decentralized and directed towards identifying new expansion opportunities within a particular city or region. Managers are trained to develop the business contacts necessary to generate new opportunities and to monitor their local markets for take-away and outsourcing opportunities. Central Parking provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands, which is complemented by management support and marketing training through Central Parking's corporate offices. In addition, a manager's compensation is dependent, in part, upon his or her success in developing new business. By developing business contacts locally, Central Parking's managers often get the opportunity to bid on projects when asset managers and property owners are dissatisfied with current operations and also learn in advance of possible new projects.

National. At the national level, Central Parking's marketing efforts are undertaken primarily by upper-level management, which targets developers, governmental entities, the hospitality industry, mixed-use projects, and medical facilities. These efforts are directed at operations that generally have national name recognition, substantial demand for parking related services, and the potential for nationwide growth. For example, Central Parking's current clients include, among other national real estate companies and hotel chains, the Rouse Company, Faison Associates, Equity Office Properties, May Department Stores, Crescent Real Estate, Westin Hotels, and Hyatt Hotels. Management believes that providing high-quality, efficient services to such companies will lead to additional opportunities as those clients continue to expand their operations. Management believes outsourcing by parking facility owners will continue to be a source for additional facilities, and management believes the Company's experience and reputation with large real estate asset managers give it a competitive advantage in this area.

INTERNATIONAL EXPANSION

Central Parking's international operations began in the early 1990's with the formation of an international division, which is now one of the fastest growing areas of Central Parking. The Company typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities. Consulting projects allow Central Parking to establish a presence and evaluate the prospects for growth of a given market without investing a significant amount of capital. Likewise, forming joint ventures with local partners allows Central Parking to enter new foreign markets with reduced operating and investment risks.

Operations in London began in 1991 with a single consulting agreement and since then have grown to 159 facilities in the United Kingdom including two terminals at Heathrow International Airport and parking meter enforcement and ticketing services for three local governments that have privatized these services. Central Parking began expansion into Mexico in July 1994 by forming a joint venture with Fondo Opcion, an established Mexican developer, and now operates 61 facilities in Mexico. Central Parking also operates 4 facilities in Canada, one facility in Spain and has entered into a management contract in Kuala Lumpur, Malaysia related to the operation of a 5,400 space parking facility servicing one of the largest development projects in the world. The Company also operates on-street parking services in the United Kingdom, Germany and the Republic of Ireland. Central Parking established a business development office in the Netherlands in 1995 to pursue expansion into other European countries. In 1996, Central Parking acquired a 50% equity interest in a joint venture, which operates five facilities in Germany. In order to manage its international expansion, the Company has allocated responsibilities for international operations to an executive vice president.

OPERATING ARRANGEMENTS

Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. As of September 30, 1998, Central Parking operated 1,302 parking facilities through management contracts, leased 1,071 parking facilities, and owned 67 parking facilities, either independently or in joint venture with third parties. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:


                                                                                         AT SEPTEMBER 30,
                                                                                         ----------------
                                                                                  1996         1997         1998
                                                                                  ----         ----         ----
         Managed Facilities.................................................       770          877        1,302
         Leased Facilities..................................................       552          709        1,071
         Owned Facilities...................................................        37           58           67
                                                                                 -----        -----        -----
                 Total......................................................     1,359        1,644        2,440
                                                                                 =====        =====        =====

The general terms and benefits of these types of arrangements are discussed as follows:

         Management Contracts. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. Although management contracts typically are for relatively short terms, the Company's renewal rates for each of the past five fiscal years were in excess of 91%. With respect to insurance, the Company's clients have the option of obtaining insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of its size and claims experience, the Company can purchase such insurance at discounts to comparable market rates and, management believes, at lower rates than the Company's clients can generally obtain on their own. Accordingly, Central Parking generates profits on the insurance provided under its management contracts. See "--Insurance"

         Leases. The Company's rent under leases is generally a fixed annual amount, a percentage of gross revenues, or a combination thereof. Leased facilities generally require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with a renewal term, and provide for a contractually established payment to the facility owner regardless of the operating earnings of the parking facility.

         Fee Ownership. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All changes in owned facility revenue flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs.

         Joint Ventures. The Company seeks joint venture partners who are established local or regional developers pursuing financing alternatives for development projects. Joint ventures typically involve a development where the parking facility is a part of a larger multi-use project, allowing the Company's joint venture partners to benefit from a capital infusion to the project. Joint ventures offer the revenue growth potential of ownership with a partial reduction in capital requirements. The Company has interests in joint ventures that own or operate parking facilities located in Nashville, Denver, Tulsa, St. Louis, Mexico City, Berlin, Dresden, and Frankfort.

         MBE Partnerships. Central Parking is currently a party to eleven separate minority business enterprise partnerships. These are generally partnerships formed by Central Parking and a minority businessperson to manage a facility. Central Parking generally owns 60% to 70% of the partnership interests in each partnership and typically receives management fees before partnership distributions are made to the partners.

COMPETITION

The parking industry is fragmented and highly competitive. The Company faces direct competition for additional facilities to manage, lease, or own and the facilities currently operated by the Company face competition for employees and customers. The Company competes with a variety of other companies to add new operations. Although there are relatively few large, national parking companies that compete with the Company, developers, hotel companies, and national financial services companies have the potential to compete with parking companies. Municipalities and other governmental entities also operate parking facilities which compete with Central Parking. The Company also faces competition from regional and local parking companies and from owner-operators of facilities who are potential clients for the Company's management services. Construction of new parking facilities near the Company's existing leased or managed facilities could adversely affect the Company's business.

Management believes that it competes for clients based on rates charged for services; ability to generate revenues and control expenses for clients; ability to anticipate and respond to industry changes; range and quality of services; and ability to expand operations. The Company believes it has a reputation as a leader in the industry and as a provider of high quality services. The Company also is one of the largest companies in the parking industry and is not limited to a single geographic region. The Company has the financial strength to make capital investments as an owner or joint venture partner that smaller or more leveraged companies cannot make. The Company's size also has allowed it to centralize administrative functions that give the decentralized managerial operations cost-efficient support. Moreover, the Company has obtained broad experience in managing and operating a wide variety of facilities over the past 30 years. Additionally, the Company is able to attract and retain quality managers through its incentive compensation system that directly rewards successful sales and marketing efforts and places a premium on profitable growth.

INSURANCE

The Company purchases comprehensive liability insurance covering parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $1 million in the aggregate per facility. In addition, the Company purchases group insurance with respect to all full-time Company employees, whether such persons are employed at owned, leased, or managed facilities. Because of the size of the operations covered, the Company purchases these policies at prices that, management believes, represent a discount to the prices that would be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its customers for insurance at rates it believes approximate market rates based upon its review of the applicable market. In each case, the Company's clients have the option of purchasing their own policies, provided the Company is named as an additional insured; however, because the Company's fees for insurance are generally competitive with market rates, many of the Company's clients have chosen historically to purchase such insurance through the Company. A reduction in the number of clients that purchase insurance through the Company, however, could have a material adverse effect on the operating earnings of the Company. In addition, although the Company's cost of insurance has not fluctuated significantly in recent years, a material increase in insurance costs due to increased claims experienced by the Company could adversely affect the profit associated with insurance charges pursuant to management contracts and could have a material adverse effect on the operating earnings of the Company.

REGULATION

The Company's business is not substantially affected by direct governmental regulation, although both municipal and state authorities sometimes directly regulate parking facilities. The facilities in New York City are, for example, subject to certain governmental restrictions concerning numbers of cars, pricing, and certain prohibited practices. The Company is also affected by laws and regulations (such as zoning ordinances) that are common to any business that owns real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees. In addition, several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit, including, for example, a Los Angeles, California law prohibiting employers from reimbursing employee-parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact the Company's business.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership or operation of parking facilities, the Company may be potentially liable for any such costs. Although Central Parking is currently not aware of any material environmental claims pending or threatened against it or any of its owned or operated parking facilities, there can be no assurance that a material environmental claim will not be asserted against the Company or against its owned or operated parking facilities. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on the Company's financial condition or results of operations.

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

EMPLOYEES

As of September 30, 1998, the Company employed approximately 12,000 individuals, including 6,300 full-time and 5,700 part-time employees. Approximately 3,900 U.S. employees are represented by labor unions. Various union locals, including Teamsters Local No. 272, represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company's employees are represented by labor unions are Washington, D.C.; Miami; Philadelphia; San Francisco; Des Moines, Iowa; Jersey City, Newark, and Atlantic City, New Jersey; Pittsburgh; White Plains, N.Y.; San Juan, Puerto Rico; and Chicago. The Company frequently is engaged in collective bargaining negotiations with various union locals but has not experienced any labor strikes. Management believes that the Company's employee relations are good.

SERVICE MARKS AND TRADEMARKS

The Company has registered its logo with the United States Patent Office. The Company has applied for registration of the name "Central Parking System," which application was initially opposed by two parties. Both parties have withdrawn their opposition but continue to use the name "Central Parking" exclusively in the Chicago and Atlantic City areas. The Company also owns registered trademarks for Square Industries and Kinney System and operates various parking locations under those names. The Company has applied for registration for the names, "CPC" and "Central Parking Corporation." The Company uses the name "Chicago Parking System" in Chicago and "CPS Parking" in Seattle and Milwaukee. The Company has registered the name "Control Plus" and its symbol in London and intends to use and register that name and symbol in association with its on street parking activities in Richmond, Virginia . The Company has registered, or intends to register, its name and logo in various international locations where it does business.

FOREIGN AND DOMESTIC OPERATIONS

Information about the Company's foreign and domestic operations is incorporated by reference to Note 17 to the Company's 1998 Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

This document, and documents that have been incorporated herein by reference, include various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-4 filed on October 23, 1998, as amended (the "Allright Registration Statement"). Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, in addition to those discussed elsewhere in this document, the Allright Registration Statement and the documents which are incorporated herein by reference, could affect the future financial results of the Company and the combined company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

     - successfully integrating Allright and Kinney Systems, as well as past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

     - successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

     - the National Basketball Association strike;

     - fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, preopening costs, the effect of weather on travel and transportation patterns, and local, national and international economic conditions;

     - the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

     - global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws regulating the environment; and

     - a significant delay in the expected closing of the proposed merger with Allright.

ITEM 2.  PARKING FACILITY PROPERTIES

The Company's facilities are currently organized into 12 regions, 11 in North America (10 in the United States, one in Mexico) and one which is comprised of the United Kingdom and Continental Europe. Each region is supervised by a regional manager who reports directly to one of the senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company's operations in a particular city. The following table summarizes certain information regarding the Company's facilities as of September 30, 1998.


                                                       NUMBER OF                                 TOTAL  PERCENTAGE OF
REGIONS            CITIES                              LOCATIONS  MANAGED  LEASED    OWNED      SPACES  TOTAL SPACES
---------------------------------------------------------------------------------------------------------------------

Atlanta..........  Atlanta, Birmingham, Charleston        146       90        56       --       82,659     8.1%
                   (SC),Charlotte, Columbia (SC),
                   Jackson (MS), Mobile

Denver...........  Denver/Colorado Springs                160       92        58       10       72,291     7.1
                   Des Moines, Kansas City
                   Minneapolis, Oklahoma City,
                   St. Louis

International....  United Kingdom - Birmingham            165       80        85       --       62,805     6.1
                   London, Oxford, Newcastle
                   Germany--Berlin, Dresden,
                   Frankfurt, Spain and Malaysia

Florida..........  Jacksonville, Miami/Ft. Lauderdale,    222      125        97       --       89,946     8.8
                   Orlando, Puerto Rico, Tampa/St.
                   Petersburg

Los Angeles......  Los Angeles, Orange County (CA),        94       72        22       --       51,340     5.0
                   Phoenix

Mid-Atlantic.....  Baltimore, Norfolk                     352      201       142        9      142,798    14.0
                   Philadelphia, Pittsburgh,
                   Richmond, Washington, D.C.

Mexico...........  Cuernavaca, Mexico City, Monterrey      61       34        27       --       31,796     3.1

Midwestern.......  Charleston, (WV)                       120       79        40        1       72,914     7.1
                   Cincinnati, Cleveland
                   Columbus, Indianapolis
                   Milwaukee, Ottawa, Toronto

Nashville........  Chattanooga, Knoxville,                263      112       129       22       56,141     5.5
                   Lexington/Frankfort, Louisville,
                   Memphis, Nashville(1)

New York.........  Hartford, Jersey City,                 379      139       225       15      142,655    14.0
                   New York, Providence, Stamford

San Francisco....  Oakland, Salt Lake City,                63       37        26       --       20,674     2.0
                   San Francisco, Seattle

Texas............  Albuquerque, Austin                    279      180        89       10      134,402    13.1
                   Corpus Christi, Dallas
                   El Paso, Houston, New
                   Orleans, San Antonio, Tulsa

Other............  Boston, Chicago, Nashua                136       61        75       --       62,141     6.1
                                                        ------------------------------------------------------
Total                                                   2,440    1,302     1,071       67    1,022,562   100.0%
                                                        ======================================================

The Company's facilities include both surface lots and structured parking facilities (garages). Approximately 74% of the Company's owned parking properties are in structured parking facilities, with the remainder in surface lots. Management believes the Company's owned facilities generally are in good condition and adequate for its present needs.

---------------------------------
(1)    Includes Central Parking Corporate headquarters in owned facilities.

ITEM 3.  LEGAL PROCEEDINGS

The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, will have a material adverse effect upon the Company's financial condition, results of operations, or liquidity. The Company takes steps to attempt to disclaim its liability for personal injury and property damage claims by printing disclaimers on its ticket stubs and by placing warning signs in the facilities it owns or operates. The Company also carries liability insurance that management believes meets industry standards; however, there can be no assurance that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Registrant's Common Stock is listed on the NYSE under the symbol "CPC." The following table sets forth, for the periods indicated, the high and low sales prices for the Company Common Stock as reported by the NYSE.
Such amounts reflect the three-for-two stock split in December 1997.

                                                                          High                  Low
                                                                          ----                  ---
FISCAL 1997
First Quarter.........................................................  $ 24.58              $ 21.08
Second Quarter........................................................    22.75                16.33
Third Quarter.........................................................    23.25                15.92
Fourth Quarter........................................................    32.92                22.17
Twelve months.........................................................    32.92                15.92

FISCAL 1998
First Quarter.........................................................  $ 46.81              $ 31.42
Second Quarter........................................................    49.38                38.44
Third Quarter.........................................................    48.44                40.31
Fourth Quarter........................................................    52.63                41.31
Twelve months.........................................................    52.63                31.42

(b) There were, as of September 30, 1998, approximately 8,100 holders of the Registrant's Common Stock, as evidenced by security position listings.

(c) Since April 1997, Central Parking has distributed a quarterly cash dividend of $0.015 per share of Central Parking common stock. The Company had previously declared a dividend of $0.0125 per share of Central Parking common stock following the end of each quarter since its initial public offering in October 1995. The Company Board currently intends to declare a cash dividend each quarter depending on Central Parking's profitability and capital necessary to finance operations and expansion. Central Parking reserves the right, however, to retain all or a substantial portion of its earnings to finance the operation and expansion of Central Parking's business. As a result, the future payment of dividends will depend upon, among other things, the Company's profitability, capital requirements, financial condition, growth, business opportunities, and other factors that the Central Parking Board may deem relevant, including restrictions in any then-existing credit agreement. The Company's existing credit facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable; however, the Company does not believe these restrictions limit its ability to pay currently anticipated cash dividends. In addition, Central Parking Finance Trust (the "Trust"), a Delaware statutory business trust, of which all of the common stock is owned by the Company, issued preferred securities (the "Trust Issued Preferred Securities") which prohibit the payment of dividends on the Central Parking common stock if the quarterly distributions on the Trust Issued Preferred Securities are not made for any reason.

During fiscal 1998, the Company sold unregistered securities as indicated below:

-----------------------------------------------------------------------------------------------------------------------------
Description         Names or       Number/Title     Date of         Consideration/                  Exemption from
    of              Class of        of Shares     Transaction          Terms of                  Registration Claimed
Transaction      Recipients of     Transferred                        Conversion
                  Unregistered
                   Securities
-----------------------------------------------------------------------------------------------------------------------------


Acquisition      Eddie W.                 8,589  April 1, 1998  Substantially all of the         Shares were issued under
of               Turner                   8,253                 assets of Turner Parking,        Section 4(2) of the
Turner           Greg Martin              Common                System Inc.                      Securities Act to the
                                          Stock                 Purchase price:  $ 3.8 million   owner(s) of the business
                                                                                                 purchased by the Company.
-----------------------------------------------------------------------------------------------------------------------------
Acquisition      Continental             52,631    March 30,    The remaining 50% of the         Shares were issued under
of               Group, Inc.             Common      1998       common stock of CPS of           Section 4(2) of the
CPS of                                   Stock                  Louisiana.  This company was     Securities Act to the
Louisiana                                                       previously operated as a joint   owner(s) of the business
                                                                venture, of which Central        purchased by the Company.
                                                                Parking owned 50%. Purchase
                                                                price: $2.5 million.
-----------------------------------------------------------------------------------------------------------------------------
Acquisition       M. John                54,358  July 1, 1998   Substantially all of the         Shares were issued under
of                Knippel                Common                 assets of Sterling Parking,      Section 4(2) of the
Sterling                                 Stock                  Inc.  Purchase price:  $4.3      Securities Act to the
Parking                                                         million.                         owner(s) of the business
                                                                                                 purchased by the Company.
-----------------------------------------------------------------------------------------------------------------------------
Convertible      Institutional        4,400,000    March 18,    5 1/4% Convertible Trust Issued  Shares were issued under
Trust Issued     Investors            Convertible    1998       Preferred Securities ("TIPS")    Section 4(2)/144 A
Preferred                             Trust Issued              convertible into shares of       of the Securities Act
Securities                            Preferred                 Company Common stock at the      to the following
                                      Securities                rate of 0.4545 shares of         Underwriters:
                                                                Company Common Stock per share   Bear, Sterns & Co, Inc.
                                                                of TIPS                          J.C. Bradford & Co.
                                                                Aggregate offering paid:         William Blair & Company
                                                                $110 million                     Nationsbanc Montgomery
                                                                Aggregate underwriting           Securities LLC
                                                                discounts and expenses:          Sun Trust Equitable
                                                                $3.5 million                     Securities
-----------------------------------------------------------------------------------------------------------------------------

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth under the caption "Five Year Selected Consolidated Financial Data " in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth under the captions "Independent Auditors' Report", "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", and "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998 is incorporated herein by reference.

The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1998, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K



(a)(1)    Financial Statements

          The following financial statements and related notes of the Company contained in the Company's
          Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated herein by reference and are included in Exhibit 13.

          Independent Auditors' Report......................................................................

          Consolidated Balance Sheets -- September 30, 1997 and 1998.........................................

          Consolidated Statements of Earnings -- Fiscal Years Ended September 30, 1996,
          1997, and 1998....................................................................................

          Consolidated Statement of Shareholders' Equity -- Fiscal Years Ended September 30, 1996, 1997,
          and 1998..........................................................................................

          Consolidated Statements of Cash Flows -- Fiscal Years Ended September 30, 1996, 1997, and 1998....

          Notes to Consolidated Financial Statements........................................................

(a)(2)    Financial Statement Schedules

          None

          Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a)(3)    Exhibits

Financial Data Schedule (EDGAR Filing Only)
          27.      Financial Data Schedule (EDGAR Filing Only)

          The exhibits listed in the Index to Exhibits, which appears on pages E-__ through E-___ of this
          Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

(b)       Reports on Form  8-K

          -    In relation to the announcement of the Allright Merger, the Company filed a current report on form 8-K, dated September 21, 1998, incorporating the text of the press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CENTRAL PARKING CORPORATION


         Date: December 23, 1998                    By:  /s/ Stephen A. Tisdell
               ---------------------                     ----------------------
                                                    Stephen A. Tisdell
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                                         DATE
-------------------------------------------------------------------------------------------------------------------
/s/ Monroe J. Carell, Jr.                                                           December 23, 1998
---------------------------------           Chairman of the Board,                  -------------------------------
    Monroe J. Carell, Jr.                   Chief Executive Officer
                                            and Director
/s/ James H. Bond                                                                   December 23, 1998
---------------------------------           President & Chief                       -------------------------------
    James H. Bond                           Operating Officer
                                            and Director
/s/ Stephen A. Tisdell                                                              December 23, 1998
---------------------------------           Chief Financial Officer                 -------------------------------
    Stephen A. Tisdell                      (Principal Financial and
                                            Accounting Officer)

/s/ John W. Eakin                                                                   December 23, 1998
---------------------------------           Director                                -------------------------------
    John W. Eakin

/s/ Edward G. Nelson                                                                December 23, 1998
---------------------------------           Director                                -------------------------------
    Edward G. Nelson

/s/ William C. O'Neil, Jr.                                                          December 23, 1998
---------------------------------           Director                                -------------------------------
    William C. O'Neil, Jr.

/s/ Cecil Conlee                                                                    December 23, 1998
---------------------------------           Director                                -------------------------------
    Cecil Conlee

/s/ Lowell Harwood                                                                  December 23, 1998
---------------------------------           Director                                -------------------------------
    Lowell Harwood

/s/ Lewis Katz                                                                      December 23, 1998
---------------------------------           Director                                -------------------------------
    Lewis Katz

/s/ P.E. Sadler                                                                     December 23, 1998
---------------------------------           Director                                -------------------------------
    P.E. Sadler

EXHIBIT INDEX

EXHIBIT                                                                                    PAGE
NUMBER         DOCUMENT                                                                    NUMBER
-------        --------                                                                    ------

 2             Plan of Recapitalization, effective October 9, 1997
               (Incorporated by reference to Exhibit 2 to the Company's
               Registration Statement No. 33-95640 on Form S-1.)

 2.1       (a) Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright
               Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and
               AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on
               October 21, 1998).

           (b) Acquisition Agreement and Plan of Merger dated as of November 7,
               1997, by and between the Registrant and Kinney System Holding
               Corp. and a subsidiary of the Registrant (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 1998).

3.1 Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
               No. 33-95640 on Form S-1.)

 3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement
               No. 33-95640 on Form S-1.)

 4             Form of Common Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

 4.4 Registration Rights Agreement dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund
               II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The
               Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor
               Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained
               Annuity Trust, The Carell Children's Trust, The 1996 Carell
               Grandchildren's Trust, The Carell Family Grandchildren 1990
               Trust, The Kathryn Carell Brown Foundation, The Edith Carell
               Johnson Foundation, The Julie Carell Stadler Foundation, 1997
               Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997
               Julia Claire Stadler Trust, 1997 William Carell Johnson Trust,
               1997 David Nicholas Brown Trust and 1997 George Monroe Stadler
               Trust. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on October
               21, 1998).

 4.5           Indenture dated March 18, 1998 between the registrant and Chase
               Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5 1/4% Convertible Subordinated Debentures due
               2028. (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement No. 333-52497 on Form S-3).

 4.6           Amended and Restated Declaration of Trust of Central Parking
               Finance Trust dated as of March 18, 1998. (incorporated by reference to Exhibit 4.5 to the Registrant's Registration
               Statement No. 333-52497 on Form S-3).

 4.7           Preferred Securities Guarantee Agreement dated as of March 18,
               1998 by and between the Registrant and Chase Bank of Texas, National Association as Trsutee (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement No.
               333-52497 on Form S-3).

 4.8 Common Securities Guarantee Agreement dated as of March 18, 1998 by the Registrant (incorporated by reference to Exhibit 4.9 to the Registrant's Registration Statement No.
               333-52497 on Form S-3).

10.1           Executive Compensation Plans and Arrangements

               (a)   1997 Incentive and Nonqualified Stock Option Plan for Key
                     Personnel (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-95640 on Form
                     S-1.)

                                                                                   Page
                                                                                   ----
               (b)   Form of Option Agreement under Key Personnel Plan
                     (Incorporated by reference to Exhibit 10.2 to the
                     Company's Registration Statement No. 33-95640 on Form
                     S-1.)

               (c)   1997 Restricted Stock Plan (Incorporated by reference to
                     Exhibit 10.5.1 to the Company's Registration Statement No.
                     33-95640 on Form S-1.)

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

               (j)   Modification of Performance Unit Agreement of James H.
                     Bond (Incorporated by reference to Exhibit 10.1(j) to the
                     Company's Annual Report on Form 10-K filed on December 27,
                     1997)

               (k) James H. Bond Severance Agreement (Incorporated by reference to Exhibit 10.17 to the Company's Registration
                     Statement No. 33-95640 on Form S-1.)

               (l)   Deferred Stock Unit Plan.                                      E-1

10.2 1997 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company's Registration
               Statement No. 33-95640 on Form S-1.)

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

10.7           Form of Management Contract (Incorporated by reference to Exhibit
               10.14 to the Company's Registration Statement No. 33-95640 on
               Form S-1.)

10.8 Form of Lease (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.9           1998 Employment Stock Purchase Plan (Incorporated by reference to
               Exhibit 10.16 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.10          Exchange Agreement between the Company and Monroe J. Carell, Jr.
               (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.11 Form of $300 million Senior Credit Facility dated February 11, 1998 by and among various banks with Nationsbank Montgomery Securities, Inc., Charlotte, as Agent, and Central Parking Corporation and affiliates (Incorporated by reference to Exhibit
               2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended on December 31, 1997)

10.13 Prospectus and offering document for 2,625,000 shares of Common Stock dated February 17, 1998. (Incorporated by reference to the Company's registration statement No. 333-23869 on Form S-3)

10.14 Transaction Support Agreement by Monroe J. Carell, Jr., the Registrant, Kathryn Carell Brown, Julia Carell Stadler and Edith Carell Johnson to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. dated September 21, 1998. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on
               October 23, 1998).

10.15 Form of Transaction Support Agreement by certain shareholders of the Registrant to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. dated September 21, 1998. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on October 23, 1998).

10.16 Form of Transaction Support Agreement by certain stockholders of Allright Holdings, Inc. to the Registrant and Central Merger Sub, Inc. dated September 21, 1998 (incorporated by reference to
               Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on October 23, 1998).

10.17 Best efforts commitment letter dated September 9, 1998 from NationsBank Montgomery Securities LLC for a credit facility of up to $400 million (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 333-66081 filed on October 23, 1998).

EXHIBIT                                                                   PAGE
NUMBER         DOCUMENT                                                   NUMBER
-------        --------                                                   ------

13             Portions of the Annual Report to Shareholders               E-10

21             Subsidiaries of the Registrant                              E-44

23             Consent of KPMG Peat Marwick LLP                            E-54

27.1           Financial Data Schedule

27.2           Financial Data Schedule (Restated)