Form 10-Q
period 1999-03-31
CENTRAL PARKING CORP
filed 1999-05-17
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended March 31,1999

                        Commission file number 001-13950

                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Tennessee                                  62-1052916
----------------------------------------    ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

         2401 21st Avenue South,
     Suite 200, Nashville, Tennessee                        37212
----------------------------------------    -----------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:         (615) 297-4255
                                                      --------------------------


Former name, address and fiscal year, if changed since last report:
                                                                 Not Applicable
                                                                 ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                       ----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

           Class                                  Outstanding at May 13,1999
--------------------------------------            --------------------------
Common Stock, $0.01 par value                             36,664,845

                                      INDEX

                           CENTRAL PARKING CORPORATION

                                                                               PAGE
PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

         Consolidated condensed balance sheets
         --- March 31, 1999 and September 30, 1998......................          3

         Consolidated condensed statements of earnings
         --- three and six months ended March 31, 1999 and 1998.........          4

         Consolidated condensed statements of cash flows
         --- six months ended March 31, 1999 and 1998...................      5 - 6

         Notes to consolidated condensed financial statements...........     7 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    12 - 19


PART 2.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............         20

Item 6.  Exhibits and Reports on Form 8-K...............................         20

         SIGNATURES ....................................................         21

                           CENTRAL PARKING CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

              Dollar amounts in thousands

                                                                        March 31,   September 30,
                                                                          1999          1998
                                                                       ----------     --------
                     Assets
Current assets:
    Cash and cash equivalents                                          $    35,677      $  39,495
    Management accounts receivable                                          28,149         19,847
    Accounts and current portion of notes receivable - other                25,330         14,921
    Prepaid rent and other expenses                                         37,305         22,695
    Deferred income taxes                                                      717            545
    Prepaid and refundable income taxes                                      4,451          1,266
                                                                       -----------      ---------
                     Total current assets                                  131,629         98,769

Investments, at amortized cost                                               5,284          5,087
Notes receivable, less current portion                                      58,605         46,524
Property, equipment, and leasehold improvements, net                       383,813        382,506
Contract and lease rights, net                                              80,091         62,472
Goodwill, net                                                              282,869        288,170
Investment in and advances to partnerships and joint ventures               41,319         40,376
Other assets                                                                35,848         30,118
                                                                       -----------      ---------
                                                                       $ 1,019,458      $ 954,022
                                                                       ===========      =========

            Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt and capital lease obligation     $     4,517      $   2,881
    Accounts payable                                                        71,808         54,918
    Accrued payroll and related costs                                       14,446         16,908
    Accrued expenses                                                        18,617         27,403
    Management accounts payable                                             35,529         26,611
    Income taxes payable                                                        --            945
                                                                       -----------      ---------
                     Total current liabilities                             144,917        129,666

Long-term debt and capital lease obligations                               336,174        283,319
Deferred rent                                                               16,332         14,875
Deferred compensation                                                        9,576         11,359
Deferred income taxes                                                       35,024         32,894
Other liabilities                                                            4,557          6,892
Minority interest                                                           22,545         23,103
                                                                       -----------      ---------
                     Total liabilities                                     569,125        502,108

Company-obligated mandatorily redeemable convertible securities of subsidiary whose sole assets are convertible subordinated
    debentures of the Company                                              110,000        110,000

Shareholders' equity :
    Common stock, $.01 par value; 50,000,000 shares authorized,
        36,612,300 and 36,521,551 issued and outstanding,
        respectively                                                           366            366
    Additional paid-in capital                                             258,616        256,405
    Foreign currency translation adjustment                                    (69)          (150)
    Retained earnings                                                       81,894         85,795
    Deferred compensation on restricted stock                                 (474)          (502)
                                                                       -----------      ---------
                     Total shareholders' equity                            340,333        341,914
                                                                       -----------      ---------
                                                                       $ 1,019,458      $ 954,022
                                                                       ===========      =========

See accompanying notes to condensed consolidated financial statements

                           CENTRAL PARKING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                    UNAUDITED

                Dollar amounts in thousands
                                                                     Three Months              Six Months
                                                                    Ended March 31,           Ended March 31,
                                                                   1999         1998         1999         1998
                                                                ---------    ---------    ---------    ---------
Revenues:
       Parking                                                  $ 160,654    $ 126,839    $ 318,378    $ 234,500
       Management contract                                         22,569       15,961       45,510       29,555
                                                                ---------    ---------    ---------    ---------
                Total revenues                                    183,223      142,800      363,888      264,055
Costs and expenses:
       Cost of parking                                            136,107      104,530      265,143      193,621
       Cost of management contracts                                 6,031        3,859       11,669        7,111
       General and administrative                                  19,175       15,204       38,876       28,628
       Goodwill and non-compete amortization                        2,840        1,743        5,740        2,632
       Merger costs                                                27,295           --       27,295           --
                                                                ---------    ---------    ---------    ---------
                Total costs and expenses                          191,448      125,336      348,723      231,992
                                                                ---------    ---------    ---------    ---------
                Operating earnings (loss)                          (8,225)      17,464       15,165       32,063

Other income (expenses):
       Interest income                                                946          948        2,067        1,787
       Interest expense                                            (7,427)      (8,933)     (14,989)     (15,837)
       Dividends on Company-obligated mandatorily
         redeemable convertible securities of a
         subsidiary trust                                          (1,492)        (253)      (2,888)        (253)
       Net gains on sales of property and equipment                 2,893         (654)       2,808         (692)
       Minority interest                                             (141)         (72)        (219)        (144)
       Equity in partnership and joint venture earnings             1,067        1,241        2,253        2,484
                                                                ---------    ---------    ---------    ---------
                Other income (expenses), net                       (4,154)      (7,723)     (10,968)     (12,655)
                                                                ---------    ---------    ---------    ---------
                Earnings (loss) before income taxes and           (12,379)       9,741        4,197       19,408
                  extraordinary item

                Income tax (benefit) expense                         (352)       3,753        6,085        7,905
                                                                ---------    ---------    ---------    ---------
                Net earnings (loss) before extraordinary item     (12,027)       5,988       (1,888)      11,503
                                                                ---------    ---------    ---------    ---------
                Extraordinary item, net of tax                      1,002           --        1,002           --
                                                                ---------    ---------    ---------    ---------
                Net earnings (loss)                             $ (13,029)   $   5,988    $  (2,890)   $  11,503
                                                                =========    =========    =========    =========
Basic earnings (loss) per share:

Net earnings (loss) before extraordinary item                   $   (0.33)   $    0.18    $   (0.05)   $    0.35

Extraordinary item, net of tax                                  $   (0.03)   $      --    $   (0.03)   $      --

Net earnings (loss)                                             $   (0.36)   $    0.18    $   (0.08)   $    0.35

Diluted earnings (loss) per share:

Net earnings (loss) before extraordinary item                   $   (0.33)   $    0.17    $   (0.05)   $    0.34

Extraordinary item, net of tax                                  $   (0.03)   $      --    $   (0.03)   $      --

Net earnings (loss)                                             $   (0.36)   $    0.17    $   (0.08)   $    0.34

                           CENTRAL PARKING CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

         Dollar amounts in thousands
                                                                                               Six Months Ended March 31,
                                                                                                 1999             1998
                                                                                               ---------        ---------
Cash flows from operating activities:
     Net earnings (loss) before extraordinary item                                             $  (1,888)       $  11,503
     Extraordinary item, net of tax                                                               (1,002)              --
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                            10,202            6,682
         Amortization of goodwill and non-compete                                                  5,740            2,632
         Amortization of contract and lease rights, straight-line rent,
              deferred financing fees and other                                                    4,875            2,180
         Equity in partnership and joint venture earnings                                         (2,253)          (2,484)
         Distributions from partnerships and joint ventures                                        2,203            1,685
         Net (gains) loss on sales of property and equipment                                      (2,808)             692
         Deferred income taxes                                                                     1,958              853
         Minority interest                                                                         1,045            1,052
         Changes in operating assets and liabilities, excluding acquisitions:
              (Increase) decrease in management accounts receivable                               (8,302)           1,906
              (Increase) decrease in notes and accounts receivable - other                        (6,756)          (1,271)
              (Increase) decrease in prepaid expenses                                            (14,610)          (2,613)
              (Increase) decrease in prepaid and  refundable income taxes                         (3,185)           2,154
              (Increase) decrease in other assets                                                    423           (1,832)
              Increase (decrease) in accounts payable,
                   accrued expenses and deferred compensation                                      1,267           (2,975)
              Increase (decrease) in management accounts payable                                   8,918              399
              Increase (decrease) in income taxes payable                                           (945)            (102)
                                                                                               ---------        ---------
         Net cash (used) provided by operating activities                                         (5,118)          20,461
                                                                                               ---------        ---------
Cash flows from investing activities:
     Proceeds from sales of property and equipment                                                19,306            6,232
     Purchase of property, equipment, and leasehold improvements                                 (23,165)         (46,206)
     Investments in notes receivable, net                                                        (15,734)             280
     Purchase of contract rights and lease rights                                                (22,190)            (698)
     Investment in and advances to partnerships, joint ventures
         and unconsolidated subsidiaries                                                          (1,013)           5,980
     Acquisitions of companies, net of cash acquired                                                  --         (208,893)
     Purchase of investments                                                                        (197)            (127)
                                                                                               ---------        ---------
         Net cash used by investing activities                                                   (42,993)        (243,432)
                                                                                               ---------        ---------
Cash flows from financing activities:
     Dividends paid                                                                                 (887)            (987)
     Net borrowings under revolving credit agreement, net of issuance costs                       68,704          (13,782)
     Proceeds from issuance of company-obligated mandatorily
         redeemable securities, net of issuance costs                                                 --          106,000
     Proceeds from issuance of notes payable, net of issuance costs                              220,330          117,242
     Principal repayments on notes payable and capital leases                                   (257,457)        (107,199)
     Distribution of debt proceeds from partnerships and joint ventures                               --           30,285
     Proceeds from issuance of common stock and exercise of stock options, net                     2,179           99,632
                                                                                               ---------        ---------
         Net cash provided by financing activities                                                32,869          231,191
                                                                                               ---------        ---------
Foreign currency translation                                                                         175              150
                                                                                               ---------        ---------
         Net increase (decrease)  in cash and cash equivalents                                   (15,067)           8,370
Cash and cash equivalents at beginning of period                                                  50,744           17,308
                                                                                               ---------        ---------
Cash and cash equivalents at end of period                                                     $  35,677        $  25,678
                                                                                               =========        =========

                           CENTRAL PARKING CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

         Dollar amounts in thousands
                                                                                               Six Months Ended March 31,
                                                                                                 1999             1998
                                                                                               ---------        ---------
Non-cash transactions:
     Issuance of restricted stock                                                              $      18        $      --
     Issuance of stock in acquisitions                                                         $      --        $  39,385

Effects of acquisitions:
     Estimated fair value of assets acquired                                                   $      --        $  94,123
     Purchase price in excess of the net assets acquired                                              --          211,085
     Estimated fair value of liabilities assumed                                                                  (48,717)
     Stock issued                                                                                     --          (39,385)
                                                                                               ---------        ---------
     Cash paid                                                                                        --          217,106
     Less cash acquired                                                                                            (8,213)
                                                                                               =========        =========
     Net cash paid for acquisitions                                                            $      --        $ 208,893
                                                                                               =========        =========

                           CENTRAL PARKING CORPORATION
 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1998 (included in the Company's Annual Report on Form 10-K). Certain items have been restated to conform to current year presentation.

Mergers and Acquisitions

ALLRIGHT HOLDINGS, INC.

On March 19, 1999, Central Parking Corporation (the "Company" or "Central Parking") completed a merger ("the Merger") in which Allright Holdings, Inc. ("Allright") merged with a wholly owned subsidiary of the Company. Approximately
7.0 million shares of Central Parking stock, and approximately 0.5 million options and warrants to purchase such common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. Allright was one of the largest parking services companies in the United States with revenues of approximately $217.2 million for the fiscal year ended June 30, 1998.

The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had always been part of Central Parking from the date of Allright's inception, October 31, 1996. The Company incurred $27.3 million of merger related expenses on a pre-tax basis as of March 31, 1999. Included in these costs are approximately $18.2 million in professional fees, which are comprised of investment banking, legal, accounting, and consulting fees; $8.0 million related to Allright employment agreements, and the balance of $1.1 million in travel, supplies, printing, and other out-of-pocket expenses. In connection with the Merger, Allright entered into certain employment and management continuity agreements. Under such agreements, certain payments will be made which are contingent upon continued employment through certain dates. Payments that were required prior to and concurrent with the consummation of the merger have been included in merger costs. Payments to be made in future periods, subject to attaining the employment periods, total approximately $3.6 million.

Prior to the Central Parking/Allright Merger, Allright's fiscal year ended June
30. In recording the business combination, Allright's fiscal year-end has been restated to reflect a September year-end to conform with Central Parking's fiscal year-end. There were no material transactions between Central Parking and Allright prior to the Merger. Certain reclassifications have been made to Allright's historical financial statements to conform to Central's presentation.

As a result of restating financial information of both companies to conform to Central Parking's fiscal year-end, and to provide for comparability of operations, the quarter ending September 30, 1998 for Allright has been recorded directly to stockholders' equity, and is not included in year-to-date information presented in the accompanying consolidated financial statements.

The results of operations and cash flows from Allright for that quarter were as follows: (in thousands)

         Results of Operations                                         Cash Flows from:
         ---------------------                                         ----------------
     Total revenue                   $59,167                  Operating activities      $   1,142
     Earnings before tax                 244                  Investing activities         (4,552)
     Income tax                          264                  Financing activities         14,659
     Net loss                            (20)

ALLIED PARKING

    On October 1, 1998, Allright purchased from Allied Parking, Inc. ("Allied"), four leases relating to parking facilities in New York City, with remaining lease terms ranging from 2006 to 2029 for approximately $14.2 million. Allied agreed to lease to Allright two more lots for 19 years, each in exchange for a note receivable of $4.9 million, secured by an assignment of rents. Allright also purchased the right to use the "Allied Parking" name for $835,000.

    On November 8, 1998, Allright purchased six additional leases from Allied Parking with maturities ranging from 1999 to 2008 for $5.1 million. Allright also purchased the right to use the "Allied Parking" name associated with these leases for $300,000.

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

NATIONAL GARAGES, INC.

    On December 1, 1997, Allright purchased substantially all of the assets of National Garages, Inc. ("National"), a privately owned parking company based in Detroit, which operates 210 facilities located primarily in the Midwestern United States. The purchase price of approximately $3.7 million was paid in cash and financed through working capital and $2.2 million in debt under Allright's previous revolving line of credit.

EDISON RESTRUCTURING AGREEMENT

    In connection with the Merger, Allright entered into a Restructuring Agreement with Edison Parking Management L.P., which required Allright to contribute an additional $11.7 million to the limited partnership and modify certain other related agreements. The partnership then loaned such amounts back to Allright

Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, or if restricted shares of common stock were to become fully vested, that then shared in the earnings of the entity. Earnings per share for all periods presented have been calculated and presented in accordance with SFAS No. 128.

The following tables set forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended             Three Months Ended
                                                    March 31, 1999                  March 31,1998

                                           Income       Common    Per-Share  Income     Common   Per-Share
                                         Available      Shares      Amount  Available   Shares     Amount
                                         ($000's)       (000's)              ($000's)   (000's)
                                         -----------------------------------------------------------------
Basic earnings per share:
Earnings (loss) before extraordinary
   item                                   $(12,027)     36,273     $(0.33)    $5,988     33,540     $0.18
Effect of dilutive stock and options:
   Stock option plan                                                                        464     (0.01)
   Restricted stock plan                                                                    173
   Deferred stock unit plan                                                                  12
   Employee stock purchase plan                                                              48
                                          --------      ------     ------     ------     ------     -----
Diluted earnings per share:
Earnings (loss) before extraordinary
   item                                   $(12,027)     36,273     $(0.33)    $5,988     34,237     $0.17
                                          ========      ======     ======     ======     ======     =====

                                                  Six Months Ended                Six Months Ended
                                                    March 31, 1999                  March 31,1998

                                           Income       Common    Per-Share  Income     Common   Per-Share
                                         Available      Shares      Amount  Available   Shares     Amount
                                         ($000's)       (000's)              ($000's)   (000's)
                                         -----------------------------------------------------------------
Basic earnings per share:
Earnings (loss) before extraordinary
   item                                   $ (1,888)     36,267     $(0.05)   $11,503     33,032     $0.35
Effect of dilutive stock and options:
   Stock option plan                                                                        441     (0.01)
   Restricted stock plan                                                                    174
   Deferred stock unit plan                                                                   6
   Employee stock purchase plan                                                              48
                                          --------      ------     ------    -------     ------     -----
Diluted earnings per share:
Earnings (loss) before extraordinary
   item                                    $(1,888)     36,267     $(0.05)   $11,503     33,701     $0.34
                                          ========      ======     ======    =======     ======     =====

Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holder of restricted stock may forfeit such shares if certain employment or service requirements are not met. The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At March 31, 1999, such securities were convertible into 2,000,000 shares of common stock. For the three and six months ended March 31, 1999, options and warrants to purchase 1,172,983 and 1,235,938 shares, respectively of Central Parking common stock are excluded from the diluted common shares since they are antidilutive.

Long Term Debt

On March 19, 1999, Central Parking established a new credit facility (the "New Credit Facility") providing for an aggregate of up to $400 million consisting of a five-year $200 million revolving credit facility including a sublimit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12,500,000 commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at either prime rate plus 0.5% or LIBOR plus a margin of 1.12% through June 19, 1999, and thereafter reverts to a grid-based pricing based upon the Company achieving certain financial ratios. The New Credit Facility contains certain covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. Central Parking used the New Credit Facility to replace Central Parking's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of March 31, 1999 is $319 million with a weighted average interest rate of 6.08% for the period from March 19, 1999 through March 31, 1999.

The Company had previously established a credit facility (the "Previous Credit Facility") providing for an aggregate availability of up to $300 million, consisting of a five-year $200 million revolving credit facility, including a sub-limit of $25 million for standby letters of credit, and a $100 million term loan. The $100 million term loan was repaid with proceeds from debt and equity offerings completed in March 1998, and the remaining balance of the revolving credit facility was repaid with proceeds from the New Credit Facility.

In October 1996, Allright entered into a credit agreement for the purpose of financing the purchase of the predecessor company. The credit facility was obtained in two tranches with two sub-portions to the first tranche. The first tranche, sub-part A of $30 million, bore an annual interest rate of one month LIBOR plus 3.00% through October 30, 1998, and LIBOR plus 3.25% thereafter. The first tranche, sub-part B of $125 million bore an annual interest rate of LIBOR plus 3.00% through October 31, 1998, and LIBOR plus 3.25% thereafter. The second tranche, of $30 million, bore an annual interest rate of 12.25% up to October 30, 1998, and 12.5% thereafter. All tranches were set to mature October 30, 1999. These obligations were repaid upon consummation of the Merger from proceeds of the New Credit Facility. In connection with the repayment of such amounts, the Company recognized an extraordinary loss of $1.5 million, ($1.0 million, net of tax).

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

The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of subsidiary whose sole assets are convertible subordinated debentures of the Parent. The consolidated results of operations reflect dividends on the Preferred Securities in interest expense.

Recent Accounting Pronouncements

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by and distributions to owners. The Company's other comprehensive income consists of foreign currency translation, which is recorded to shareholders' equity, net of tax. Other comprehensive loss for the six month periods ended March 31, 1999 and 1998 was $175 thousand and $150 thousand, respectively.

ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 16, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal-use software should be capitalized and which should be expensed. The Company is in the process of determining what impact, if any, this pronouncement will have on its financial statements.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at their fair value, in the statement of financial position. The Company is in the process of evaluating the impact, if any, this pronouncement will have on its financial statements.

Subsequent Events

On April 14, 1999 the Company entered into a letter agreement to purchase the remaining 60% interest in a partnership which operates a parking facility in New York City for $23.2 million in cash. The Company currently owns 40% of the partnership. The current partner will continue to manage the garage for the next 7 years.

During April 1999 the Company purchased an additional lease from Allied Parking with a remaining lease term through 2020 for $3.0 million. The Company also purchased the right to use the "Allied Parking" name associated with the properties covered by this lease as part of the purchase price.

On May 10, 1999, the Company entered into a definitive agreement to purchase a parking facility that is being developed in Chicago by a wholly owned subsidiary of Prime Group Realty Trust (NYSE: PGE). The purchase price is approximately $37.3 million. The garage will have a total of 1,018 parking spaces as well as 4,200 square feet suitable for retail. Under the terms of the agreement, the purchase will occur upon completion of the parking facility, which is expected in the latter part of 2000.

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

     - the ability of the Company to successfully complete Year 2000 compliance measures;

     - global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws regulating the environment.

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

Parking revenues from owned properties amounted to $35.2 million and $28.4 million for the six months ended March 31, 1999 and March 31,1998, respectively. Owned properties parking revenues, as a percentage of parking revenues, accounted for 11.1% and 12.1% in the six months ended March 31, 1999 and 1998, respectively. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

Parking revenues from leased facilities amounted to $283.2 million and $206.1 million for the six months ending March 31, 1999 and 1998, respectively. Leased properties parking revenues, as a percentage of parking revenues, accounted for 88.9% and 87.9% in the six months ending March 31, 1999 and 1998, respectively. Leases generally provide for a contractually established payment to the facility owner, which is either a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

Management contract revenues amounted to $45.5 million and $29.6 million for the six months ended March 31, 1999 and 1998, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

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

As of March 31, 1999, Central Parking operated 2,045 parking facilities through management contracts, leased 2,541 parking facilities, and owned 263 parking facilities, either independently or in joint venture with third parties.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Parking revenues for the second quarter of fiscal 1999 increased to $160.6 million from $126.8 million in the second quarter of fiscal 1998, an increase of $33.8 million, or 26.7%. Of the $33.8 million increase, $16.1 million resulted from the acquisitions of Kinney, Turner and Sterling's 267 leased and owned locations. The remaining increase of $17.7 million, resulted from the net addition of 110 leased and owned locations over the same period last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. During the previous quarter, the Company converted four previously leased locations to a management agreement. This conversion reduced parking revenues by $2.6 million in the second quarter of fiscal 1999 as compared to the same quarter of fiscal 1998. Revenues from foreign operations amounted to $7.5 million and $5.4 million, for the quarters ended March 31, 1999 and 1998, respectively. This increase resulted primarily from increased parking activities in the Company's European Operations.

Management contract revenues for the second quarter of fiscal 1999 increased to $22.6 million from $16.0 million in the second quarter of fiscal 1998, an increase of $6.6 million or 41.4%. Of the $6.6 million increase, $1.1 million resulted from the addition of 423 management locations through the acquisitions of Kinney, Turner, Sterling, and National. The remaining increase of $5.5 million is attributed to the net addition of 410 management contracts and increased management fees on existing locations.

Cost of parking in the second quarter of 1999 increased to $136.1 million from $104.5 million in the second quarter of 1998, an increase of $31.6 million or 30.2%. The significant components of the increase from the second quarter of 1998 to the second quarter of 1999 were rent expense and payroll expense. Rent expense increased, principally as a result of new locations from acquisitions and net new additions. Payroll increased as a result of new locations from acquisitions, net new additions, and increases in parking activities at existing locations. Cost of parking as a percentage of parking revenues increased to 84.7% in the second quarter of fiscal 1999 from 82.4% in fiscal second quarter 1998. This increase was attributable to higher operating costs such as rent and payroll associated with facilities acquired with Kinney, partially offset by the Company's conversion of four previously leased locations to a management agreement, which reduced costs of parking by $2.3 million in the second quarter of fiscal 1999 as compared to the same quarter of fiscal 1998.

Cost of management contracts in fiscal second quarter 1999 increased to $6.0 million from $3.8 million in the comparable period in 1998, an increase of $2.2 million or 56.3%. The increase in cost reflects higher insurance claims, in total, and as a percentage of management contract revenue, and higher employment taxes associated with the increase in the number of managed facilities. Cost of management contracts as a percentage of management contract revenue increased to 26.7% for the second fiscal quarter 1999 from 24.2% for the same period last year.

General and administrative expenses excluding amortization of goodwill increased to $19.2 million for the second quarter of fiscal 1999 from $15.2 million in fiscal second quarter 1998, an increase of $4.0 million or 26.1%. The increase is primarily attributable to the purchase of Kinney and the increased administrative activities associated with the Kinney operations. General and administrative expenses, as a percentage of revenues, were 10.5% for the second quarter of fiscal 1999 compared to 10.6% for the second quarter of fiscal 1998.

Goodwill and non-compete amortization for the second quarter of fiscal 1999 increased to $2.8 million from $1.7 million in fiscal second quarter 1998, an increase of $1.1 million, as a result of the Sterling, CPS of Louisiana, Turner, Kinney, and National acquisitions.

The Company incurred $27.3 million of merger related expenses on a pretax basis as of March 31, 1999 that were reported as operating expenses. Included in these expenses are approximately $18.2 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $8.0 million related to Allright employment payments, and the balance of $1.1 million in travel, supplies, printing, and other out-of-pocket expenses. The Company anticipates approximately $10.2 million of additional expenses related to the Allright merger, which will be recognized when incurred in subsequent quarters.

Interest income remained relatively constant at $946 thousand for the second quarter of fiscal 1999, compared with $948 thousand in the second quarter of fiscal 1998.

Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $8.9 million for the second quarter of fiscal 1999 from $9.2 million in the second quarter of fiscal 1998. The decrease in interest expense was primarily attributable to lower interest rates on the Company's credit facilities. The weighted average balance outstanding under such credit facilities and convertible securities was $433.8 million during the quarter ended March 31,1999, at a weighted average interest rate of 8.0% compared to $433.4 during the quarters ended March 31, 1998 at an average interest rate of 9.2%.

During the quarter, a third party exercised its option to purchase certain land from the Company. As a result, the Company received proceeds of $17.7 million and recognized a gain on such sale of $2.5 million.

Income taxes decreased to a benefit of $352 thousand for the second quarter of fiscal 1999 from tax expense of $3.7 million in the second fiscal quarter in 1998, a decrease of $4.1 million. The effective tax rate for the second fiscal 1999 quarter was impacted by an increase in non-deductible goodwill amortization, the tax benefit of merger expenses, and by the tax expense on the gain on sale of property.

During the quarter, an extraordinary loss of $1.5 million, or $1.0 million net of tax, was incurred in connection with the repayment of Allright's debt in connection with the Merger.

Six Months Ended March 31, 1999 Compared to Six Months Ended March 31, 1998

Parking revenues for the six months ending March 31, 1999 increased to $318.4 million from $234.5 million in the same period ended March 31, 1998, an increase of $83.9 million, or 35.8%. Of the $83.9 million increase, $50.0 million resulted from the acquisitions of Kinney, Turner, Sterling, and National's 267 leased and owned locations. The remaining increase of $33.9 million, resulted from the net addition of 267 leased and owned locations over the same period last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. During the previous year, the Company converted four previously leased locations to a management agreement. This conversion reduced parking revenues by $5.0 million in the second quarter of fiscal 1999 as compared to the same quarter of fiscal 1998. Revenues from foreign operations amounted to $16.3 million and $16.7 million, for the quarters ended March 31, 1999 and 1998, respectively.

Management contract revenues for the first half of fiscal 1999 increased to $45.5 million from $30.0 million in the same period of fiscal 1998, an increase of $15.9 million or 54.0%. Of the $15.5 million increase, $4.1 million resulted from the addition of 423 management locations through the acquisitions of Kinney, Turner, Sterling, and National. The remaining increase of $11.8 million is attributed to the net addition of 255 management contracts and increased management fees on existing locations.

Cost of parking in the first half of fiscal 1999 increased to $265.1 million from $193.6 million in the first half of fiscal 1998, an increase of $71.5 million or 36.9%. The significant components of the increase from the first half of 1998 to the first half of 1999 were rent expense and payroll expense. Rent expense increased, principally as a result of new locations from acquisitions and net new additions. Payroll increased, principally as a result of new locations from acquisitions, net new additions and increases in parking activities at existing locations. Cost of parking as a percentage of parking revenues decreased to 83.3% in the second quarter of fiscal 1999 from 82.6% in fiscal first half of 1998. This decrease was attributable to lower operating costs such as rent and utilities associated with facilities acquired with Kinney, as well as the spreading of a number of other fixed costs over a larger revenue base. The Company's conversion of four previously leased locations to a management agreement which reduced costs of parking by $4.6 million in the first half of fiscal 1999 as compared to the same period of fiscal 1998.

Cost of management contracts in the first six months of fiscal 1999 increased to $11.7 million from $7.1 million in the comparable period in 1998, an increase of $4.6 million or 64.1%. The increase in cost reflects higher insurance claims, in total, and as a percentage of management contract revenue, and higher employment taxes associated with the increase in the number of managed facilities. Cost of management contracts as a percentage of management contract revenue decreased to 25.7% for the six months ending March 31, 1999 from 24.1% for the same period last year.

General and administrative expenses excluding amortization of goodwill increased to $38.9 million for the six months ended March 31, 1999 from $28.6 million in the same period of 1998, an increase of $10.3 million or 35.8%. The increase is primarily attributable to the purchase of Kinney and the increased administrative activities associated with the Kinney operations. General and administrative expenses, as a percentage of revenues, were 10.7% for the first half of fiscal 1999 compared to 10.8% for the first half of fiscal 1998.

Goodwill and non-compete amortization for the first half of fiscal 1999 increased to $5.7 million from $2.6 million in the first half of fiscal 1998, an increase of $3.1 million, as a result of the Sterling, CPS of Louisiana, Turner, Kinney, and National acquisitions.

The Company incurred $27.3 million of merger related expenses on a pretax basis as of March 31, 1999 that were reported as operating expenses. Included in these expenses are approximately $18.2 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $8.0 million related to Allright, employment agreements, and the balance of $1.1 million in travel, supplies, printing, and other out-of-pocket expenses. The Company anticipates approximately $10.2 million of additional expenses related to the Allright merger which will be recognized when incurred in subsequent quarters.

Interest income increased to $2.1 million for the six months ended March 31, 1999, from $1.8 million in the same period of 1998, an increase of $300 thousand. The increase in interest income is a result of larger balance in notes receivable outstanding during the six-month period.

Interest expense and dividends on company-obligated mandatorily redeemable convertible securities of a subsidiary trust increased to $17.9 million for the six months ended March 31, 1999 from $16.1 million in the first half of fiscal 1998. The increase in interest expense was primarily attributable to the increase in indebtedness under the Company's credit facilities and convertible securities. The weighted average balance outstanding under such credit facilities was $286.3 million during the six months ended March 31,1999, at a weighted average interest rate of 11.5%. The weighted average balance outstanding was $321.7 million during the six months ended March 31, 1998, at an average interest rate of 9.4%.

During the first half of fiscal 1999, a third party exercised its option to purchase certain land from the Company. As a result, the Company received proceeds of $17.7 million and recognized a gain on such sale of $2.5 million.

Income taxes decreased to $6.1 million for the first half of fiscal 1999 from $7.9 million in the first half of fiscal 1998, a decrease of $1.8 million or 23.0%. The effective tax rate for the first half of fiscal 1999 was 145.0% compared to a rate of 40.7% for the same period in 1998. The increase in the effective tax rate is attributable to an increase in non-tax deductible goodwill amortization, an increase in expenses related to the Allright merger that are not all tax deductible, and higher state income taxes.

During the six months ended March 31, 1999, an extraordinary loss of $1.5 million ($1.0 million net of tax) was incurred on the extinguishment of Allright's debt in connection with the Merger.

Liquidity and Capital Resources

Operating activities for the six months ended March 31, 1999 used net cash of $5.1 million, compared to $20.5 million of cash provided by operating activities for the six months ended March 31, 1998. This decrease in cash provided by operating activities resulted from merger expenses of $27.3 million, increases in management accounts receivable of $10.2 million, prepaid rent and other expenses of $12.0 million, and prepaid and refundable income taxes of $5.3 million; partially offset by an increase in management accounts payable of $8.5 million and an increase in accounts payable, accrued expenses and deferred compensation of $4.2 million.

Net cash used by investing activities was $43.0 million for the first half of fiscal 1999, a decrease in cash used of $200.4 million from net cash of $243.4 million used in investing activities during the first half of fiscal 1998. In the first half of 1999, the Company received proceeds from sale of property of $13.1 million more than in the first half of fiscal 1998, offset by increases in notes receivable of $16.0 million. In the first half of fiscal 1998, the Company used $187.4 million more for acquisitions, net of cash acquired and purchase of contract and lease rights, than in the same period of 1999.

Net cash provided by financing activities for the six months ended March 31, 1999 was $32.9 million, a decrease of $198.3 million over the $231.2 million provided during the six months ended March 31, 1998. Primary factors that contributed to this decrease are the purchase of Kinney, the issuance of preferred securities, and the issuance of common stock in connection with the completion of a secondary offering during the first six months of fiscal 1998, which did not occur in the same six month period of fiscal 1999.

Depending on the timing and magnitude of the Company's future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and from Central Parking's New Credit Facility (described below) over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates; however, as of March 31, 1999, Central Parking had no material outstanding commitments for capital expenditures related to current operations except as discussed below. If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the New Credit Facility, Central Parking may seek additional sources of capital, including the sale or issuance of Central Parking common stock or convertible securities, or amending the New Credit Facility to obtain additional indebtedness. Central Parking's ability to raise additional capital by issuing additional shares of common stock is limited as a result of the registration rights agreement entered into in connection with the merger with Allright Holdings, Inc. ("Allright"). The registration rights agreement provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Company common stock. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions.

Future Cash Commitments

On May 10, 1999, the Company entered into a definitive agreement to purchase a parking facility that is being developed in Chicago by a wholly owned subsidiary of Prime Group Realty Trust (NYSE: PGE). The purchase price is approximately $37.3 million. The garage will have a total of 1,018 parking spaces as well as 4,200 square feet suitable for retail. Under the terms of the agreement, the purchase will occur upon completion of the parking facility, which is expected in the latter part of 2000.

During April 1999 the Company purchased an additional lease from Allied Parking with a lease term through 2020 for $3.0 million. Allright also purchased the right to use the "Allied Parking" name associated with these as part of the purchase price.

On April 14, 1999, the Company entered into a letter agreement to purchase the remaining 60% interest in a partnership which operates a parking facility in New York City for $23.2 million in cash. The Company currently owns 40% of the partnership. The current partner will continue to manage the garage for the next 7 years.

In connection with the Allright merger, the Company has incurred $27.3 million of merger related expenses on a pre tax basis. The Company anticipates approximately $10.2 million of additional expenses related to the Allright Merger which will be recognized when incurred in subsequent quarters. Included in this total is approximately $3.6 million of amounts to be paid to certain Allright employees under retention and employment agreements.

New Credit Facility

On March 19, 1999, Central Parking established a new credit facility providing for an aggregate of up to $400 million (the "New Credit Facility") consisting of a five-year $200 million revolving credit facility including a sublimit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12,500,000 commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at either prime rate plus 0.5% or LIBOR plus a margin of 1.12% through June 19, 1999 thereafter reverts to a grid based pricing based upon the Company achieving certain financial ratios. The New Credit Facility contains certain covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. Central Parking used the New Credit Facility to replace Central Parking's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of March 31, 1999 is $319 million, with a weighted average interest rate of 6.065% for the period from March 19, 1999 through March 31, 1999.

The Company had previously established a credit facility (the "Previous Credit Facility") providing for an aggregate availability of up to $300 million, consisting of a five-year $200 million revolving credit facility, including a sub-limit of $25 million for standby letters of credit, and a $100 million term loan. The $100 million term loan was repaid with proceeds from debt and equity offerings completed in March 1998, and the remaining balance of the revolving credit facility was repaid with proceeds from the New Credit Facility.

In October 1996, Allright entered into a credit agreement for the purpose of financing the purchase of the predecessor company. The credit facility was obtained in two tranches with two sub-portions to the first tranche. The first tranche, sub-part A of $30 million, bore an annual interest rate of one month LIBOR plus 3.00% through October 30, 19998, and LIBOR plus 3.25% thereafter. The first tranche, sub-part B of $125 million bore an annual interest rate of LIBOR plus 3.00% through October 31, 1998, and LIBOR plus 3.25% thereafter. The second tranche, of $30 million, bore an annual interest rate of 12.25% up to October 30, 1998, and 12.5% thereafter. All tranches were set to mature October 30, 1999. These obligations were repaid upon consummation of the Merger from proceeds of the New Credit Facility.

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

Year 2000

The Company has considered the impact of Year 2000 issues on its computer systems and applications and has developed remediation plans. These plans are part of The Company's ongoing business strategies to incorporate advanced technologies in its information systems, and were contemplated in advance of Year 2000 issues. The expenditures for system upgrades will be accounted for as regular capital expenditures and will be depreciated over their estimated useful lives of 3 - 5 years. The ongoing expenses of training and testing are expensed as they are incurred. The Company has spent in excess of $4 million upgrading its computer information systems in accordance with its plans for technological enhancement. Such expenditures are not material to the Company's operations or liquidity. Based on tests and other information, Central Parking has concluded that the upgraded information systems that have been installed are Year 2000 compliant. The Company believes that subsequent systems being contemplated will also be Year 2000 compliant. System hardware and software that in management's estimation are not Year 2000 compliant have been fully depreciated. Central Parking is in the process of testing newly installed systems to determine their compliance with Year 2000 issues, and, while testing is not yet complete, the Company believes that all such systems are Year 2000 compliant. Management believes that it has enough time to fully test and foresee all significant remaining Year 2000 issues on its information systems and, therefore, does not have any other contingency plan in place for such systems.

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

Certain property management systems are not currently Year 2000 compliant, however, alternative systems are being implemented and tested that will adequately address the Year 2000 issue. The Company believes all such systems will be fully Year 2000 compliant by December 1999. In the event such systems are not completely installed, or are not Year 2000 compliant, the Company has manual back up systems that will adequately perform all material functions.

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

Mergers and Acquisitions

ALLRIGHT HOLDINGS, INC.

On March 19, 1999, Central Parking Corporation (the "Company" or "Central Parking") completed a merger ("the Merger") in which Allright Holdings, Inc. ("Allright"), merged with a wholly owned subsidiary of the Company. Approximately 7.0 million shares of Central Parking stock, and approximately 0.5 million options and warrants to purchase common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. Allright was one of the largest parking services companies in the United States with revenues of approximately $217.2 million for the fiscal year ended June 30, 1998.

The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had always been part of Central Parking from the date of Allright's inception, October 31, 1996. The Company incurred $27.3 million of merger related expenses on a pretax basis as of March 31, 1999 that were reported as operating expenses. Included in these costs are approximately $18.2 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $8.0 million related to Allright employment agreements and the balance of $1.1 million in travel, supplies, printing, and other out-of-pocket expenses. In connection with the Merger, Allright entered into certain employment and management continuity agreements. Under such agreements, certain payments will be made which are contingent upon continued employment through certain dates. Payments that were required prior to and concurrent with the consummation of the merger have been included in merger costs. Payments to be made in future periods, subject to attaining the employment periods, total approximately $3.6 million.

Prior to the Central Parking/Allright Merger, Allright's fiscal year ended June
30. In recording the business combination, Allright's fiscal year-end has been restated to reflect a September year-end to conform to Central Parking's fiscal year-end. There were no material transactions between Central Parking and Allright prior to the Merger. Certain reclassifications have been made to Allright's historical financial statements to conform to Central's presentation.

As a result of restating financial information of both companies to conform to Central Parking's fiscal year-end, and to provide for comparability of operations, the quarter ending September 30, 1998 for Allright has been recorded directly to stockholders' equity, and is not included in year-to-date information presented in the accompanying consolidated financial statements.

The results of operations and cash flows for Allright for that quarter were as follows: (in thousands)

         Results of Operations                                         Cash Flows from:
         ---------------------                                         ----------------
     Total revenue                   $59,167                  Operating activities      $   1,142
     Earnings before tax                 244                  Investing activities         (4,552)
     Income tax                          264                  Financing activities         14,659
     Net loss                            (20)

ALLIED PARKING

    On October 1, 1998, Allright purchased from Allied four leases relating to parking facilities in New York City, with remaining lease terms ranging from 2006 to 2029 for approximately $14.2 million. Allied agreed to lease to Allright two more lots for 19 years each in exchange for a prepaid lease payment of $4.9 million. Allright also purchased the right to use the "Allied Parking" name for $835,000.

    On November 8, 1998, Allright purchased six additional leases from Allied Parking with maturities ranging from 1999 to 2008 for $5.1 million. Allright also purchased the right to use the "Allied Parking" name associated with these leases for $300,000.

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

NATIONAL GARAGES, INC.

    On December 1, 1997, Allright purchased substantially all of the assets of National Garages, Inc. ("National") a privately owned parking company based in Detroit, which operates 210 facilities located primarily in the Midwestern United States. The purchase price of approximately $3.7 million was paid in cash and financed through working capital and $2.2 million in debt under on Allright's previous revolving line of credit.

EDISON RESTRUCTURING AGREEMENT

In connection with the Merger, Allright entered into a Restructuring Agreement with Edison Parking Management L.P., which required Allright to contribute an additional $11.7 million to the limited partnership and modify certain other related agreements. The Partnership then loaned such amounts back to Allright.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

Eight directors were elected for terms ending at the 2000 Annual Meeting of Shareholders, at the Company's Annual Meeting of Shareholders which was held on March 5, 1999.

         Each director received the following number of total votes:

                  ---------------------------------------------------------------------------------------------
                                                                    FOR              AGAINST           ABSTAIN
                  ---------------------------------------------------------------------------------------------
                  Monroe J. Carrell, Jr.                          26,697,963             0              93,076
                  ---------------------------------------------------------------------------------------------
                  James H. Bond                                   26,697,963             0              93,076
                  ---------------------------------------------------------------------------------------------
                  Cecil Conlee                                    26,698,102             0              92,937
                  ---------------------------------------------------------------------------------------------
                  Lowell Harwood                                  26,696,833             0              94,206
                  ---------------------------------------------------------------------------------------------
                  Lewis Katz                                      26,697,233             0              93,806
                  ---------------------------------------------------------------------------------------------
                  Edward G. Nelson                                26,696,227             0              94,812
                  ---------------------------------------------------------------------------------------------
                  William C. O'Neil, Jr.                          26,697,513             0              93,526
                  ---------------------------------------------------------------------------------------------
                  Julia Carell Stadler                            26,693,812             0              97,227
                  ---------------------------------------------------------------------------------------------


The following proposals were approved at a special meeting of shareholders of Central Parking Corporation held on February 17, 1999.

         The approval of an Agreement and Plan of Merger by and among Central Parking, Central Merger Sub, Inc. ("Central Parking Sub"), Allright Holdings, Inc. ("Allright"), Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. dated as of September 21, 1998, and amended as of January 5, 1999, pursuant to which Central Parking Sub was merged with and into Allright, and the issuance of Central Parking common stock.

                               ------------------------------------------------
                                    FOR            AGAINST          ABSTAIN
                               ------------------------------------------------
                               24,751,034               652,442      1,387,563
                               ------------------------------------------------


         The approval of an amendment to the Central Parking Amended and Restated Charter to increase the number of shares of authorized common stock from 50 million to 100 million (the "Charter Amendment Proposal").

                               ------------------------------------------------
                                    FOR            AGAINST          ABSTAIN
                               ------------------------------------------------
                                   24,751,034           652,442      1,387,563
                               ------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         (2) Agreement and Plan of Merger by and among Central Parking Corporation, Central Merger Sub, Inc., Allright Holdings, Inc, Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P., dated as of September 21, 1998, and amended as of January 5, 1999 (incorporated by reference to Exhibit 2 to the Company's Registration Statement
         No. 333-66081 on Form S-4).

         (3)(i) Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (filed herewith on page 22).

     (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on February 12, 1999 announcing operating results for the first quarter of fiscal 1999.

         The Company filed a Current Report on Form 8-K on April 5, 1999 announcing the merger with Allright.

27.  Financial Data Schedule (EDGAR Filing Only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CENTRAL PARKING CORPORATION

Date:    May 17, 1999                        By: /s/ Stephen A. Tisdell
     ----------------                            -------------------------------
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