Form 10-K/A
period 1998-09-30
CENTRAL PARKING CORP
filed 1999-07-28
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended September 30, 1998.

                                       or


   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ____________________ to____________________

                        Commission file number 001-13950

                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                TENNESSEE                                62-1052916
-----------------------------------------   ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

         2401 21ST AVENUE SOUTH,
     SUITE 200, NASHVILLE, TENNESSEE                        37212
-----------------------------------------   ------------------------------------
 (Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:       (615) 297-4255
                                                   -----------------------------

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

    COMMON STOCK $0.01 PAR VALUE       Name of each Exchange on which registered
--------------------------------------------------------------------------------
          (Title of Class)                       NEW YORK STOCK EXCHANGE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on December 24, 1998, was $979,825,178. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

             Class                            Outstanding at December 24, 1998
----------------------------------            --------------------------------
  Common Stock, $0.01 par value                          29,579,628

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders which was held on March 5, 1999 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1998 are incorporated by reference into Part II of this Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

     The following financial statements and related notes of the Company contained in the Company's Report on Form 8-K/A filed on June 4, 1999 are incorporated herein by reference.


         Independent Auditors Reports

         Consolidated Balance Sheets -
         September 30, 1997 and 1998

         Consolidated Statements of Earnings - Fiscal Years
         Ended September 30, 1996, 1997 and 1998

         Consolidated Statements of Shareholders' Equity -
         Fiscal Years Ended September 30, 1996, 1997 and 1998

         Consolidated Statements of Cash Flows - Fiscal Years
         Ended September 30, 1996, 1997 and 1998

         Notes to Consolidated Financial Statements

     The following financial statements and related notes and exhibit are attached hereto following the signature page.

         Financial Information as required by Form 11-K with respect to the 1996 Central Parking Corporation Employee Stock Purchase Plan for the plan year ended March 31, 1999

                     Independent Auditors' Report
                     Statements of Net Assets
                     Statements of Changes in Net Assets
                     Notes to Financial Statements
                     Exhibit 23 Consent of KPMG LLP

(a) (2)  FINANCIAL STATEMENT SCHEDULES

     None

     Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

(a) (3)  EXHIBITS

     The exhibits listed in the Index to Exhibits, which appears immediately following the Signature Page of this Form 10-K, are incorporated herein by reference or filed as part of this Form 10-K.

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

Date: 7/26/99                               CENTRAL PARKING CORPORATION
     ------------

                                            BY /s/ Stephen A. Tisdell
                                              -------------------------------
                                                 Stephen A. Tisdell
                                                 Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                          Title                          Date

/s/ Stephen A. Tisdell     Chief Financial Officer                7/26/99
----------------------     (Principal Financial and               -------
Stephen A Tisdell          Accounting Officer)


                          INDEPENDENT AUDITORS' REPORT


The Administrative Committee
Central Parking Corporation
Employee Stock Purchase Plan:

We have audited the accompanying statements of net assets of Central Parking Corporation's Employee Stock Purchase Plan as of March 31, 1998 and 1999, and the related statements of changes in net assets for each of the years in the three year period ended March 31, 1999. These financial statements are the responsibility of the Plan's Administrative Committee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets of Central Parking Corporation's Employee Stock Purchase Plan as of March 31, 1998 and 1999, and the changes in net assets for each of the years in the three year period ended March 31, 1999 in conformity with generally accepted accounting principles.



(Signed) KPMG LLP



July 2, 1999

                           CENTRAL PARKING CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

                            Statements of Net Assets

                             March 31, 1998 and 1999



                                                    1998               1999
                                                    ----               ----
Net assets                                      $     --                 --
                                                ===========         =========


See accompanying notes to financial statements.

                           CENTRAL PARKING CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

                       Statements of Changes in Net Assets

                    Years ended March 31, 1997, 1998 and 1999



                                               1997         1998          1999
                                               ----         ----          ----

Employee contributions                      $ 560,175      925,544      1,401,560
Disbursements to purchase stock
   of Central Parking Corporation            (560,175)    (925,544)    (1,401,560)
                                            ---------     --------     ----------

               Net increase in net assets          --           --             --

Net assets:

  Beginning of year                                --           --             --
                                            ---------     --------     ----------

  End of year                               $      --           --             --
                                            =========     ========     ==========



See accompanying notes to financial statements.

                           CENTRAL PARKING CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

                          Notes to Financial Statements

                             March 31, 1998 and 1999



(1)    DESCRIPTION OF THE PLAN

       The following is a brief description of the Central Parking Corporation Employee Stock Purchase Plan (the Plan). Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

       (A)    GENERAL

              The Plan was adopted by the Board of Directors and shareholders of Central Parking Corporation (the Company) for the benefit of its employees. It became effective on April 1, 1996.

       (B)    ELIGIBILITY

              Employees of the Company's subsidiaries are eligible to participate in the Plan if they meet the following criteria:

                  a) Are a permanent employee of the Company;

                  b) Work 20 hours or more per week;

                  c) Work more than five months per year;

                  d) Are employed for three consecutive months by January 1
                     prior to the start of the Plan year; and

                  e) Have not withdrawn from the Plan in the past six months.

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

       (C)    CONTRIBUTIONS

              Participants in the Plan can elect to contribute from a minimum of $3 per weekly payroll ($6 per biweekly payroll) to a maximum of 10% of their total annual salary. Contributions are made through payroll deductions on an after tax basis. The Company holds contributions until the end of the Plan year at which point stock is purchased and distributed to all participants.

              Participants may change their contribution elections annually at the beginning of the Plan year. Change requests must be received during the annual enrollment period in January prior to each Plan year.



                                       4                            (Continued)

                           CENTRAL PARKING CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

                          Notes to Financial Statements

                             March 31, 1998 and 1999



       (D)    STOCK PURCHASE PROVISIONS

              On March 31 of each Plan year, the Plan purchases stock from the Company at a price equal to 85% of the lower of the closing stock price on either the first or last day of the Plan year. Such stock is immediately distributed to the Plan participants. At April 1, 1997 and March 31, 1998, the Company's closing stock price was $16.25 and $47.75, respectively. Accordingly, the Plan, on behalf of the participants, purchased stock at $13.813 per share (85% of $16.25) for the Plan year ended March 31, 1998. At April 1, 1998 and March 31, 1999, the Company's closing stock price was $34.50 and $47.125, respectively. Accordingly, the Plan purchased stock at $29.325 per share (85% of $34.50) for the Plan year ended March 31, 1999. The fair market value of the stock acquired through the Plan by any one participant cannot exceed $25,000 in one calendar year as dictated by Internal Revenue Code Section 423.

              Shares purchased by the Plan on behalf of the participants are transferred into a brokerage account in the employee's name. At March 31, 1997, 1998 and 1999, 40,349, 67,007 and 47,794 shares, respectively, were transferred to participants' brokerage accounts. At April 1, 1999, 274,675 shares remained available for issuance under the Plan.

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

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A)    BASIS OF ACCOUNTING AND OPERATION OF THE PLAN

              The accompanying financial statements are prepared on the accrual basis of accounting. The Plan accumulates contributions through payroll deductions. At the end of the Plan year, the accumulated contributions are used to purchase shares of the Company stock in each participant's name.




                                       5                           (Continued)

                           CENTRAL PARKING CORPORATION
                          EMPLOYEE STOCK PURCHASE PLAN

                          Notes to Financial Statements

                             March 31, 1998 and 1999




       (B)    INVESTMENTS

              The Plan holds no investments at March 31, 1998 and 1999 or throughout the Plan year. Contributions accumulated throughout the Plan year are held by the Company on behalf of the Plan in a noninterest bearing account.

       (C)    PLAN EXPENSES

              The Company pays all of the expenses of the Plan.

(3)    INCOME TAX STATUS

       The Plan is intended to be an employee stock purchase plan as defined in
       Section 423 of the Internal Revenue Code (the Code) of 1986. Accordingly, the Plan is designed to be exempt from income taxes. Management believes that the Plan has been operated in accordance with the Code and is therefore exempt from income taxes.