Form 10-Q
period 1999-06-30
CENTRAL PARKING CORP
filed 1999-08-16
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30,1999

                        Commission file number 001-13950


                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Tennessee                                    62-1052916
---------------------------------          ------------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


         2401 21st Avenue South,
     Suite 200, Nashville, Tennessee                        37212
---------------------------------------------          ----------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code:      (615) 297-4255
                                                       -----------------


      Former name, address and fiscal year, if changed since last report:
                                 Not Applicable
                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


             Class                            Outstanding at August 12,1999
---------------------------------------      ----------------------------------
 Common Stock, $0.01 par value                          36,722,476

                                      INDEX

                           CENTRAL PARKING CORPORATION



PART 1.    FINANCIAL INFORMATION                                              PAGE
-------    ---------------------                                              ----

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets
           -- September 30, 1998 and June 30, 1999........................       3

           Condensed consolidated statements of earnings
           -- three and nine months ended June 30, 1998 and 1999..........       4

           Condensed consolidated statements of cash flows
           -- nine months ended June 30, 1998 and 1999....................       5

           Notes to condensed consolidated financial statements...........    6-10

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................   11-18


PART 2.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders............      19

Item 6.    Exhibits and Reports on Form 8-K...............................      19


           SIGNATURES ....................................................      20


                           CENTRAL PARKING CORPORATION
                      Condensed Consolidated Balance Sheets
                                    Unaudited

Dollar amounts in thousands


                                                                        September 30,       June 30,
                  Assets                                                    1998              1999
                  ------                                                    ----              ----
Current assets:
    Cash and cash equivalents                                           $    39,495       $    40,938
    Management accounts receivable                                           19,847            28,943
    Accounts and current portion of notes receivable - other                 14,921            23,296
    Prepaid rent and other expenses                                          22,695            31,297
    Deferred income taxes                                                       545               367
    Prepaid and refundable income taxes                                       1,266             3,376
                                                                        -----------       -----------
                  Total current assets                                       98,769           128,217

Investments, at amortized cost                                                5,087             5,398
Notes receiveable, less current portion                                      46,524            58,295
Property, equipment, and leasehold improvements, net                        382,506           414,166
Contract and lease rights, net                                               62,472            99,494
Goodwill, net                                                               288,170           280,149
Investment in and advances to partnerships and joint ventures                40,376            30,855
Other assets                                                                 30,118            35,343
                                                                        -----------       -----------
                                                                        $   954,022       $ 1,051,917
                                                                        ===========       ===========

    Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt and capital lease obligation      $     2,881       $    16,987
    Accounts payable                                                         54,918            69,447
    Accrued payroll and related costs                                        16,908            14,793
    Accrued expenses                                                         27,403            16,754
    Management accounts payable                                              26,611            33,565
    Income taxes payable                                                        945             2,119
                                                                        -----------       -----------
                  Total current liabilities                                 129,666           153,665

Long-term debt and capital lease obligations                                283,319           350,312
Deferred rent                                                                14,875            16,424
Deferred compensation                                                        11,359            12,034
Deferred income taxes                                                        32,894            31,557
Other liabilities                                                             6,892             5,317
Minority interest                                                            23,103            23,399
                                                                        -----------       -----------
                  Total liabilities                                         502,108           592,708

Company-obligated manditorily redeemable convertible
    securities of subsidiary whose sole assets are
    convertible subordinated debentures of the Company                      110,000           110,000

Shareholders' equity:

    Common stock, $.01 par value; 50,000,000 shares authorized,
        36,719,409 and 36,521,500 shares issued and outstanding,
        respectively                                                            366               367
    Additional paid -in capital                                             256,405           259,314
    Foreign currency translation adjustment                                    (150)              (29)
    Retained earnings                                                        85,795            90,017
    Deferred compensation on restricted stock                                  (502)             (460)
                                                                        -----------       -----------
                  Total shareholders' equity                                341,914           349,209
                                                                        -----------       -----------
                                                                        $   954,022       $ 1,051,917
                                                                        ===========       ===========


See accompanying notes to condensed consolidated financial statements

                           CENTRAL PARKING CORPORATION
                  Condensed Consolidated Statements of Earnings
                                    Unaudited

Dollar amounts in thousands



                                                              Three Months Ended June 30,       Nine Months Ended June 30,
                                                                  1998            1999             1998            1999
                                                                  ----            ----             ----            ----
Revenues:
     Parking                                                    $ 148,590       $ 168,009       $ 383,090       $ 486,387
     Management contract                                           17,006          22,709          46,561          68,219
                                                                ---------       ---------       ---------       ---------
              Total revenues                                      165,596         190,718         429,651         554,606

Costs and expenses:
     Cost of parking                                              121,933         139,724         315,554         404,867
     Cost of management contracts                                   4,217           6,322          11,328          17,991
     General and administrative                                    16,883          19,455          45,511          58,331
     Goodwill and non-compete amortization                          2,909           2,990           5,495           8,730
     Merger costs                                                      --           2,882              --          30,177
                                                                ---------       ---------       ---------       ---------
              Total costs and expenses                            145,942         171,373         377,888         520,096
                                                                ---------       ---------       ---------       ---------

              Operating earnings                                   19,654          19,345          51,763          34,510

Other income (expenses):
     Interest income                                                1,065           1,225           2,853           3,292
     Interest expense                                              (7,322)         (5,850)        (23,159)        (20,839)
     Dividends on Company-obligated mandatorily redeemable
         convertible securities of a subsidiary trust              (1,515)         (1,545)         (1,768)         (4,433)
     Net gains (losses) on sales of property and equipment            (17)            379            (709)          3,187
     Minority interest                                                (73)           (136)           (217)           (355)
     Equity in partnership and joint venture earnings               1,321           1,425           3,804           3,678
                                                                ---------       ---------       ---------       ---------
              Other income (expenses), net                         (6,541)         (4,502)        (19,196)        (15,470)
                                                                ---------       ---------       ---------       ---------
              Earnings (loss) before income taxes and
                  extraordinary item                               13,113          14,843          32,567          19,040
     Income tax expense                                             5,362           6,169          13,267          12,254
                                                                ---------       ---------       ---------       ---------
              Net earnings before extraordinary item                7,751           8,674          19,300           6,786
     Extraordinary item, net of tax                                    --              --              --           1,002
                                                                ---------       ---------       ---------       ---------

              Net earnings                                      $   7,751       $   8,674       $  19,300       $   5,784
                                                                =========       =========       =========       =========

     Basic earnings per share:
     Net earnings before extraordinary item                     $    0.21       $    0.24       $    0.57       $    0.19
     Extraordinary item, net of tax                             $      --       $      --       $      --       $    0.03
     Net earnings                                               $    0.21       $    0.24       $    0.57       $    0.16

     Diluted earnings per share:
     Net earnings before extraordinary item                     $    0.21       $    0.23       $    0.56       $    0.18
     Extraordinary item, net of tax                             $      --       $      --       $      --       $    0.02
     Net earnings                                               $    0.21       $    0.23       $    0.56       $    0.16


                           CENTRAL PARKING CORPORATION
                 Condensed Consolidated Statements of Cash Flows

Dollar amounts in thousands


                                                                               Nine Months Ended June 30,
                                                                                   1998            1999
                                                                                   ----            ----

Cash flows from operating activities:
     Net earnings before extraordinary item                                     $  19,300       $   6,786
     Extraordinary item, net of tax                                                    --          (1,002)
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                             11,158          16,870
         Amortization of goodwill and non-compete                                   5,495           8,730
         Amortization of contract and lease rights, deferred
           rent, deferred financing fees and other                                  3,155           6,793
         Equity in partnership and joint venture earnings                          (3,804)         (3,678)
         Distributions from partnerships and ventures                               2,303           3,089
         Net (gains) losses on sales of property and equipment                        709          (3,187)
         Deferred income taxes                                                        821          (1,159)
         Minority interest                                                          1,041           1,899
         Changes in operating assets and liabilities,
           excluding acquisitions:
              (Increase) decrease in management accounts receivable                (2,756)         (9,096)
              (Increase) decrease in notes and accounts receivable - other            225          (5,970)
              (Increase) decrease in prepaid expenses                              (3,025)         (9,602)
              (Increase) decrease in prepaid and refundable income taxes            2,154          (2,110)
              (Increase) decrease in other assets                                    (697)          3,515
              Increase (decrease) in accounts payable, accrued expenses,
                and deferred compensation                                           1,908          (2,720)
              Increase (decrease) in management accounts payable                    7,402           6,954
              Increase (decrease) in income taxes payable                           3,884           1,174
                                                                                ---------       ---------
         Net cash provided by operating activities                                 49,273          17,286
                                                                                ---------       ---------
Cash flows from investing activities:
     Proceeds from sales of property and equipment                                  6,256          21,205
     Purchase of property, equipment, and leasehold improvements                  (57,470)        (28,799)
     Investment in notes receivable                                                  (350)        (14,176)
     Purchase of contract rights and lease rights                                    (887)        (43,436)
     Investment in and advances to partnerships, joint ventures
       and unconsolidated subsidiaries                                              6,396            (865)
     Purchase of interest in a limited liability company                               --         (20,474)
     Acquisitions of companies, net of cash acquired                             (214,162)             --
     Purchase of investments                                                         (224)           (311)
                                                                                ---------       ---------
         Net cash used by investing activities                                   (260,441)        (86,856)
                                                                                ---------       ---------
Cash flows from financing activities:
     Dividends paid                                                                (1,429)         (1,436)
     Net borrowings under revolving credit agreement, net of
       issuance costs                                                             (18,914)         96,104
     Proceeds from issuance of Company-obligated mandatorily
       redeemable securities, net of issuance costs                               106,000              --
     Proceeds from issuance of notes payable, net of issuance costs               122,723         246,797
     Principal repayments on notes payable and capital leases                    (108,449)       (284,757)
     Distribution of debt proceeds from partnerships and joint ventures            30,286              --
     Proceeds from issuance of common stock and exercise
       of stock options, net                                                      101,851           2,879
                                                                                ---------       ---------
         Net cash provided by financing activities                                232,068          59,587
                                                                                ---------       ---------
Foreign currency translation                                                          122             177
                                                                                ---------       ---------
         Net increase (decrease) in cash and cash equivalents                      21,022          (9,806)
Cash and cash equivalents at beginning of period                                   17,308          39,495
Cash impact of merger restatement                                                      --          11,249
                                                                                ---------       ---------
Cash and cash equivalents at end of period                                      $  38,330       $  40,938
                                                                                =========       =========
Non-cash transactions:
     Reduction of investment in partnership                                     $      --       $   7,690
     Purchase of interest in LLC                                                $      --       $  (7,690)
     Issuance of restricted stock                                               $      --       $      60
     Issuance of stock in acquisitions                                          $  40,185       $      --
Effects of acquisitions:
     Estimated fair value of assets acquired                                    $  97,199       $  20,474
     Purchase price in excess of the net assets acquired                          212,440              --
     Estimated fair value of liabilities assumed                                  (47,079)             --
     Stock issued                                                                 (40,185)
                                                                                ---------       ---------
     Cash paid                                                                  $ 222,375       $  20,474
     Less cash acquired                                                            (8,213)             --
                                                                                ---------       ---------
     Net cash paid for acquisitions                                             $ 214,162       $  20,474
                                                                                =========       =========

                           CENTRAL PARKING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1998 (included in the Company's Annual Report on Form 10-K, and restated in form 8-K). Certain items have been restated to conform to current year presentation.

MERGERS AND ACQUISITIONS

New York Partnership On May 28, 1999 the Company purchased the remaining 60% interest in a partnership, a limited liability company, which operates a parking facility in New York City for $20.5 million in cash. The Company previously owned 40% of the partnership. The previous partner will continue to manage the garage for the next 7 years.

Prime Group Realty Trust On May 10, 1999, the Company announced a definitive agreement to purchase a parking facility that is being developed in Chicago by a wholly owned subsidiary of Prime Group Realty Trust (NYSE: PGE). The purchase price is approximately $37.3 million. The garage will have a total of 1,018 parking spaces as well as 4,200 square feet suitable for retail. Under the terms of the agreement, the purchase will occur upon completion of the parking facility, which is expected in the latter part of 2000.

Allright Holdings, Inc. On March 19, 1999, the Company completed a merger with Allright Holdings, Inc. ("Allright"), pursuant to which approximately 7.0 million shares of Central Parking common stock and approximately 0.5 million options and warrants to purchase common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction, constituting a tax-free exchange, has been accounted for as a pooling-of-interests under APB Opinion No.
16. Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. Prior to the consummation of the merger, Allright's fiscal year end was June 30. In recording the business combination, Allright's fiscal year end has been restated to reflect a September year end to conform to Central Parking's fiscal year end. As a result of restating financial information of both companies, the quarter ending September 30, 1998 for Allright has been recorded directly to shareholders' equity, and is not included in year-to-date information presented in the accompanying consolidated financial statements. In addition, the consolidated income tax provision has been restated on a combined basis. The impact of the restatement was to increase net earnings by $849 thousand and to decrease net earnings by $533 thousand in fiscal 1997 and 1998, respectively. There were no material transactions between Central Parking and Allright prior to the Merger.

The Company incurred $30.2 million of merger related expenses on a pretax basis as of June 30, 1999 that were reported as operating expenses. Included in these costs are approximately $19.3 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $9.0 million related to employment agreements and severance; and the balance of $1.9 million in travel, supplies, printing and other out of pocket expenses. In connection with the Merger, Allright entered into certain employment and management continuity agreements. Under such agreements, certain payments will be made which are contingent upon continued employment through certain dates.

Allied Parking On October 1, 1998, Allright purchased from Allied Parking, Inc. ("Allied") four leases relating to parking facilities in New York City, with maturities ranging from 2006 to 2029 for approximately $14.2 million. Allied agreed to lease to Allright two more lots for 19 years, each in exchange for a note receivable of $4.9 million, secured by an assignment of rents. Allright also purchased the right to use the "Allied Parking" name associated with these leases for $835 thousand.

On November 8, 1998, Allright purchased six additional leases from Allied Parking with maturities ranging from 1999 to 2008 for $5.1 million. Allright also purchased the right to use the "Allied Parking" name associated with these leases for $300 thousand.

During April 1999, the Company purchased an additional lease from Allied Parking which matures in 2020 for $3.0 million, and also purchased the right to use the "Allied Parking" name associated with it as part of the purchase price.

Sterling Parking, Inc. On July 1, 1998, Central Parking purchased substantially all of the assets of Sterling Parking, Inc. ("Sterling"), a privately-held parking company headquartered in Atlanta, Georgia for $4.3 million, including $2.1 million in cash, including transaction fees and other related expenses, and $2.2 million (54,358 shares) in Central Parking common stock. Sterling operated parking facilities in Georgia, Florida, Virginia, California, and Kentucky. The results of operations are included in the Company's consolidated financial statements from July 1, 1998. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to Sterling's assets and liabilities. The excess of purchase price over fair value of net assets acquired of $4.5 million is being amortized on a straight-line basis over 10 years.

Turner Parking System, Inc. On April 1, 1998, Central Parking purchased substantially all of the assets of Turner Parking System, Inc. ("Turner"), a privately-held parking company headquartered in Dallas, Texas, for $3.8 million, including $3.0 million in cash and $800 thousand (16,842 shares) in Central Parking common stock. Turner operated parking facilities in Texas, Florida, California, Georgia, and Washington, D.C. The results of operations are included in the Company's consolidated financial statements from April 1, 1998. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to Turner's assets and liabilities. The excess of purchase price over fair value of net assets acquired of $3.7 million is being amortized on a straight-line basis over 10 years.

Central Parking System of Louisiana, Inc. Central Parking has historically owned 50% of Central Parking System of Louisiana ("CPS-Louisiana") and on March 30, 1998, purchased the remaining 50% from Property Service Corporation for $2.5 million in Central Parking common stock (52,631 shares). The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to CPS -Louisiana assets and liabilities. The excess of purchase price over fair value of net assets acquired of $2.5 million is being amortized on a straight-line basis over 5 years.

Kinney System Holding Corp. On February 12, 1998, Central Parking acquired Kinney System Holding Corp ("Kinney"), a privately held parking company headquartered in New York City, for approximately $208.8 million, including $171.8 million in cash, including transaction fees and related expenses, and $37.0 million (882,422 shares) in Central Parking common stock. In connection with this transaction, Central Parking assumed $10.3 million in capital leases, refinanced $24.2 million in existing Kinney debt and assumed $4.6 million of Kinney debt. Central Parking financed the Kinney acquisition through borrowings under the Company's credit facility, and ultimately from the issuance of Central Parking common stock and Central Parking obligations pursuant to the Trust Issued Preferred Securities. Kinney operated 403 parking facilities containing approximately 168,800 spaces, including approximately 76,700 in the New York City metropolitan area, 42,800 in Boston, 31,100 in Philadelphia and 10,300 in Washington, D.C. At the time of the acquisition, Kinney's facility mix was comprised of 225 leased sites, 170 managed sites and 8 owned sites. The acquisition was accounted for as a purchase and the results of operations are included in the Company's consolidated financial statements from February 12, 1998. The excess of purchase price over the fair value of net assets acquired of $197.6 million is being amortized on a straight-line basis over 30 years.

In connection with the Kinney acquisition, the remaining 50% interest in Spectrum Parking Associates ("Spectrum") was acquired for $3.6 million. The acquisition was accounted for as a purchase and the results of operations are included from February 13, 1998. The excess of purchase price over the fair value of net assets acquired of $2.2 million is being amortized on a straight-line basis over 18 years.

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

Edison Restructuring Agreement. In connection with the Merger, Allright entered into a Restructuring Agreement with Edison Parking Management L.P., which required Allright to contribute an additional $11.7 million to the limited partnership and modify certain other related agreements. The Partnership then loaned such amounts back to Allright.

Diplomat Parking Corporation. On October 1, 1997, Central Parking acquired the stock and certain assets of Diplomat Parking Corporation ("Diplomat") for approximately $22.2 million in cash and notes payable. Diplomat operated parking facilities located primarily in Washington, D.C. and Baltimore, Maryland. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Diplomat have been included in the Company's consolidated financial statements from the date of acquisition.

The excess of purchase price over the fair value of the net assets acquired of $20.7 million is being amortized on a straight-line basis over 25 years.

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

The following tables set forth the computation of basic and diluted earnings per share:


                                                                        Three Months Ended June 30,
                                                                        ---------------------------
                                                                1998                               1999
                                                                ----                               ----
                                                      Income     Common                  Income    Common
                                                    Available    Shares    Per Share   Available   Shares      Per Share
                                                    ($000's)    (000's)     Amount     ($000's)    (000's)       Amount
                                                    ----------- ---------- ----------- ----------- ----------- ----------

          Basic earnings per share:
          Earnings before extraordinary item        $   7,751     36,167     $   0.21    $ 8,674     36,402      $  0.24
          Effect of dilutive stock and options:
            Stock option plan and warrants                 --        477         --           --        449        (0.01)
            Restricted stock plan                          --        173         --           --        173           --
            Deferred stock unit plan                       --         12         --           --         34           --
            Employee stock purchase plan                   --         46         --           --         20           --
                                                    ---------   --------   ---------   ---------   --------      -------
          Diluted earnings per share:
          Earnings before extraordinary item        $   7,751     36,875     $  0.21     $ 8,674     37,078      $  0.23
                                                    =========   ========     =======     =======     ======      =======


                                                                         Nine Months Ended June 30,
                                                                         --------------------------
                                                                  1998                               1999
                                                                  ----                               ----

                                                      Income     Common                  Income      Common
                                                    Available    Shares    Per Share   Available     Shares    Per Share
                                                     ($000's)    (000's)     Amount     ($000's)    (000's)      Amount
                                                    ----------- ---------- ----------- ----------- ----------- ----------
          Basic earnings per share:
          Earnings before extraordinary item        $  19,300     34,077     $  0.57     $ 6,786     36,312      $  0.19
          Effect of dilutive stock and options:
            Stock option plan and warrants                 --        452        (.01)         --        487        (0.01)
            Restricted stock plan                          --        174          --          --        173           --
            Deferred stock unit plan                       --          8          --          --         28           --
            Employee stock purchase plan                   --         48          --          --         38           --
                                                    ---------   --------     -------     -------     ------     --------

          Diluted earnings per share:
          Earnings before extraordinary item        $  19,300     34,759     $  0.56     $ 6,786     37,038      $  0.18
                                                    =========   ========     =======     =======     ======     ========

Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holder of such restricted stock may forfeit the shares if certain employment or service requirements are not met. The effect of the conversion of the company-obligated mandatory redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At June 30, 1999 and 1998, such securities were convertible into 2,000,000 shares of common stock. For the three and nine months ended June 30, 1999, options and warrants to purchase 643,748 and 572,601 shares respectively, are excluded from the diluted common shares since they are anti-dilutive.

LONG TERM DEBT

On March 19, 1999, Central Parking established a new credit facility (the "New Credit Facility") providing for an aggregate of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at either prime rate plus 0.5% or LIBOR plus a margin of 1.125% through June 30, 1999, and thereafter reverts to a grid-based pricing based upon the

Company achieving certain financial ratios. As of June 30, 1999, the rate was LIBOR plus 1.125%. The New Credit Facility contains covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. Central Parking used the New Credit Facility to replace Central Parking's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of June 30, 1999 is $346.4 million with a weighted average interest rate of 6.07% for the period from March 19, 1999 through June 30, 1999.

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

In October 1996, Allright entered into a credit agreement for the purpose of financing the purchase of the predecessor company. The credit facility was obtained in two tranches with two sub-portions to the first tranche. The first tranche, sub-part A of $30 million, bore an annual interest rate of one month LIBOR plus 3.00% through October 30, 1998, and LIBOR plus 3.25% thereafter. The first tranche, sub-part B of $125 million bore an annual interest rate of LIBOR plus 3.00% through October 31, 1998, and LIBOR plus 3.25% thereafter. The second tranche, of $30 million, bore an annual interest rate of 12.25% up to October 30, 1998, and 12.5% thereafter. All tranches were set to mature October 30, 1999. These obligations were repaid upon consummation of the Merger from proceeds of the New Credit Facility. In connection with the repayment of such amounts, the Company recognized an extraordinary loss of $1.5 million ($1.0 million, net of tax).

On March 18, 1998, the Company created Central Parking Finance Trust ("Trust") which completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities ("Preferred Securities") pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Preferred Securities represent preferred undivided beneficial interests in the assets of Central Parking Finance Trust, a statutory business trust formed under the laws of the State of Delaware. The Company owns all of the common securities of the Trust. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures ("Convertible Debentures") of the Company due 2028. The net proceeds to the Company from the Preferred Securities private placement were $106.5 million. Each Preferred Security is entitled to receive cumulative cash distributions at an annual rate of 5.25% (or $1.312 per share) and will be convertible at the option of the holder thereof into shares of Central Parking common stock at a conversion rate of 0.4545 shares of Central Parking common stock for each Preferred Security (equivalent to $55.00 per share of Central Parking common stock), subject to adjustment in certain circumstances. The Preferred Securities do not have a stated maturity date but are subject to mandatory redemption upon the repayment of the Convertible Debentures at their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures.

The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of a subsidiary whose sole assets are convertible subordinated debentures of the Company. The consolidated results of operations reflect dividends on the Preferred Securities.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Derivative Instruments. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at their fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of Statement 133 to fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact, if any, these pronouncements will have on its financial statements.

Accounting for the cost of Computer Software. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 16, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal-use software should be capitalized and which should be expensed. The Company is in the process of determining what impact, if any, this pronouncement will have on its financial statements.

Comprehensive Income. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes all changes in equity except those resulting from investments by and distributions to owners. The Company's other comprehensive income consists of foreign currency translation, which is recorded to shareholders' equity, net of tax. Other comprehensive gain (loss) for the nine month periods ended June 30, 1999 and 1998 was $214 thousand and ($117) thousand, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report includes various forward-looking statements that are subject to risks and uncertainties. Forward-looking statements include discussions concerning future results of operations of the Company including, without limitation, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, Central Parking Corporation (the "Company" or "Central Parking") claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors, in addition to those discussed elsewhere in this Quarterly Report, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in this document:

    - successfully integrating Allright Holdings, Inc. as well as past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

    - successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

    - fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, preopening costs, the effect of weather on travel and transportation patterns, and local, national and international economic conditions.

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

On March 19, 1999, Central Parking completed a merger (the "Merger") with Allright Holdings, Inc. ("Allright"). The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Refer to the accompanying notes to the condensed consolidated financial statements.

Parking revenues consist of Central Parking Corporation and subsidiaries revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses.

Parking revenues from owned properties amounted to $53.0 million and $44.8 million for the nine months ended June 30, 1999 and June 30, 1998, respectively. Owned properties parking revenues, as a percentage of parking revenues, accounted for 10.9% and 11.7% in the nine months ended June 30, 1999 and 1998, respectively. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

Parking revenues from leased facilities amounted to $433.4 million and $338.3 million for the first nine months of fiscal 1999 and 1998, respectively. Leased properties parking revenues, as a percentage of parking revenues, accounted for 89.1% and 88.3% in the nine months ending June 30, 1999 and 1998, respectively. Leases generally provide for a contractually established payment to the facility owner, which is either a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Central

Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

Management contract revenues amounted to $68.2 million and $46.6 million for the nine months ended June 30, 1999 and 1998, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. Generally, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

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

As of June 30, 1999, Central Parking operated 2,076 parking facilities through management contracts, leased 2,501 parking facilities, and owned 260 parking facilities, either independently or in joint venture with third parties.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Parking revenues for the third quarter of fiscal 1999 increased to $168.0 million from $148.6 million in the third quarter of fiscal 1998, an increase of $19.4 million, or 13.1%. Of the $19.4 million increase, $4.0 million resulted from the addition of 17 locations as a result of the acquisitions Sterling and Allied. The remaining $15.4 million is a result of the net addition of 53 leased and owned locations over the same period last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. Additionally, the Company converted four previously leased locations to a management agreement, thereby reducing parking revenues by $3.0 million in the quarter ended June 30, 1999 as compared to the same quarter of 1998. Revenues from foreign operations amounted to $6.3 million and $5.4 million, for the quarters ended June 30, 1999 and 1998 respectively.

Management contract revenues for the third quarter of fiscal 1999 increased to $22.7 million from $17.0 million in the same period of fiscal 1998, an increase of $5.7 million or 33.5%. Of the $5.7 million increase, $231 thousand is attributable to 28 locations added as a result of the Sterling and National acquisitions. The remaining $5.5 million is attributed to the net addition of 356 management contracts in the three months ended June 30, 1999 as compared to the same quarter of 1998, and increased management fees on existing locations.

Cost of parking in the third quarter of 1999 increased to $139.7 million from $121.9 million in the third quarter of 1998, an increase of $17.8 million or 14.6%. Rent expense increased $9.3 million from the third quarter of 1998 to the third quarter of 1999, principally as a result of new locations from acquisitions. Payroll increased $4.2 million from the quarter ended June 30, 1998 over the same period in 1999, principally as a result of new locations from acquisitions and increases in wage rates on existing locations. Cost of parking as a percentage of parking revenues increased to 83.2% in the third quarter of fiscal 1999 from 82.1% in fiscal third quarter 1998. This increase was due primarily to higher payroll, insurance claims, and depreciation as a percentage of total revenues in the quarter ended June 30, 1999 than in the same quarter of 1998. Additionally, the Company converted four previously leased locations to a management agreement, thereby reducing costs of parking revenues by $3.0 million in the quarter ended June 30, 1999 as compared to the same quarter of 1998.

Cost of management contracts in fiscal third quarter 1999 increased to $6.3 million from $4.2 million in the comparable period in 1998, an increase of $2.1 million or 49.9%. The increase in cost reflects higher insurance claims, in total and as a percentage of management contract revenue, and higher employment taxes associated with the increase in the number of managed facilities. Cost of management contracts as a percentage of management contract revenue increased to 27.8% for the third fiscal quarter 1999 from 24.8% for the same period in 1998, primarily due to the costs of insurance claims.

General and administrative expenses, excluding amortization of goodwill and non-compete agreements, increased to $19.5 million for the third quarter of fiscal 1999 from $16.9 million in fiscal third quarter 1998, an increase of $2.6 million or 15.2%. This increase is due primarily to administrative activities associated with increased business volume and expenses associated with implementation of new accounting systems, including $0.9 million of additional depreciation related to adopting a shorter life on Allright related computer assets as a result of the merger integration process. General and administrative expenses, as a percentage of total revenues remained constant at 10.2% for both the third quarter of fiscal 1999 and for the third quarter of fiscal 1998.

Goodwill and non-compete amortization for the third quarter of fiscal 1999 increased to $3.0 million from $2.9 million in fiscal third quarter 1998, an increase of $100 thousand or 2.8%, as a result of the acquisition of Sterling.

Interest income increased to $1.2 million for the third quarter of fiscal 1999 from $1.1 million in the third quarter of fiscal 1998, an increase of $160 thousand, or 15.0%. The increase in interest income is a result of additional notes receivable outstanding during the quarter ended June 30, 1999 that were not outstanding during the same quarter 1998.

Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $7.4 million for the third quarter of fiscal 1999 from $8.8 million in the third quarter of fiscal 1998, a decrease of $1.4 million or 16.3%. This decrease in interest expense was primarily attributable to lower interest rates on the Company's overall outstanding debt as a result of refinancing the Allright debt with the new Credit Facility. The weighted average balance outstanding under such credit facilities and convertible securities was $333.6 million during the quarter ended June 30, 1999, at a weighted average interest rate of 7.8% compared to $262.0 million during the quarter ended June 30, 1998 at an average interest rate of 11.0%.

Income taxes increased to $6.2 million for the third quarter of fiscal 1999 from $5.4 million in the third fiscal quarter in 1998, an increase of $807 thousand or 15.1%. The effective tax rate for the third fiscal quarter 1999 was 41.6% compared to 40.9% for the 1998 quarter. The increase in the effective tax rate is attributable to a combination of an increase in non-tax deductible goodwill amortization and certain non-deductible merger expenses included in operating expenses.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

Parking revenues for the nine months ended June 30, 1999 increased to $486.4 million from $383.1 million in the same period of fiscal 1998, an increase of $103.3 million, or 26.9%. Of the $103.3 million increase, $54.1 million resulted from the acquisitions of Kinney, Turner, Allied and Sterling's 267 leased and owned locations. The remaining increase of $49.2 million, resulted from the net addition of 53 leased and owned locations over the same period last year as well as a combination of rate increases and higher utilization of parking spaces at existing facilities. During the quarter ended December, 31, 1998, the Company converted four previously leased locations to a management agreement. This conversion reduced parking revenues by $8.1 million in the first nine months of fiscal 1999 as compared to the same period of fiscal 1998. Revenues from foreign operations amounted to $25.7 million and $25.2 million, for the nine months ended June 30, 1999 and 1998, respectively.

Management contract revenues for the first nine months of fiscal 1999 increased to $68.2 million from $46.6 million in the same period of fiscal 1998, an increase of $21.6 million or 46.5%. Of the $21.6 million increase, $4.2 million resulted from having 423 management locations through the acquisitions of Kinney, Turner, Sterling, and National. The remaining increase of $17.4 million is attributed to the net addition of 356 management contracts and increased management fees on existing locations.

Cost of parking in the first nine months of 1999 increased to $404.9 million from $315.6 million in the same period of 1998, an increase of $89.3 million or 28.3%. Rent expense increased $49.4 million from the nine months ended June 30, 1998 to the same period of 1999, principally as a result of new locations from acquisitions. Payroll increased $20.8 million from the nine months ended June 30, 1998 over the same period in 1999, principally as a result of new locations from acquisitions and increases in wage levels on existing locations. Cost of parking as a percentage of parking revenues increased to 83.2% in the first nine months of fiscal 1999 from 82.4% in the same period of 1998. This increase was attributable to high auto damage and insurance claims mitigated by the Company's conversion of four previously leased locations to a management agreement, which reduced costs of parking by $7.8 million in the third quarter of fiscal 1999 as compared to the same quarter of fiscal 1998.

Cost of management contracts in first nine months of 1999 increased to $18.0 million from $11.3 million in the comparable period in 1998, an increase of $6.7 million or 58.8%. The increase in cost reflects higher insurance claims, in total and as a percentage of total management contract revenue, and higher employment taxes associated with the increase in the number of managed facilities. Cost of management contracts as a percentage of management contract revenue increased to 26.4% in the first nine months of fiscal 1999 from 24.3% in the same period of 1998. This increase is due primarily to increases in liability insurance expenses and equipment lease expenses.

General and administrative expenses, excluding amortization of goodwill and non-compete agreements, increased to $58.3 million for the first nine months fiscal 1999 from $45.5 million in the fiscal first nine months 1998, an increase of $12.8 million or 28.2%. The increase is primarily attributable to the increased volume of activity and expenses associated with upgrading accounting systems, including $0.9 million of additional depreciation related to adopting a shorter life on Allright related computer assets as a result of the merger integration process. General and administrative expenses, as a percentage of total revenues, were 10.5% for the nine months ended June 30, 1999 compared to 10.6% for the same period of fiscal 1998.

Goodwill and non-compete amortization for the first nine months of fiscal 1999 increased to $8.7 million from $5.5 million in the first nine months of 1998, an increase of $3.2 million, or 58.9% as a result of having Sterling, CPS of Louisiana, Turner, Spectrum, National and Kinney as part of the Company for a greater portion of the year.

Interest income increased to $3.3 million for the nine months ended June 30, 1999 from $2.9 million in the same period of fiscal 1998, an increase of $400 thousand, or 15.4%. The increase in interest income is a result of additional notes receivable outstanding during the nine month period ended June 30, 1999 than during the same period in the previous year.

Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust increased to $25.3 million for the first nine months of fiscal 1999 from $24.9 million in the same period of fiscal 1998. The increase in interest expense was primarily attributable to higher outstanding balances on the Company's credit facilities which was used to repay Allright notes payable and finance the purchase of fixed assets. The weighted average balance outstanding under such credit facilities and convertible securities was $297.6 million during the nine months ended June 30, 1999, at a weighted average interest rate of 10.1% compared to $301.6 million during the nine months ended June 30, 1998 at an average interest rate of 10.4%.

Income taxes decreased to $12.3 million for the first nine months of fiscal 1999 from $13.3 million for the same period in 1998, a decrease of $1.0 million or 7.6%. The effective tax rate for the nine months ended June 30, 1999 was 64.4% compared to 40.7% for the 1998 period. The increase in the effective tax rate is attributable to a combination of increases in non-tax deductible goodwill amortization and certain non-deductible merger expenses.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the nine months ended June 30, 1999 provided net cash of $17.3 million, compared to $49.3 million of cash provided by operating activities for the nine months ended June 30, 1998. Net earnings of $5.8 million and depreciation and amortization of $32.4 million, together with increases in management accounts payable of $7.0 million, generally offset by increases in management accounts receivables, notes and accounts receivable, and prepaid expenses account for the majority of the cash provided by operating activities during the first nine months of fiscal 1999. Net earnings of $19.3 million, depreciation and amortization of $19.8 million, increases in management accounts payable of $7.4 million, and increases in income tax payable, partially offset by increases in management accounts receivable and prepaid expenses account for the majority of the cash provided by operating activities.

Investing activities for the nine months ended June 30, 1999 used net cash of $86.9 million, compared to $260.4 million for the same period in 1998. Purchase of property, equipment, and leasehold improvements, together with investments in notes receivable, contract rights, and partnership interest of $108.1 million, offset by proceeds from sales of property and equipment of $21.2 million account for the cash used by investing activities during the first nine months of fiscal 1999. Purchase of property, equipment, and leasehold improvements of $57.5 million and acquisitions of companies of $214.2 million, partially offset by proceeds from sales of property account for the majority of the cash used by investing activities in the first nine months of fiscal 1998.

Financing activities for the nine months ended June 30, 1999 provided net cash of $59.6 million, compared to $232.1 million provided in the same period in 1998. Proceeds from issuance of notes payable of $246.8 million and net borrowings under the revolving credit agreement of $96.1 million, offset by principal repayments on notes payable and capital leases of $284.8 million during the nine months ended June 30, 1999, accounts for the majority of the cash provided by financing activities. Proceeds from issuance of convertible trust issued preferred securities of $106.0 million and notes payable of $122.7 million, together with proceeds from issuance of common stock of $101.9 million, partially offset by principal repayments on notes payable and capital leases of $108.4 million account for the majority of cash provided by financing activities during the nine months ended June 30, 1998.

Depending on the timing and magnitude of the Company's future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and from Central Parking's New Credit Facility (described below) over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates; however, as of June 30, 1999, Central Parking had no material outstanding commitments for capital expenditures related to current operations except as discussed below. If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the New Credit Facility, Central Parking may seek additional sources of capital, including the sale or issuance of Central Parking common stock or convertible securities, or amending the New Credit Facility to obtain additional indebtedness. Central Parking's ability to raise additional capital by issuing additional shares of common stock is limited as a result of the registration rights agreement entered into in connection with the merger with Allright Holdings, Inc. ("Allright"). The registration rights agreement provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Company common stock. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions.

FUTURE CASH COMMITMENTS

In connection with the Allright Merger, the Company has incurred approximately $30.2 million of merger related expenses before adjustment for the tax benefits associated with those expenses. The Company anticipates approximately $7.3 million of additional expenses related to the Allright merger, which will be recognized when incurred in subsequent quarters. Included in this total is approximately $2.2 million of amounts to be paid to certain Allright employees under retention and employment agreements.

On May 10, 1999, the Company announced a definitive agreement to purchase a parking facility that is being developed in Chicago by a wholly owned subsidiary of Prime Group Realty Trust (NYSE: PGE). The purchase price is approximately $37.3 million. The garage will have a total of 1,018 parking spaces as well as 4,200 square feet suitable for retail. Under the terms of the agreement, the purchase will occur upon completion of the parking facility, which is expected in the latter part of 2000.

NEW CREDIT FACILITY

On March 19, 1999, Central Parking established a new credit facility providing for an aggregate of up to $400 million (the "New Credit Facility") consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12,500,000 commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at either prime rate plus 0.5% or LIBOR plus a margin of 1.125% through June 30, 1999 thereafter reverts to a grid based pricing based upon the Company achieving certain financial ratios. The rate as of June 30, 1999 was LIBOR plus 1.125%. The New Credit Facility contains certain covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. Central Parking used the New Credit Facility to replace Central Parking's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of June 30, 1999 is $346.4 million, with a weighted average interest rate of 6.07% for the period from March 19, 1999 through June 30, 1999.

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

YEAR 2000

The Company has considered the impact of Year 2000 issues on its computer systems and applications and has developed remediation plans. These plans are part of the Company's ongoing business strategies to incorporate advanced technologies in its information systems, and were contemplated in advance of Year 2000 issues. The expenditures for system upgrades are being accounted for as regular capital expenditures and are being depreciated over their estimated useful lives of 3-5 years. The ongoing expenses of training and testing are expensed as they are incurred. The Company has spent in excess of $6.0 million upgrading its computer information systems in accordance with its plans for technological enhancement. Such expenditures are not material to the Company's operations or liquidity. Based on tests and other information, Central Parking has concluded that the upgraded information systems that have been installed are Year 2000 compliant. The Company believes that subsequent systems being contemplated will also be Year 2000 compliant. System hardware and software that in management's estimation are not Year 2000 compliant have been fully depreciated. Central Parking is in the process of testing newly installed systems to determine their compliance with Year 2000 issues, and, while testing is not yet complete, the Company believes that all such systems are Year 2000 compliant. Management believes that it has enough time to fully test and foresee all significant remaining Year 2000 issues on its information systems and therefore , does not have any other contingency plan in place for such systems.

Central Parking uses some fee calculation devices that compute parking fees and statistical data, and also automate the ingress and egress control mechanisms at certain parking facilities. Based on contacts with vendors of such equipment, Central Parking, expects them to make available reasonably priced upgrades to address Year 2000 issues. However, the vendors have given no assurance that such fee computation devices will be Year 2000 compliant on any given date before December 31, 1999. Central Parking believes that less than 10% of its operations have fee calculation devices with any Year 2000 issues with regard to carrying out its parking business. In the event remediation is not complete at any of these sites prior to the Year 2000, and a failure of such equipment were to occur due to processing incompatibilities in the Year 2000, manual override systems are in place at all locations. Given the limited technology required to operate such facilities, management believes all material operations could adequately be performed manually. Such contingency plans are currently deployed in the event of power failures or other business interruptions at locations where these devices are located.

Certain property management systems are not currently Year 2000 compliant, however, alternative systems are being implemented and tested that will adequately address the Year 2000 issue. The Company believes all such systems will be fully Year 2000 compliant by December 1999. In the event such systems are not completely installed, or are not Year 2000 compliant, the Company has manual backup systems that will adequately perform all material functions.

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

MERGERS AND ACQUISITIONS

New York Partnership On May 28, 1999, the Company purchased the remaining 60% interest in a partnership, a limited liability company, which operates a parking facility in New York City for $20.5 million in cash. The Company previously owned 40% of the partnership. The previous partner will continue to manage the garage for the next 7 years.

Prime Group Realty Trust On May 10, 1999, the Company announced a definitive agreement to purchase a parking facility that is being developed in Chicago by a wholly owned subsidiary of Prime Group Realty Trust (NYSE: PGE). The purchase price is approximately $37.3 million. The garage will have a total of 1,018 parking spaces as well as 4,200 square feet suitable for retail. Under the terms of the agreement, the purchase will occur upon completion of the parking facility, which is expected in the latter part of 2000.

Allright Holdings, Inc. On March 19, 1999, Central Parking Corporation ("Central Parking" or the "Company") completed a merger with Allright Holdings, Inc. ("Allright"), pursuant to which approximately 7.0 million shares of Central Parking common stock and approximately 0.5 million options and warrants to purchase common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction, constituting a tax-free exchange, has been accounted for as a pooling-of-interests under APB Opinion No. 16. Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. Prior to the consummation of the merger, Allright's fiscal year end was June 30. In recording the business combination, Allright's fiscal year end has been restated to reflect a September year end to conform to Central Parking's fiscal year end. As a result of restating financial information of both companies, the quarter ending September 30, 1998 for Allright has been recorded directly to shareholders' equity, and is not included in year-to-date information presented in the accompanying consolidated financial statements. In addition, the consolidated income tax provision has been restated on a combined basis. The impact of the restatement was to increase net earnings by $849 thousand and to decrease net earnings by $533 thousand in fiscal 1997 and 1998, respectively. There were no material transactions between Central Parking and Allright prior to the Merger.

The Company incurred $30.2 million of merger related expenses on a pretax basis as of June 30, 1999 that were reported as operating expenses. Included in these costs are approximately $19.3 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $9.0 million related to employment agreements and severance; and the balance of $1.9 million in travel, supplies, printing and other out of pocket expenses. In connection with the Merger, Allright entered into certain employment and management continuity agreements. Under such agreements, certain payments will be made which are contingent upon continued employment through certain dates.

Allied Parking On October 1, 1998, Allright purchased from Allied Parking, Inc. ("Allied") four leases relating to parking facilities in New York City, with maturities ranging from 2006 to 2029 for approximately $14.2 million. Allied agreed to lease to Allright two more lots for 19 years, each in exchange for a note receivable of $4.9 million, secured by an assignment of rents. Allright also purchased the right to use the "Allied Parking" name associated with these leases for $835 thousand.

On November 8, 1998, Allright purchased six additional leases from Allied Parking with maturities ranging from 1999 to 2008 for $5.1 million. Allright also purchased the right to use the "Allied Parking" name associated with these leases for $300 thousand.

During April 1999, the Company purchased an additional lease from Allied Parking which matures in 2020 for $3.0 million, and also purchased the right to use the "Allied Parking" name associated with it as part of the purchase price.

Sterling Parking, Inc. On July 1, 1998, Central Parking purchased substantially all of the assets of Sterling Parking, Inc. ("Sterling"), a privately-held parking company headquartered in Atlanta, Georgia for $4.3 million, including $2.1 million in cash, including transaction fees and other related expenses, and $2.2 million (54,358 shares) in Central Parking common stock. Sterling operated parking facilities in Georgia, Florida, Virginia, California, and Kentucky. The results of operations are included in the Company's consolidated financial statements from July 1, 1998. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to Sterling's assets and liabilities. The excess of purchase price over fair value of net assets acquired of $4.5 million is being amortized on a straight-line basis over 10 years.

Turner Parking System, Inc. On April 1, 1998, Central Parking purchased substantially all of the assets of Turner Parking System, Inc. ("Turner"), a privately-held parking company headquartered in Dallas, Texas, for $3.8 million, including $3.0 million in cash and $800 thousand (16,842 shares) in Central Parking common stock. Turner operated parking facilities in Texas, Florida, California, Georgia, and Washington, D.C. The results of operations are included in the Company's consolidated financial statements from April 1, 1998. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to Turner's assets and liabilities. The excess of purchase price over fair value of net assets acquired of $3.7 million is being amortized on a straight-line basis over 10 years.

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

Kinney System Holding Corp. On February 12, 1998, Central Parking acquired Kinney, a privately held parking company headquartered in New York City, for approximately $208.8 million, including $171.8 million in cash, and $37.0 million (882,422 shares) in Central Parking common stock. In connection with this transaction, Central Parking assumed $10.3 million in capital leases, refinanced $24.2 million in existing Kinney debt and assumed $4.6 million of Kinney debt. Central Parking financed the Kinney acquisition through borrowings under the Company's credit facility, and ultimately from the issuance of Central Parking common stock and Central Parking obligations pursuant to the Trust Issued Preferred Securities. Kinney operated 403 parking facilities containing approximately 168,800 spaces, including approximately 76,700 in the New York City metropolitan area, 42,800 in Boston, 31,100 in Philadelphia and 10,300 in Washington, D.C. At the time of the acquisition, Kinney's facility mix was comprised of 225 leased sites, 170 managed sites and 8 owned sites. The acquisition was accounted for as a purchase and the results of operations are included in the Company's consolidated financial statements from February 12, 1998. The excess of purchase price over the fair value of net assets acquired of $197.6 million is being amortized on a straight-line basis over 30 years.

In connection with the Kinney acquisition, the remaining 50% interest in Spectrum Parking Associates ("Spectrum") was acquired for $3.6 million. The acquisition was accounted for as a purchase and the results of operations are included from February 13, 1998. The excess of purchase price over the fair value of net assets acquired of $2.2 million is being amortized on a straight-line basis over 18 years.

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

Edison Restructuring Agreement. In connection with the Merger, Allright entered into a Restructuring Agreement with Edison Parking Management L.P., which required Allright to contribute an additional $11.7 million to the limited partnership and modify certain other related agreements. The Partnership then loaned such amounts back to Allright.

Diplomat Parking Corporation. On October 1, 1997, Central Parking acquired the stock and certain assets of Diplomat Parking Corporation ("Diplomat") for approximately $22.2 million in cash and notes payable. Diplomat operated parking facilities located primarily in Washington, D.C. and Baltimore, Maryland. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Diplomat have been included in the Company's consolidated financial statements from the date of acquisition. The excess of purchase price over the fair value of the net assets acquired of $20.7 million is being amortized on a straight-line basis over 25 years.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of security holders during the quarter ended June 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                 (2)(i) Agreement and Plan of Merger by and among Central Parking Corporation, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, LP and AEW Partners, LP, dated as of September 21, 1998, and amended as of January 5, 1999 (incorporated by reference to Exhibit 2 to the Company's Registration Statement No. 333-66081 on Form S-4)

                   (ii) Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp. and a subsidiary of the Registrant (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 1998)

                 (3)(i) Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-95640 On Form S-1)

                    (ii) Articles of Amendment to the Charter of Central Parking
                         Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (incorporated by reference to Exhibit 2 to the Company's 10-Q for the quarter ended March 31, 1999.)


                   (iii) Amended and Restated Bylaws of the Registrant
                         (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-95640 on Form S-1)

                 (27)    Financial Data Schedule (EDGAR Filing Only)

         (b) Reports on Form 8-K

         On June 4, 1999, the Company filed an amendment on Form 8-K/A to the Current Report filed on March 19, 1999 restating Selected Financial Data, Management Discussion, Analysis of Financial Condition, and results of operations, and its financial statements to include the results of Allright for the relevant periods.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRAL PARKING CORPORATION


Date: August 16, 1999                     By: /s/ Stephen A. Tisdell
      ---------------                         -------------------------------
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

              Signature                                  Title                             Date
              ---------                                  -----                             ----
                                            Chief Financial Officer (Principal
      /s/ Stephen A. Tisdell                Financial and Accounting Officer)
---------------------------------------
         Stephen A. Tisdell

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.