Form 10-K
period 1999-09-30
CENTRAL PARKING CORP
filed 1999-12-29
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________________ to__________________________


                        Commission file number 001-13950

                           CENTRAL PARKING CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Tennessee                                      62-1052916
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         2401 21st Avenue South,
        Suite 200, Nashville, Tennessee                   37212
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code:             (615) 297-4255
                                                                --------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:

    Title of Each Class                Name of each Exchange on which registered
----------------------------           -----------------------------------------
Common Stock $0.01 par Value                   New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on December 24, 1999 was $221,225,461. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

           Class                                Outstanding at December 24, 1999
-----------------------------                   --------------------------------
Common Stock, $0.01 par value                              36,837,177
                                                --------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on February 15, 2000 are incorporated by reference into
Part III of this Form 10-K. Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1999 are incorporated by reference into Parts I and II of this Form 10-K.

                                     PART I


     ITEM 1.  BUSINESS

     GENERAL

     Central Parking Corporation ("Central Parking" or the "Company") is a leading provider of parking services operating, as of September 30, 1999, 4,810 parking facilities containing approximately 1,635,000 spaces in 42 states, the District of Columbia, Puerto Rico, Canada, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Mexico, and Chile.

     Central Parking provides parking management services at multi-level parking facilities and surface lots. It also provides parking consulting, shuttle, valet, parking meter enforcement, and billing and collection services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. As of September 30, 1999, Central Parking operated 2,096 parking facilities under management contracts and 2,455 parking facilities under leases, and 259 facilities owned either independently or through joint ventures.

     INDUSTRY

     The International Parking Institute, a non-profit parking industry organization, has estimated that there are 35,000 parking facilities in the United States operated by commercial and governmental entities. The commercial parking services business is very fragmented, consisting of a few national companies and approximately 1,000 small privately held local and regional operators. Central Parking believes that it has the opportunity to consolidate portions of this fragmented, localized industry by using its competitive advantage with regard to scale, financial strength, technology, controls, and professionalism, all of which are becoming increasingly important in the parking services business. For the same reasons, Central Parking believes that it is well positioned to be selected by municipal and other governmental entities to operate their parking facilities and provide parking-related services as such entities move toward outsourcing and privatization.

     During the 1980's, the high level of construction activity in the United States resulted in a significant increase in the number of parking facilities. Since that time, as construction activity has slowed, much of the growth of certain parking service companies, including Central Parking, has been as a result of take-aways from other parking companies. New construction and acquisition of additional facilities are essential to growth for parking service companies because of the limitations on growth in revenues of existing operations. Although some growth in revenues from existing operations is possible through redesign, increased operational efficiency, or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

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

     Privatization of government operations and facilities could provide new opportunities for the parking industry. The International Parking Institute has estimated that more than 50% of the revenues generated by the United States parking industry is generated by facilities operated by municipalities and other governmental entities. Cities and municipal authorities may consider retaining private firms to operate facilities and parking-related services in an effort to reduce operating budgets and increase efficiency. Privatization in the United Kingdom already has provided significant expansion opportunities for private parking companies. In the United States, several cities have awarded or are considering awarding on-street parking enforcement and parking meter service contracts to for-profit parking companies such as Central Parking. For example, Central Parking has been awarded contracts for parking meter collection and enforcement in Charlotte, Richmond, and Fort Myers.

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

     Expand International Operations. Management believes that there are significant international growth opportunities, particularly for well-capitalized companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. Central Parking typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities, both of which allow Central Parking to enter foreign markets with reduced operating and investment risk. Since 1991, Central Parking has established operations in the United Kingdom, Germany, Poland, Canada, Mexico, Spain, Chile, and the Republic of Ireland. Central Parking believes there are significant expansion opportunities in these countries as well as other countries.

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

     Leverage Established Market Presence and Corporate Infrastructure. Central Parking has an established presence in multiple markets, representing platforms from which it can build. Because of the relatively fixed nature of corporate overhead and the resources that can be shared in specific markets, Central Parking has the opportunity to expand its profit margins as it grows its presence in established markets. General and administrative expenses, excluding goodwill amortization, as a percentage of total revenues were 10.9%, 10.6%, and 10.5% in fiscal 1997, 1998, and 1999, respectively.

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

     Maintain Well-Defined Professional Management Organization. In order to ensure professionalism and consistency in Central Parking's operations, to provide a career path opportunity for its managers, and to achieve a balance between autonomy and accountability, Central Parking has established a highly structured management organization. Organized into six levels, Central Parking has a total of 779 managers and hires approximately 90 per year.

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

     The Company seeks to distinguish itself from its competitors by combining a reputation for professional integrity and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company's clients include some of the nation's largest owners and developers of mixed-use projects, major office building complexes, sports stadiums, hotels, and toll roads. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), the Prudential Center (Boston), Cinergy Field (Cincinnati), Turner Field (Atlanta), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Equity Office Properties, TrizechHahn, Jones Lang LaSalle, Simon Property Group, and Crescent Real Estate. None of these clients account for more than 5% of the Company's total revenues.

     MERGER WITH ALLRIGHT

         On March 19, 1999, the Company completed a merger with Allright Holdings, Inc. ("Allright"), one of the largest parking services companies in the United States with revenues of approximately $217.2 million for the fiscal year ended June 30, 1998. As of September 30, 1998, Allright operated approximately 2,315 facilities containing approximately 550,000 parking spaces, including 72 facilities in Canada containing approximately 30,000 parking spaces. Allright's facilities are located in over one hundred cities across the United States and Canada, including facilities in thirty-three states, the District of Columbia, and two Canadian provinces. As of September 30, 1998, Allright, directly or indirectly, owned 195 facilities, leased 1,473 facilities, and operated 647 facilities through management contracts.

     Under the merger, approximately 7.0 million shares of Company common stock, and approximately 0.5 million options and warrants to purchase such Company common stock were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. Each outstanding share of Allright common stock and each outstanding option or warrant to purchase such common stock was exchanged for 87.637 shares of Central Parking common stock.

         The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. See note 2 to the Company's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 for additional information regarding the merger with Allright.

         In connection with the Allright merger, the Antitrust Division of the United States Department of Justice (the "Antitrust Division") filed a complaint in U.S. District Court for the District of Columbia seeking to enjoin the merger on antitrust grounds. Central Parking and Allright entered into a settlement agreement with the Antitrust Division on March 16, 1999, under which Central and Allright agreed to divest a total of 74 parking facilities in 18 cities, representing approximately 18,000 parking spaces. Under the settlement agreement, the terms of the divestitures are subject to approval by the Antitrust Division, and the Company is required to divest the facilities within five days after the court enters a final judgment relating to the settlement agreement. As of December 23, 1999, the court had not yet entered a final judgement relating to the settlement agreement. Substantially all of the facilities had been divested or were under contract to be divested as of such date. The settlement agreement also provides that Central and Allright may not operate any of the divested facilities for a period of two years following the divestiture.

     ACQUISITIONS

     The Company's acquisition strategy focuses primarily on acquisitions that will enable Central Parking to become a more efficient and cost-effective provider in selected markets. Central Parking believes it can recognize economies of scale by making acquisitions in markets where the Company already has a presence, which allows Central Parking to reduce the overhead cost of the acquired company by consolidating its management with that of Central Parking. In addition, Central Parking seeks acquisitions in attractive new markets. Management believes acquisitions are an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel. Central Parking also believes it generally can improve acquired operations by applying its operating strategies and professional management techniques. The Company's acquisitions over the last two years, all of which were accounted for under the purchase method of accounting, are as follows: Diplomat Parking Corporation ("Diplomat") in October 1997; National Garages, Inc. ("National") in December 1997; Kinney System Holding Corp. ("Kinney") in February 1998; Central Parking System of Louisiana, Inc. ("CPS - Louisiana") in March 1998; Turner Parking System, Inc. ("Turner") in April 1998; Sterling Parking, Inc. ("Sterling") in July 1998; Allied Parking ("Allied") in October 1998, November 1998 and April 1999; and Sacramento Parking Group in July 1999. For additional information regarding recent acquisitions, please see the Management Discussion and Analysis section of the annual report incorporated herein by reference on page 33.

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

     National. At the national level, Central Parking's marketing efforts are undertaken primarily by upper-level management, which targets developers, governmental entities, the hospitality industry, mixed-use projects, and medical facilities. These efforts are directed at operations that generally have national name recognition, substantial demand for parking related services, and the potential for nationwide growth. For example, Central Parking's current clients include, among other national real estate companies and hotel chains, the Rouse Company, Faison Associates, Equity Office Properties, May Department Stores, Crescent Real Estate, TrizecHahn, Jones Lang LaSalle, Westin Hotels, and Hyatt Hotels. Management believes that providing high-quality, efficient services to such companies will lead to additional opportunities as those clients continue to expand their operations. Management believes outsourcing by parking facility owners will continue to be a source for additional facilities, and management believes the Company's global presecse, experience and reputation with large real estate asset managers give it a competitive advantage in this area.

     INTERNATIONAL EXPANSION

     Central Parking's international operations began in the early 1990's with the formation of an international division. The Company typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities. Consulting projects allow Central Parking to establish a presence and evaluate the prospects for growth of a given market without investing a significant amount of capital. Likewise, forming joint ventures with local partners allows Central Parking to enter new foreign markets with reduced operating and investment risks.

     Operations in London began in 1991 with a single consulting agreement and since then have grown to 224 facilities in the United Kingdom including two terminals at Heathrow International Airport and parking meter enforcement and ticketing services for six local governments that have privatized these services. Central Parking began expansion into Mexico in July 1994 by forming a joint venture with Fondo Opcion, an established Mexican developer, and now operates 87 facilities in Mexico. Central Parking also operates 81 facilities in Canada, three facilities in Spain, one in Poland (opened November 1999) and three in Chile. The Company also operates on-street parking services in the United Kingdom, Germany and the Republic of Ireland. In 1996, Central Parking acquired a 50% equity interest in a joint venture, which presently operates twelve facilities in Germany. In order to manage its international expansion, the Company has allocated responsibilities for international operations to an executive vice president.

     OPERATING ARRANGEMENTS

    Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. As of September 30, 1999, Central Parking operated 2,096 parking facilities through management contracts, leased 2,455 parking facilities, and owned 259 parking facilities, either independently or in joint venture with third parties. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

                                                                          SEPTEMBER 30,
                                                            1997              1998           1999
                                                     ------------------------------------------------
                           Managed                           1,241             1,937          2,096
                           Leased                            2,024             2,565          2,455
                           Owned                               237               261            259
                                                     -------------     -------------    -----------
                           Total                             3,502             4,763          4,810
                                                     =============     =============    ===========

     The general terms and benefits of these types of arrangements are discussed as follows:

     Management Contracts. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. Although management contracts typically are for relatively short terms, the Company's renewal rates for each of the past five fiscal years were in excess of 90%. With respect to insurance, the Company's clients have the option of obtaining insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company's size and claims experience, management believes it can purchase such insurance at lower rates than the Company's clients can generally obtain on their own. Accordingly, Central Parking historically has generated profits on the insurance provided under its management contracts. See "--Insurance."

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

     Joint Ventures. The Company seeks joint venture partners who are established local or regional developers pursuing financing alternatives for development projects. Joint ventures typically involve a development where the parking facility is a part of a larger multi-use project, allowing the Company's joint venture partners to benefit from a capital infusion to the project. Joint ventures offer the revenue growth potential of ownership with a partial reduction in capital requirements. The Company has interests in joint ventures that own or operate parking facilities located throughout the United States as well as Mexico, Germany, Spain, and Chile.

     MBE Partnerships. Central Parking is a party to a number of minority business enterprise partnerships. These are generally partnerships formed by Central Parking and a minority businessperson to manage a facility. Central Parking generally owns 60% to 70% of the partnership interests in each partnership and typically receives management fees before partnership distributions are made to the partners.

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

     INSURANCE

     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $1 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company also purchases group health insurance with respect to all full-time Company employees, whether such persons are employed at owned, leased, or managed facilities. The Company's various insurance policies have deductibles that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. Because of the size of the operations covered, the Company purchases these policies at prices that, management believes, represent a discount to the prices that would be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its customers for insurance at rates it believes approximate market rates based upon its review of the applicable market. In each case, the Company's clients have the option of purchasing their own policies, provided the Company is named as an additional insured; however, because the Company's fees for insurance are generally competitive with market rates, many of the Company's clients have chosen historically to purchase such insurance through the Company. A reduction in the number of clients that purchase insurance through the Company, however, could have a material adverse effect on the operating earnings of the Company. In addition, a material increase in insurance costs due to increased claims experienced by the Company could adversely affect the profit associated with insurance charges pursuant to management contracts and could have a material adverse effect on the operating earnings of the Company.

REGULATION

     The Company's business is subject to various federal, state and local laws and regulations, and both municipal and state authorities sometimes directly regulate parking facilities. The facilities in New York City are, for example, subject to certain governmental restrictions concerning numbers of cars, pricing, and certain prohibited practices. The Company is also affected by laws and regulations (such as zoning ordinances) that are common to any business that owns real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees. In addition, several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit, including, for example, a Los Angeles, California law prohibiting employers from reimbursing employee-parking expenses. Laws and regulations that reduce the number of cars and vehicles being driven could adversely impact the Company's business.

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership or operation of parking facilities, the Company may be potentially liable for any such costs. Although Central Parking is currently not aware of any material environmental claims pending or threatened against it, there can be no assurance that a material environmental claim will not be asserted against the Company. The cost of defending against claims of liability, or of remediating a contaminated property, could have a material adverse effect on the Company's financial condition or results of operations.

     The Company also is subject to various federal and state antitrust and consumer laws and regulations including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which requires filings in connection with certain mergers and acquisitions. In connection with the Allright merger, Central and Allright entered into a settlement agreement with the Antitrust Division of the U.S. Department of Justice which required, among other things, the divestiture of certain parking facilities. See "Merger With Allright."

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

     EMPLOYEES

     As of September 30, 1999, the Company employed approximately 17,000 individuals, including 9,100 full-time and 7,900 part-time employees. Approximately 3,479 U.S. employees are represented by labor unions. Various union locals, including Teamsters Local No. 272, represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company's employees are represented by labor unions are Washington, D.C., Miami, Philadelphia, San Francisco, Des Moines, Jersey City, Newark, Atlantic City, Pittsburgh, White Plains, San Juan, Puerto Rico, and Chicago. The Company frequently is engaged in collective bargaining negotiations with various union locals but has not experienced any labor strikes. Management believes that the Company's employee relations are good.

     SERVICE MARKS AND TRADEMARKS

     The Company has registered the names CPC, Central Parking System and Central Parking Corporation, and its logo with the United States Patent Office and has the right to use them throughout the United States except in the Chicago and Atlantic City areas where two other companies have the exclusive right to use the name "Central Parking." The Company also owns registered trademarks for Square Industries, Kinney System, and Allright Parking and operates various parking locations under those names. The Company uses the name "Chicago Parking System" in Chicago and "CPS Parking" in Seattle and Milwaukee. The Company has registered the name "Control Plus" and its symbol in London and intends to use and register that name and symbol in association with its on street parking activities in Richmond, Virginia . The Company has registered, or intends to register, its name and logo in various international locations where it does business.

     FOREIGN AND DOMESTIC OPERATIONS

     Information about the Company's foreign and domestic operations is incorporated by reference to Note 17 to the Company's 1999 Consolidated Financial Statements.

     ITEM 2.  PARKING FACILITY PROPERTIES

     The Company's facilities are currently organized into 6 segments which are subdivided into 17 regions, 16 in North America of which 15 are in the United States and Canada and 1 is in Mexico, and one which is comprised of the United Kingdom and Continental Europe. Each region is supervised by a regional manager who reports directly to one of the senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company's operations in a particular city. The following table summarizes certain information regarding the Company's facilities as of September 30, 1999.

                                                                                                                    PERCENTAGE
                                                            NUMBER OF                                     TOTAL          OF
         DIVISION                     CITIES                LOCATIONS    MANAGED   LEASED     OWNED       SPACES    TOTAL SPACES
  ------------------------  ------------------------------  ---------- ---------- -------- ---------- ------------- ------------
  Division 1
  Northwest                 Oakland, Reno, Sacramento,
                            Salt Lake City, San                206        104        100        2        50,006         3.1
                            Francisco, Seattle

  South Texas, Louisiana    Austin, Baton Rouge,
                            Beaumont, Corpus Christi, El
                            Paso, Houston, Lake Charles,
                            New Orleans, San Antonio           419        126        258       35       125,058         7.6

  Western                   Las Vegas, Los Angeles,
                            Orange County, Phoenix, San        218         94        120        4        86,095         5.3
                                                              ----       ----        ---      ---     ---------       -----
                            Diego
                            Total Division 1                   843        324        478       41       261,159        16.0

  Division 2

  New England               Boston, Harford, Holyoke,
                            Manchester, Pittsfield,            195         88         99        8        85,056         5.2
                            Providence

  New York, New Jersey      New York City, Jersey,
                            Newark, Stanford                   470        219        239       12       188,330        11.5

  Pennsylvania              Atlantic City, Chicago,
                            Philadelphia, Pittsburg            219         60        136       23        77,963         4.8
                                                              ----        ---        ---       --      --------       -----
                            Total Division 2                   884        367        474       43       351,349        21.5
  Division 3
  Florida, PR, Savannah     Jacksonville, Savannah,
                            Miami, Orlando, San Juan,
                            Tampa, West Palm Beach             307        156        146        5       110,798         6.8

  Mid-Atlantic              Baltimore, Newport News,
                            Norfolk, Richmond,                 306        156        142        8        89,860         5.5
                            Washington, DC

  Southeast                 Atlanta, Winston-Salem,
                            Charleston, SC, Charlotte,
                            Columbia, Jackson, Mobile          220         87        119       14        98,174         6.0
                                                               ---      -----        ---       --      --------       -----
                            Total Division 3                   833        399        407       27       298,832        18.3
  Division 4
  Mid-South                 Birmingham, AL, Chattanooga,
                            Hebron Airport, Knoxville,
                            Lexington, Louisville,             395        133        228       34        88,876         5.4
                            Nashville

  Ohio, West Virginia,      Charleston, WV, Cincinnati,
  Indiana, Roanoke          Columbus, Dayton,
                            Indianapolis, Lynchburg,
                            Roanoke, Toledo                    254         86        138       30        86,216         5.3

  Upper Mid-west            Milwaukee Airport, Ann
                            Arbor, Birmingham, MI, Des
                            Moines, Detroit, Lincoln,
                            Milwaukee, Minneapolis,            198        105         84        9        82,861         5.1
                            Omaha, Pontiac

  Upstate New York,         Binghamton, Buffalo,
  Cleveland                 Cleveland, Montpelier,
                            Poughkeepsie, Rochester,
                            Scranton, Syracuse,                191         79         98       14        66,237         4.0
                                                              ----       ----       ----     ----      --------       -----
                            Wilkes-Barre
                            Total Division 4                 1,038        403        548       87       324,190        19.8

  Division 5
  Northern Texas,           Dallas, Ft. Worth, Little
  Arkansas, Memphis         Rock, Memphis, Peoria,
                            Shreveport, Springfield            445        200        222       23       107,060         6.5

  Rockies, MO, OK, NM       Albuquerque, Denver, Kansas
                            City, Oklahoma City, St.           362        162        164       36       118,786         7.3
                                                               ---        ---        ---       --       -------         ---
                            Louis, Tulsa
                            Total Division 5                   807        362        386       59       225,846        13.8

  Division 6
  Canada                    Toronto, Ottawa, Montreal           81         35         44        2        49,239         3.0
  International             Germany, Ireland, London,
                            Poland, Spain                      237        158         79       --        79,575         4.9
  Mexico                    Mexico City, Cuernavaca,            87         48         39       --        44,796         2.7
                                                              -----    -------    -------   ------      --------     -------
                            Monterey
                            Total Division 6                   405        241        162        2       173,610        10.6
                                                              ----     ------     ------    -----       -------      ------

  Total                                                     4,810      2,096      2,455      259     1,634,986       100.0%
                                                            =====      =====      =====      ===     =========       =====

     The Company's facilities include both surface lots and structured parking facilities (garages). Approximately 17% of the Company's owned parking properties are in structured parking facilities, with the remainder in surface lots. Management believes the Company's owned facilities generally are in good condition and adequate for its present needs.

(1) Includes Central Parking Corporate headquarters in owned facilities.

     ITEM 3.  LEGAL PROCEEDINGS

     The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, will have a material adverse effect upon the Company's financial condition, results of operations, or liquidity. The Company carries liability insurance against certain types of claims that management believes meets industry standards; however, there can be no assurance that any future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity, or results of operations.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                    PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

     (a) The Registrant's Common Stock is listed on the NYSE under the symbol "CPC." The following table sets forth, for the periods indicated, the high and low sales prices for the Company Common Stock as reported by the NYSE.

                                                                        High            Low
                                                                        ----            ---
FISCAL 1998
First Quarter* .................................................    $   46.81      $   31.42
Second Quarter .................................................        49.38          38.44
Third Quarter ..................................................        48.44          40.31
Fourth Quarter .................................................        53.38          40.00
Twelve months* .................................................        53.38          31.42

FISCAL 1999
First Quarter ..................................................    $   50.13      $   25.44
Second Quarter .................................................        37.25          29.00
Third Quarter ..................................................        36.25          27.00
Fourth Quarter .................................................        35.81          27.25
Twelve months ..................................................        50.13          27.00

* Adjusted to reflect three-for-two stock split in December 1997

     (b) There were, as of September 30, 1999, approximately 10,325 holders of the Registrant's Common Stock, as evidenced by security position listings.

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

     ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The information set forth under the caption "Five Year Selected Consolidated Financial Data " in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

     ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rates
     The Company's primary exposure to market risk consists of changes in interest rates on borrowings. At September 30, 1999, the Company's short-term debt of $25 million and long-term debt excluding capital leases and notes payable was $324 million. Of this amount, $25 million is subject to a fixed rate swap and $324 million is variable rate debt which is subject to a pricing grid of which $200 million is payable in quarterly installments of $12.5 million beginning in June 2000 through March 2004 and $124 million in revolving credit loans due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will renew the revolving credit facility. Generally, fixed long-term debt is used to finance single purpose purchases over a fixed period of time.

     The Company's variable rate debt is priced at LIBOR plus 112.5 basis points. For each 100 basis point increase or decrease in the LIBOR the Company would incur increased or decreased interest expense of approximately $3.2 million per year.

     As described in Note 8 of the financial statements, the Company has $25 million in interest rate swap agreements.

     Foreign Currency Exposure
     The Company as described in Note 17 to the financial statements derives approximately $34.2 million or 4.6% of total revenues from foreign sources. Of the $34.2 million, 62.5% is derived from the United Kingdom and 34.1% is derived from Canada. The Company does not employ any foreign currency hedge programs because management does not believe the risk to be material.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information set forth under the captions "Independent Auditors' Report", "Consolidated Balance Sheets", "Consolidated Statements of Earnings", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", and "Notes to Consolidated Financial Statements" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999 is incorporated herein by reference.

     The Company's unaudited operating results for each fiscal quarter within the two most recent fiscal years, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1999, is incorporated herein by reference.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

     PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.

     ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.


     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) (1)      Financial Statements

     The following financial statements and related notes of the Company contained in the Annual report to Shareholders for the fiscal year ended September 30, 1999 are incorporated herein by reference and are included in
Exhibit 13.

         Independent Auditors' Report

         Consolidated Balance Sheets - September 30, 1998 and 1999

         Consolidated Statements and Earnings - Fiscal Years Ended September 30,
           1997, 1998, and 1999

         Consolidated Statement of Shareholders's Equity and Comprehensive
           Income - Fiscal Years Ended September 30, 1997, 1998, and 1999

         Consolidated Statements and Cash Flows - Fiscal Years Ended September
           30, 1997, 1998, and 1999

         Notes to Consolidated Financial Statements

     (a) (2)      Financial Statement Schedules

         None

         Financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

     (a) (3)      Exhibits

     The exhibits are listed in the Index to Exhibits which appears immediately following the signature page.

     (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CENTRAL PARKING CORPORATION


Date:  December 29, 1999                      By: /s/  Stephen A. Tisdell
                                                 -------------------------------
                                                       Stephen A. Tisdell
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                                                  TITLE
---------                                                  -----
/s/ Monroe J. Carell, Jr.                                  Chairman of the Board, Chief Executive Officer and
---------------------------------                          Director
    Monroe J. Carell, Jr.

/s/ James H. Bond                                          President & Chief Operating Officer
---------------------------------                          Director
    James H. Bond

/s/ Stephen A. Tisdell                                     Chief Financial Officer (Principal
---------------------------------                          Accounting Officer)
    Stephen A. Tisdell

/s/ William S. Benjamin                                    Director
---------------------------------
    William S. Benjamin

/s/ Marc L. Davidson                                       Director
---------------------------------
    Marc L. Davidson

/s/ Edward G. Nelson                                       Director
---------------------------------
    Edward G. Nelson

/s/ William C. O'Neil, Jr.                                 Director
---------------------------------
    William C. O'Neil, Jr.

/s/ Cecil Conlee                                           Director
---------------------------------
    Cecil Conlee

/s/ Lowell Harwood                                         Director
---------------------------------
    Lowell Harwood

/s/ Lewis Katz                                             Director
---------------------------------
    Lewis Katz

/s/ Julia Carell Stadler                                   Director
---------------------------------
    Julia Carell Stadler


EXHIBIT INDEX

EXHIBIT
NUMBER                     DOCUMENT
------                     --------
2                          Plan of Recapitalization, effective October 9, 1997
                           (Incorporated by reference to Exhibit 2 to the Company's Registration Statement No. 33-95640 on Form
                           S-1).

2.1 Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.2 Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.3 Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company's Current Report on Form 8-K filed on February 17, 1998).

3.1                  (a)   Amended and Restated Charter of the Registrant
                           (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-23869 on
                           Form S-3).

                     (b) Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company's 10-Q for the quarter ended March 31, 1999).

3.2 Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 333-23869 on Form S-3).

4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-95640 on Form S-1).

4.4 Registration Rights Agreement dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children's Trust, The 1996 Carell Grandchildren's Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The

                           Julie Carell Stadler Foundation, 1997 Carell
                           Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 333-66081 filed on October 21, 1998).


4.4 Amendment dated January 5, 1999 to the Registration Rights Agreement dated as of September 21, 1998, by and between the Registrant, Apollo Real Estate Investment fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children's Trust, The 1996 Carell Grandchildren's Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust. (Incorporated by reference to Exhibit 4.4.1 to the Company's Registration Statement No. 333-66081 filed on October 21, 1998, as amended).


4.5 Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement No. 333-52497 on Form S-3).

4.6 Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement No. 333-52497 on Form S-3).

4.7 Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement No. 333-52497 on Form S-3).

4.8 Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1                       Executive Compensation Plans and Arrangements

                           (a) 1997 Incentive and Nonqualified Stock Option Plan for Key personnel (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-95640 on Form S-1).

                           (b) Form of Option Agreement under Key Personnel Plan (Incorporated by reference to Exhibit
                                    10.2 to the Company's Registration Statement
                                    No. 33-95640 on Form S-1).

                           (c) 1997 Restricted Stock Plan (Incorporated by reference to Exhibit 10.5.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

                           (d)      Form of Restricted Stock Agreement
                                    (Incorporated by reference to Exhibit 10.5.2 to the Company's Registration Statement No. 33-95640 on Form S-1.)

                           (e) Form of Employment Agreements with Executive Officers (Incorporated by reference to
                                    Exhibit 10.7 to the Company's Registration
                                    Statement No. 33-

                                    95640 on Form S-1.)

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

                           (j) Modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1 (j) to the Company's Annual Report on Form 10-K filed on December 27,
                                    1997).

                           (k)      James H. Bond Severance Agreement
                                    (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 33-95640 on Form S-1.)

                           (l) Deferred Stock Unit Plan (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended September 30, 1998).

                           (m)      EPS Compensation Program for Senior
                                    Executives.*


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

10.7 Form of Management Contract (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.8                       Form of Lease (Incorporated by reference to Exhibit
                           10.15 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.9 1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.10                      Exchange Agreement between the Company and Monroe J.
                           Carell, Jr. (Incorporated by
                           reference to Exhibit 10.18 to the Company's
                           Registration Statement No. 33-95640 on Form S-1.)

10.11 $400 Million Credit Agreement dated as of March 19, 1999 by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates.*

10.12 Letter Amendment dated as of June 25, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates.*

10.13 Letter Amendment dated as of October 27, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates.*

10.14 Form of Amendment dated as of December 28, 1999 to $400 million Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates.*

10.19 Consultancy Agreement dated as of January 21, 1997 between Central Parking System, Inc. and Lowell Harwood (Incorporated by reference to Exhibit (c)(4) to the Company's Tender Offer Statement on Schedule 14D-1 filed December 13, 1996).

10.20 Consulting Agreement dated as of February 12, 1998, by and between Central Parking Corporation and Lewis Katz.*

10.21 Limited Partnership Agreement dated as of August 11, 1999, by and between CPS of the Northeast, Inc. and Arizin Ventures, L.L.C.*

10.22 Registration Rights Agreement dated as of February 12, 1998, by and among Central Parking Corporation, Lewis Katz and Saul Schwartz.*

10.23 Shareholders' Agreement and Agreement Not to Compete by and among Central Parking Corporation, Monroe J. Carell, Jr., Lewis Katz and Saul Schwartz dated as of February 12, 1998.*

10.24 Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot)*

10.25 First Amendment to Lease Agreement dated as of July 29, 1997, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot)*

10.26 Lease Agreement dated as of October 6, 1995 by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking
                           Lot)*

10.27 First Amendment to Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot)*

10.28 Prospectus and offering document for 2,625,000 shares of Common Stock dated February 17, 1998. (Incorporated by reference to the Company's Registration Statement No. 233-23869 on Form S-3).

10.29 Transaction Support Agreement by Monroe J. Carell, Jr., the Registrant, Kathryn Carell Brown, Julia Carell Stadler and Edith Carell Johnson to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. dated September 21, 1998. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on October 23, 1998).

10.30 Form of Transaction Support Agreement by certain shareholders of the Registrant to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P., and AEW Partners, L.P., dated September 21, 1998. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on October 23, 1998).

10.31 Form of Transaction Support Agreement by certain shareholders of Allright Holdings, Inc. to the Registrant and Central Merger Sub, Inc. dated September 21, 1998. (Incorporated by reference to
                           Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on October 23, 1998).

EXHIBIT
NUMBER                     DOCUMENT                              PAGE NO
------                     --------                              -------
13       Portions of the Annual Report to Shareholders*

21       Subsidiaries of the Registrant*

23       Consent of KPMG LLP*

27       Financial Data Schedule*


---------------
* Filed herewith.