Form 10-Q
period 1999-12-31
CENTRAL PARKING CORP
filed 2000-02-14
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1999

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



              Tennessee                                 62-1052916
 ------------------------------------      -------------------------------------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                 2401 21st Avenue South,
             Suite 200, Nashville, Tennessee                       37212
----------------------------------------------------------  --------------------
        (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, Including Area Code:         (615) 297-4255
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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


               Class                        Outstanding at February 14, 2000
 ------------------------------------      -------------------------------------
   Common Stock, $0.01 par value                      36,848,177

                                      INDEX

                           CENTRAL PARKING CORPORATION

                                                                                                                 PAGE
                                                                                                                 ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets
           -- December 31, 1999 and September 30, 1999...................................................          3

           Condensed consolidated statements of earnings
           -- three months ended December 31, 1999 and 1998..............................................          4

           Condensed consolidated statements of cash flows
           -- three months ended December 31, 1999 and 1998..............................................          5

           Notes to condensed consolidated financial statements..........................................         6-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................................        10-15

Item 3.    Quantitative and Qualitative Disclosure about Market Risk ....................................         16

PART 2.    OTHER INFORMATION

Item 1.    Legal Proceedings ............................................................................         17

Item 4.    Submission of Matters to a Vote of Security Holders...........................................         17

Item 6.    Exhibits and Reports on Form 8-K..............................................................         17


           Signatures ...................................................................................         23


                           CENTRAL PARKING CORPORATION
                      Condensed Consolidated Balance Sheets

Dollar amounts in thousands

                                                                                          Unaudited
                                                                                          December 31,     September 30,
                                                                                             1999              1999
                                                                                         -----------       ------------
                  ASSETS

Current assets:
    Cash and cash equivalents                                                            $    44,825       $    53,669
    Management accounts receivable                                                            37,691            33,288
    Accounts receivable - other                                                               17,035            18,966
    Current portion of notes receivable (including amounts due from related parties
       of $523 at December 31, and $599 at September 30, 1999                                 12,649            12,503
    Prepaid rent                                                                               8,345            14,222
    Prepaid expenses                                                                           7,680             7,438
    Deferred income taxes                                                                        227               247
    Prepaid and refundable income taxes                                                        5,374             5,374
                                                                                         -----------       -----------
                  Total current assets                                                       133,826           145,707

Investments, at amortized cost (fair value $5,630 at December 31, and $5,480 at
    September 30, 1999)                                                                        5,571             5,488
Notes receivable, less current portion                                                        47,525            47,870
Property, equipment, and leasehold improvements, net                                         430,015           421,090
Contract and lease rights, net                                                                96,062            97,158
Goodwill, net                                                                                274,183           277,800
Investment in and advances to partnerships and joint ventures                                 30,274            32,218
Other assets                                                                                  39,080            37,246
                                                                                         -----------       -----------
                                                                                         $ 1,056,536       $ 1,064,577
                                                                                         ===========       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital lease obligation                       $    43,123       $    31,682
    Accounts payable                                                                          69,131            74,778
    Accrued payroll and related costs                                                         16,102            12,268
    Accrued expenses                                                                           7,430            20,051
    Management accounts payable                                                               37,870            33,416
    Income taxes payable                                                                       7,478             4,171
                                                                                         -----------       -----------
                  Total current liabilities                                                  181,144           176,366

Long-term debt and capital lease obligations, less current portion                           316,677           337,481
Deferred rent                                                                                 17,894            17,681
Deferred compensation                                                                         12,100            12,058
Deferred income taxes                                                                         29,357            27,702
Minority interest                                                                             28,814            31,112
Other liabilities                                                                              6,272             5,058
                                                                                         -----------       -----------
                  Total liabilities                                                          592,308           607,458

Company-obligated mandatorily redeemable convertible securities of subsidiary
    holding solely parent debentures                                                         110,000           110,000

Shareholders' equity:
    Common stock, $.01 par value; 50,000,000 shares authorized,
        36,719,409 and 36,753,977 shares issued and outstanding, respectively                    369               368
    Additional paid -in capital                                                              259,142           259,853
    Foreign currency translation adjustment                                                      125               (20)
    Retained earnings                                                                         95,025            87,364
    Deferred compensation on restricted stock                                                   (433)             (446)
                                                                                         -----------       -----------
                  Total shareholders' equity                                                 354,228           347,119
                                                                                         -----------       -----------
                                                                                         $ 1,056,536       $ 1,064,577
                                                                                         ===========       ===========



See accompanying notes to condensed consolidated financial statements

                           CENTRAL PARKING CORPORATION
                  Condensed Consolidated Statements of Earnings
                                    Unaudited

Dollar amounts in thousands

                                                                               Three Months Ended December 30,
                                                                               -------------------------------
                                                                                    1999            1998
                                                                               -----------       ------------
Revenues:
     Parking                                                                     $ 159,496       $ 155,982
     Management contract                                                            25,837          22,941
                                                                                 ---------       ---------
              Total revenues                                                       185,333         178,923

Costs and expenses:
     Cost of parking                                                               133,107         127,294
     Cost of management contracts                                                    8,440           5,638
     General and administrative                                                     19,927          19,701
     Goodwill and non-compete amortization                                           3,062           2,900
     Impairment loss                                                                   495              --
     Merger costs                                                                    2,385              --
                                                                                 ---------       ---------
              Total costs and expenses                                             167,416         155,533
                                                                                 ---------       ---------

              Operating earnings                                                    17,917          23,390

Other income (expenses):
     Interest income                                                                 1,866           1,533
     Interest expense                                                               (6,528)         (7,562)
     Dividends on Company-obligated mandatorily redeemable
       convertible securities of a subsidiary trust                                 (1,510)         (1,396)
     Net gains (losses) on sales and divestitures of property and equipment          2,253             (85)
     Minority interest                                                                (814)           (490)
     Equity in partnership and joint venture earnings                                1,486           1,186
                                                                                 ---------       ---------
              Other expenses, net                                                   (3,247)         (6,814)
                                                                                 ---------       ---------
              Earnings before income taxes and extraordinary item                   14,670          16,576
                                                                                 ---------       ---------

     Income tax expense                                                              6,224           6,437
                                                                                 ---------       ---------

              Net earnings before extraordinary item                                 8,446          10,139
     Extraordinary item, net of tax                                                   (195)             --
                                                                                 ---------       ---------

              Net earnings                                                       $   8,251       $  10,139
                                                                                 =========       =========

     Basic earnings per share:
     Net earnings before extraordinary item                                      $    0.23       $    0.28
     Extraordinary item, net of tax                                              $      --       $      --
     Net earnings                                                                $    0.23       $    0.28

     Diluted earnings per share:
     Net earnings before extraordinary item                                      $    0.23       $    0.27
     Extraordinary item, net of tax                                              $    0.01       $      --
     Net earnings                                                                $    0.22       $    0.27



                           CENTRAL PARKING CORPORATION
                 Condensed Consolidated Statements of Cash Flows

Dollar amounts in thousands

                                                                                                   Three Months Ended December 31,
                                                                                                   ------------------------------
                                                                                                        1999              1998
                                                                                                   ------------       -----------
Cash flows from operating activities:
     Net earnings before extraordinary item                                                            $  8,446       $ 10,139
     Extraordinary item, net of tax                                                                        (195)
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                                    6,855          4,801
         Amortization of goodwill and non-compete                                                         3,062          2,900
         Amortization of contract and lease rights, deferred rent, deferred financing fees and other      4,373          1,434
         Equity in partnership and joint venture earnings                                                (1,486)        (1,186)
         Distributions from partnerships and ventures                                                     1,254          1,253
         Net (gains) losses on sales and divestitures of property and equipment                          (2,253)            85
         Impairment loss                                                                                    495             --
         Deferred income taxes                                                                            1,675           (258)
         Minority interest                                                                                  814            490
         Changes in operating assets and liabilities, excluding acquisitions:
              (Increase) decrease in management accounts receivable                                      (4,403)       (11,559)
              (Increase) decrease in notes and accounts receivable - other                                1,931         (4,631)
              (Increase) decrease in prepaid rent                                                         5,877         (3,516)
              (Increase) decrease in prepaid expenses                                                      (242)        (1,161)
              (Increase) decrease in prepaid and refundable income taxes                                     --           (273)
              (Increase) decrease in other assets                                                         1,267         (3,457)
              Increase (decrease) in accounts payable, accrued expenses, and deferred compensation      (17,111)        (9,737)
              Increase (decrease) in management accounts payable                                          4,454         12,242
              Increase (decrease) in income taxes payable                                                 3,307          4,666
                                                                                                       --------       --------
         Net cash provided by operating activities                                                       15,586          2,232
                                                                                                       --------       --------
Cash flows from investing activities:
     Proceeds from sales and divestitures of property and equipment                                       5,516            203
     Investment in notes receivable                                                                         199         (3,130)
     Purchase of property, equipment, and leasehold improvements                                        (19,043)       (13,297)
     Purchase of contract rights and lease rights                                                          (980)       (22,140)
     Investment in and advances to partnerships, joint ventures and unconsolidated subsidiaries           2,176             11
     Purchase of investments, net                                                                           (83)           (65)
                                                                                                       --------       --------
         Net cash used by investing activities                                                          (12,215)       (38,418)
                                                                                                       --------       --------
Cash flows from financing activities:
     Dividends paid                                                                                        (551)          (444)
     Net borrowings under revolving credit agreement, net of issuance costs                              (9,100)         2,300
     Payments of financing charges for revolving credit agreement                                          (700)            --
     Capital contributions                                                                                   --             32
     Proceeds from issuance of notes payable, net of issuance costs                                          --         15,330
     Payment to minority interest partner                                                                (3,112)            --
     Principal repayments on notes payable and capital leases                                              (263)        (1,746)
     Proceeds from issuance of common stock and exercise of stock options, net                            1,366            193
                                                                                                       --------       --------
         Net cash provided by financing activities                                                      (12,360)        15,665
                                                                                                       --------       --------
Foreign currency translation                                                                                145            168
                                                                                                       --------       --------
         Net decrease in cash and cash equivalents                                                       (8,844)       (20,353)
Cash and cash equivalents at beginning of period                                                         53,669         50,744
                                                                                                       --------       --------
Cash and cash equivalents at end of period                                                             $ 44,825       $ 30,391
                                                                                                       ========       ========

                           CENTRAL PARKING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1999 (included in the Company's Annual Report on Form 10-K). Certain items have been reclassified to conform to current year presentation.

     MERGERS AND ACQUISITIONS

     NEW YORK PARTNERSHIP

     On May 28, 1999 the Company purchased the remaining 60% interest in a partnership, a limited liability company, which operates a parking facility in New York City for $20.5 million in cash. The Company previously owned 40% of the partnership. The previous partner will continue to manage the garage for the next 7 years.

     ALLRIGHT HOLDINGS, INC.

     On March 19, 1999, the Company completed a merger with Allright Holdings, Inc. ("Allright"), pursuant to which approximately 7.0 million shares of Central Parking common stock and approximately 0.5 million options and warrants to purchase common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction, constituting a tax-free exchange, has been accounted for as a pooling-of-interests under APB Opinion No. 16. Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. Prior to the consummation of the merger, Allright's fiscal year end was June 30. In recording the business combination, Allright's fiscal year end has been restated to reflect a September year-end to conform to Central Parking's fiscal year end. As a result of conforming the fiscal year with that of the company's, the historical results of operations of Allright for the quarter ending September 30, 1998 has been recorded directly to shareholders' equity. In addition, the consolidated income tax provision has been restated on a combined basis. The impact of the restatement was to increase net earnings by $849 thousand and to decrease net earnings by $533 thousand in the quarters ended December 31, 1998 and 1999, respectively. There were no material transactions between Central Parking and Allright prior to the merger.

     The Company incurred $2.4 million of merger related expenses on a pretax basis during the quarter ended December 31, 1999 that were reported as operating expenses. Included in these costs are approximately $0.6 million in professional fees; comprised of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and the balance of $0.7 million in travel, supplies, printing and other out of pocket expenses. These costs, which are directly attributable to the merger and are incremental to the combined companies are recognized when incurred.

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

The following tables set forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------
                                                           1999                               1998
                                            ----------------------------------   ---------------------------------
                                             Income       Common                  Income      Common
                                            Available     Shares     Per Share   Available    Shares      Per Share
                                            ($000's)     (000's)       Amount    ($000's)     (000's)       Amount
                                            ---------    -------     ---------   ---------    -------     --------
    Basic earnings per share:
    Earnings before extraordinary item      $ 8,446       36,516      $  0.23    $10,139       36,260      $  0.28
    Effect of dilutive stock and
    options:
     Stock option plan and warrants              --          308           --         --          524        (0.01)
     Restricted stock plan                       --          180           --         --          172           --
     Deferred stock unit plan                    --           36           --         --           16           --
     Employee stock purchase plan                --           73           --         --           46           --
                                            -------      -------      -------    -------      -------      -------
    Diluted earnings per share:
    Earnings before extraordinary item      $ 8,446       37,113      $  0.23    $10,139       37,018      $  0.27
                                            =======      =======      =======    =======      =======      =======


     Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holder of such restricted stock may forfeit the shares if certain employment or service requirements are not met.

     The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At December 31, 1999 and 1998, such securities were convertible into 2,000,000 shares of common stock. For the three months ended December 31, 1999, options and warrants to purchase 1,014,248 shares are excluded from the diluted common shares since they are anti-dilutive.

     On January 18, 2000 the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The repurchase was subsequently approved by the Company's bank lenders on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. Shares repurchased will be reserved for later reissue in connection with general corporate purposes, including possible future acquisitions.

     LONG TERM DEBT

     On March 19, 1999, Central Parking established a new credit facility providing for an aggregate of up to $400 million (the "New Credit Facility") consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12,500,000 commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at LIBOR plus grid based margin dependant upon the Company achieving certain financial ratios. The rate as of December 31, 1999 was LIBOR plus 1.125%. The New Credit Facility contains certain covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. Central Parking used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of December 31, 1999 was $340.0 million with a weighted average interest rate of 6.65% as of December 31, 1999.

     The New Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. On December 28, 1999 the Company entered into an amendment and waiver to the New Credit Facility agreement relating to the waiver of non-compliance with certain loan covenants at September 30, 1999. This amendment and waiver contains, among other things, provisions for up-front fees of $700 thousand. Interest rates are not affected by the amendment and will continue to be based upon the existing grid and determined based on certain financial ratios, as amended.

     On February 14, 2000, the Company entered into an amendment and restatement to the New Credit Facility agreement primarily to allow for the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement contains provisions for up front fees of $700 thousand. Interest rates are not affected by the amendment and will continue to be based upon the existing grid and determined based on certain financial ratios.

     The Company is required under the New Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce exposure to fluctuations in interest rates. On October 27, 1999 the Company entered into a $25 million interest rate swap for a term of four years, cancelable after two years at the option of the counterparty, under which the Company will pay to the counterparty a fixed rate of 6.16%, and the counterparty will pay to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying nominal value.

     The Company had previously established a credit facility (the "Previous Credit Facility") providing for an aggregate availability of up to $300 million, consisting of a five-year $200 million revolving credit facility, including a sub-limit of $25 million for standby letters of credit, and a $100 million term loan. The $100 million term loan was repaid with proceeds from securities offerings completed in March 1998, and the remaining balance of the revolving credit facility was repaid with proceeds from the New Credit Facility.

     The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of a subsidiary whose sole assets are convertible subordinated debentures of the Company. The consolidated results of operations reflect dividends on the Preferred Securities.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact, if any, these pronouncements will have on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 16, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal use software should be capitalized and which should be expensed. The Company's adoption of SOP 98-1 did not have a material impact to the Company's financial statements.

     On January 18, 2000 the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The repurchase was subsequently approved by the Company's bank lenders on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. Shares repurchased will be reserved for later reissue in connection with general corporate purposes, including possible future acquisitions

     BUSINESS SEGMENTS

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues, costs, and other expenses by segment for the three months ended December 31, 1998 and 1999.

                                                                     Three Months Ended December 31, 1999

                                            One               Two              Three              Four              Five
                                        -----------       -----------       -----------       -----------       -----------
Parking revenue                         $    20,188       $    72,706       $    21,687       $    24,749       $    13,409
Management contract                           4,221             8,338             4,538             3,476             3,925
                                        -----------       -----------       -----------       -----------       -----------
Total revenues                               24,409            81,044            26,225            28,225            17,334
Cost of parking                              18,438            54,676            20,874            21,712            11,406
Cost of management                            1,535             2,600             1,725             1,214             1,573
General & admin, goodwill,
  impairment loss and merger costs            3,485             9,070             3,277             3,020             3,037
                                        -----------       -----------       -----------       -----------       -----------
Operating earnings                              951            14,698               349             2,279             1,318
Interest income/(expense)/
  dividends, net                                (64)           (5,002)             (694)              (21)              (75)
Gains / losses                                2,253             2,253
Minority interest                                --              (814)               --                --                --
Equity in partnerships and
  joint ventures                                 --                --                --                --                --
                                        -----------       -----------       -----------       -----------       -----------
Earnings before income tax
  and extraordinary items                       887             8,882              (345)            2,258             1,243
Income tax
Net earnings before
  extraordinary items
Extraordinary items,
  net of tax

Net earnings
                                        -----------       -----------       -----------       -----------       -----------
Identifiable assets                     $    62,523       $   368,442       $    97,636       $    38,215       $    48,603
                                        ===========       ===========       ===========       ===========       ===========





































                                           Three Months Ended December 31, 1999

                                                          All others
                                            Int'l         & Gen'l Corp         Total
                                        -----------       -----------       -----------
Parking revenue                         $     6,757       $        --       $   159,496
Management contract                           1,339                --            25,837
                                        -----------       -----------       -----------
Total revenues                                8,096                --           185,333
Cost of parking                               6,001                --           133,107
Cost of management                             (207)               --             8,440
General & admin, goodwill,
  impairment loss and merger costs            1,100             2,880            25,869
                                        -----------       -----------       -----------
Operating earnings                            1,202            (2,880)           17,917
Interest income/(expense)/
  dividends, net                                (23)             (293)           (6,172)
Gains / losses
Minority interest                                --                --              (814)
Equity in partnerships and
  joint ventures                                294             1,192             1,486
                                        -----------       -----------       -----------
Earnings before income tax
  and extraordinary items                     1,274               471            14,670
Income tax                                                                        6,224
                                                                            -----------
Net earnings before
  extraordinary items                                                             8,446
Extraordinary items,
  net of tax                                                                       (195)
                                                                            -----------
Net earnings                                                                      8,251
                                        -----------       -----------       -----------
Identifiable assets                     $    21,218       $   418,409       $ 1,055,046
                                        ===========       ===========       ===========



Segment One encompasses the western region of the United States, including West Texas, and Louisiana.

Segment Two encompasses the northeastern region of the United States, including New York, New Jersey, Eastern Pennsylvania, and New England.

Segment Three encompasses the southeastern region of the United States, and also includes Washington D.C.

Segment Four encompasses parts of the mid-western region of the United States, and also includes upstate New York. The executive responsible for Segment Four administers parts of Canada as well.

Segment Five encompasses the inter-mountain region of the United States, including Northern Texas and parts of the Mid-west.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FORWARD-LOOKING STATEMENTS MAY PROVE INACCRUATE

         This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Report on Form 10-K for the year ended September 30, 1999. Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The following important factors, in addition to those discussed elsewhere in this report, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

- successfully integrating Allright and Kinney Systems, as well as past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

- successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

- fluctuations in quarterly operating results caused by a variety of factors including the timing of gains on sales of owned facilities, preopening costs, changes in the Company's cost of borrowing, effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

- the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

- the ability of the Company to successfully complete Year 2000 compliance measures;

-        global and/or regional economic factors;

- compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

     OVERVIEW

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

     Parking revenues from owned properties amounted to $16.4 million and $15.3 million for the three months ended December 30, 1999 and 1998, respectively. Owned properties parking revenues, as a percentage of parking revenues, accounted for 10.3% and 9.7% in the three months ended December 31, 1999 and 1998, respectively. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

     Parking revenues from leased facilities amounted to $143.1 million and $142.4 million for the first quarter of fiscal 2000 and 1999, respectively. Leased properties parking revenues, as a percentage of parking revenues, accounted for 89.7% and 90.3% in the three months ending December 31, 1999 and 1998, respectively. Leases generally provide for a contractually established payment to the facility owner, which is either a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

     Management contract revenues amounted to $25.8 million and $22.9 million for the three months ended December 31, 1999 and 1998, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. Generally, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

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

     As of December 31, 1999, Central Parking operated 2,088 parking facilities through management contracts, leased 2,419 parking facilities, and owned 256 parking facilities, either independently or in joint venture with third parties.

     THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Parking revenues for the first quarter of fiscal 2000 increased to $159.5 million from $156.0 million in the first quarter of fiscal 1999, an increase of $3.5 million, or 2.3%. The increase is primarily a result of parking rate increases and new locations offset by lost locations. The Company experienced a net decline of 166 properties in the number of leased and owned locations in the first quarter of 2000 from the first quarter of 1999 (226 locations added, offset by 392 locations lost). The net reduction in locations is primarily a result of the merger with Allright. Of the locations lost, 33 properties were divested as a result of an agreement entered into with the Antitrust Division of the U.S. Department of Justice, 180 lost locations resulted from the Allright merger and 56 locations were closed because they were not profitable. Revenues from foreign operations amounted to $6.6 million for the quarters ended December 31, 1999 and 1998.

     Management contract revenues for the first quarter of fiscal 2000 increased to $25.8 million from $22.9 million in the same period of fiscal 1999, an increase of $2.9 million or 12.6%. Of the $2.9 million increase, $86 thousand is attributable to 18 locations added as a result of the Sacramento Parking acquisition. The remaining $2.8 million is attributed to the net addition of 128 management contracts in the three months ended December 31, 1999 as compared to the same quarter of 1998, and increased management fees on existing locations.

     Cost of parking in the first quarter of 2000 increased to $133.1 million from $127.3 million in the first quarter of 1999, an increase of $5.8 million or 4.6%. This increase was due primarily to higher rent, payroll, medical claims by employees, and depreciation as a percentage of total revenues in the quarter ended December 31, 1999 than in the same quarter of 1998. Rent expense increased $3.5 million from the first quarter of 1999 to the first quarter of 2000. Rent as a percentage of parking revenues increased to 49.3% in the first quarter of 2000 from 47.3% in the same quarter of 1999. This increase is principally a result of higher rates at new locations from acquisitions, and increased rental rates at existing locations. Payroll increased $635 thousand from the quarter ended December 31, 1999 over the same period in 2000. Cost of parking as a percentage of parking revenues increased to 83.5% in the first quarter of fiscal 2000 from 81.6% in fiscal first quarter 1998.

     Cost of management contracts in fiscal first quarter 2000 increased to $8.4 million from $5.6 million in the comparable period in 1999, an increase of $2.8 million or 49.7%. The increase in cost reflects higher medical claims by employees, in total and as a percentage of management contract revenue. Cost of management contracts as a percentage of management contract revenue increased to 32.7% for the first fiscal quarter 2000 from 24.6% for the same period in 1999, primarily due to the costs of medical claims by employees.

     General and administrative expenses, excluding amortization of goodwill and non-compete agreements, increased to $19.9 million for the first quarter of fiscal 2000 from $19.7 million in fiscal first quarter 1999, an increase of $226 thousand or 1.1%. This increase is due primarily to administrative activities associated with increased business volume and expenses associated with implementation of new accounting systems, including $2.4 million of additional depreciation related to adopting a shorter life on Allright related computer assets and $799 thousand of duplicative salaries as a result of the merger integration process. This increase is partially offset by decreases in salaries and supplies of approximately $2.6 million in the first quarter of 2000 as compared to the first quarter of 1999. General and administrative expenses, as a percentage of total revenues decreased to 10.8% for the first fiscal quarter 2000 compared to 11.0% for the first quarter of fiscal 1999.

     Goodwill and non-compete amortization for the first quarter of fiscal 2000 increased to $3.1 million from $2.9 million in fiscal first quarter 1999, an increase of $162 thousand or 5.6%, as a result of the acquisition of Sacramento Parking Group in July 1999 and additional amortization associated with previous acquisitions.

     The Company incurred $2.4 million of merger related expenses on a pretax basis during the quarter ended December 31, 1999 that were reported as operating expenses. Included in these costs are approximately $0.6 million in professional fees; comprised of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and the balance of $0.7 million in travel, supplies, printing and other out of pocket expenses. These costs, which are directly attributable to the merger and are incremental to the combined companies are recognized when incurred.

     Interest income increased to $1.9 million for the first quarter of fiscal 2000 from $1.5 million in the first quarter of fiscal 1999, an increase of $333 thousand, or 21.7%. The increase in interest income is a result of additional notes receivable outstanding during the quarter ended December 31, 1999 that were not outstanding during the same quarter of 1998.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $8.0 million for the first quarter of fiscal 2000 from $9.0 million in the first quarter of fiscal 1999, a decrease of $1.0 million or 10.3%. This decrease in interest expense was primarily attributable to lower interest rates on the Company's overall outstanding debt as a result of refinancing the Allright debt with the new Credit Facility. The weighted average balance outstanding under such credit facilities and convertible securities was $454.8 million during the quarter ended December 31, 1999, at a weighted average interest rate of 6.3% compared to $392.2 million during the quarter ended December 31, 1998 at an average interest rate of 7.9%.

     Net gains on sales and divestitures of property and equipment for the three months ended December 31, 1999 includes a gain of $1.1 million resulting from the disposal of two parking lots due to a governmental condemnation proceeding and a $1.1 million net gains resulting from divestitures required by a settlement agreement with the Anti-trust Division of the United States Department of Justice as a result of the Allright merger.

     Income taxes decreased to $6.2 million for the first quarter of fiscal 2000 from $6.4 million in the first fiscal quarter in 1999, a decrease of $213 thousand or 3.3%. The effective tax rate for the first fiscal quarter 2000 was 42.4% compared to 38.8% for the 1999 quarter. The increase in the effective tax rate is attributable to a combination of certain non-deductible merger expenses included in operating expenses, and higher overall state taxes applicable to gain on sales of property. The tax rate is expected to normalize at 40% when merger expenses are no longer incurred.

     LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the three months ended December 31, 1999 provided net cash of $15.6 million, compared to $4.0 million of cash provided by operating activities for the three months ended December 31, 1998. Net earnings of $8.4 million and depreciation and amortization of $14.3 million, together with decreases in prepaid rent of $5.9 million, generally offset by increases in management accounts receivables of $4.4 million and decreases in accounts payable, accrued expenses, and deferred compensation of $17.1 million account for the majority of the cash provided by operating activities during the first three months of fiscal 2000. Net earnings of $10.1 million, depreciation and amortization of $9.1 million, partially offset by increases in management accounts receivable, prepaid expenses, and other assets and decreases in accounts payable account for the majority of the cash provided by operating activities during the first three months of fiscal 1999.

     Investing activities for the three months ended December 31, 1999 used net cash of $11.6 million, compared to $40.2 million for the same period in 1998. Purchase of property, equipment, and leasehold improvements of $19.0 million, partially offset by proceeds from sales of property of $5.5 million and distributions from partnerships and joint ventures of $2.7 million account for the majority of cash used by investing activities during the first three months of fiscal 2000. Purchase of property, equipment, leasehold improvements, and contract rights of $35.4 million and investment in notes receivable of $4.9 million account for the majority of the cash used by investing activities in the first three months of fiscal 1999.

     Financing activities for the three months ended December 31, 1999 used net cash of $12.4 million, compared to cash provided of $15.7 million in the same period in 1998. Net payments under the revolving credit agreement of $9.1 million and payment to minority interest partner of $3.1 million, partially offset by proceeds from issuance of common stock and exercise of warrants of $1.4 million during the three months ended December 31, 1999, account for the majority of the cash used by financing activities. Proceeds from issuance of notes payable of $15.3 million account for the majority of the cash provided by financing activities during the three months ended December 31, 1998.

     Depending on the timing and magnitude of the Company's future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and from Central Parking's credit facility over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates; however, as of December 31, 1999, Central Parking had no material outstanding commitments for capital expenditures related to current operations.

     If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the existing credit facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted under the caption "Risk Factors", in Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Report on Form 10-K for the year ended September 30, 1999 provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Central Parking common stock. Until certain shareholders of Central Parking have received at least $350 million from the sale of Central Parking common stock in either registered offerings or otherwise, Central Parking cannot sell any shares of its common stock on its own behalf, subject to certain exceptions. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions. The recent decrease in the market value of Central Parking common stock also could have an impact on Central Parking's ability to complete significant acquisitions or raise additional capital.

     FUTURE CASH COMMITMENTS

     In connection with the Allright Merger, the Company has incurred approximately $43.4 million of merger costs before adjustment for the tax benefits associated with those costs. The Company estimates that it will spend approximately $2 million more to complete the integration of all systems related to the Allright Merger.

     On May 10, 1999, the Company announced a definitive agreement to purchase a parking facility that is being developed in Chicago by a wholly owned subsidiary of Prime Group Realty Trust (NYSE: PGE). The purchase price is approximately $37.3 million. The garage will have a total of 1,018 parking spaces as well as 4,200 square feet suitable for retail. Under the terms of the agreement, the purchase will occur upon completion of the parking facility, which is expected in 2001. Central Parking expects to finance this purchase through a synthetic lease or borrow through other indebtedness.

     On January 18, 2000 the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The repurchase was subsequently approved by the Company's bank lenders on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. Shares repurchased will be reserved for later reissue in connection with general corporate purposes, including possible future acquisitions

     NEW CREDIT FACILITY

     The weighted average amount outstanding under the Company's New Credit Facility as of December 31, 1999 is $346.2 million, with a weighted average interest rate of 6.65% for the period from October 1, 1999 through December 31, 1999.

     On February 14, 2000, the Company entered into an amendment and restatement to the New Credit Facility agreement to allow for the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement contains provisions for up front fees of 0.125%. Interest rates are not affected by the amendment and will continue to be based upon the existing grid and determined based on certain financial ratios

     CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES AND EQUITY OFFERINGS

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

     ALLRIGHT HOLDINGS, INC.

     On March 19, 1999, the Company completed a merger with Allright Holdings, Inc. ("Allright"), pursuant to which approximately 7.0 million shares of Central Parking common stock and approximately 0.5 million options and warrants to purchase common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction, constituting a tax-free exchange, has been accounted for as a pooling-of-interests under APB Opinion No. 16. Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. Prior to the consummation of the merger, Allright's fiscal year end was June 30. In recording the business combination, Allright's fiscal year end has been restated to reflect a September year-end to conform to Central Parking's fiscal year end. As a result of conforming the fiscal year with that of the Company's, the historical results of operations of Allright for the quarter ending September 30, 1998 has been recorded directly to shareholders' equity. In addition, the consolidated income tax provision has been restated on a combined basis. The impact of the restatement was to increase net earnings by $849 thousand and to decrease net earnings by $533 thousand in the quarters ended December 31, 1998 and 1999, respectively. There were no material transactions between Central Parking and Allright prior to the Merger.

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

     PRIME GROUP REALTY TRUST

     On May 10, 1999, the Company announced a definitive agreement to purchase a parking facility that is being developed in Chicago by a wholly owned subsidiary of Prime Group Realty Trust (NYSE: PGE). The purchase price is approximately $37.3 million. The garage will have a total of 1,018 parking spaces as well as 4,200 square feet suitable for retail. Under the terms of the agreement, the purchase will occur upon completion of the parking facility, which is expected in 2001.

                                                                     Three Months Ended December 31, 1999

                                            One               Two              Three              Four              Five
                                        -----------       -----------       -----------       -----------       -----------
Parking revenue                         $    20,188       $    72,706       $    21,687       $    24,749       $    13,409
Management contract                           4,221             8,338             4,538             3,476             3,925
                                        -----------       -----------       -----------       -----------       -----------
Total revenues                               24,409            81,044            26,225            28,225            17,334
Cost of parking                              18,438            54,676            20,874            21,712            11,406
Cost of management                            1,535             2,600             1,725             1,214             1,573
General & admin, goodwill,
  impairment loss and merger costs            3,485             9,070             3,277             3,020             3,037
                                        -----------       -----------       -----------       -----------       -----------
Operating earnings                              951            14,698               349             2,279             1,318
Interest income/(expense)/
  dividends, net                                (64)           (5,002)             (694)              (21)              (75)
Gains / losses                                2,253             2,253
Minority interest                                --              (814)               --                --                --
Equity in partnerships and
  joint ventures                                 --                --                --                --                --
                                        -----------       -----------       -----------       -----------       -----------
Earnings before income tax
  and extraordinary items                       887             8,882              (345)            2,258             1,243
Income tax
Net earnings before
  extraordinary items
Extraordinary items,
  net of tax

Net earnings
                                        -----------       -----------       -----------       -----------       -----------
Identifiable assets                     $    62,523       $   368,442       $    97,636       $    38,215       $    48,603
                                        ===========       ===========       ===========       ===========       ===========



                                           Three Months Ended December 31, 1999

                                                          All others
                                            Int'l         & Gen'l Corp         Total
                                        -----------       -----------       -----------
Parking revenue                         $     6,757       $        --       $   159,496
Management contract                           1,339                --            25,837
                                        -----------       -----------       -----------
Total revenues                                8,096                --           185,333
Cost of parking                               6,001                --           133,107
Cost of management                             (207)               --             8,440
General & admin, goodwill,
  impairment loss and merger costs            1,100             2,880            25,869
                                        -----------       -----------       -----------
Operating earnings                            1,202            (2,880)           17,917
Interest income/(expense)/
  dividends, net                                (23)             (293)           (6,172)
Gains / losses
Minority interest                                --                --              (814)
Equity in partnerships and
  joint ventures                                 95             1,391             1,486
                                        -----------       -----------       -----------
Earnings before income tax
  and extraordinary items                     1,274               471            14,670
Income tax                                                                        6,224
                                                                            -----------
Net earnings before
  extraordinary items                                                             8,446
Extraordinary items,
  net of tax                                                                       (195)
                                                                            -----------
Net earnings                                                                      8,251
                                        -----------       -----------       -----------
Identifiable assets                     $    21,218       $   418,409       $ 1,055,046
                                        ===========       ===========       ===========


                                                                 Three Months Ended December 31, 1998

                                             One              Two              Three              Four             Five
                                        -----------       -----------       -----------       -----------       -----------
Parking revenue                         $    22,584       $    64,338       $    22,128       $    23,851       $    15,196
Management contract                           3,365             8,221             3,846             2,765             3,405
                                        -----------       -----------       -----------       -----------       -----------
Total revenues                               25,949            72,559            25,974            26,616            18,601
Cost of parking                              19,410            47,731            19,607            20,588            13,455
Cost of management                            1,228               948             1,574               858             1,013
General & admin, goodwill,
  impairment loss and merger costs            1,949             7,923             2,083             2,003             1,634
                                        -----------       -----------       -----------       -----------       -----------

Operating earnings                            3,362            15,957             2,710             3,167             2,499
Interest income/(expense)/
  dividends, net                               (102)           (5,194)             (665)              (74)             (200)
Gains / losses                                  (85)              (85)
Minority interest                                --              (490)               --                --                --
Equity in partnerships and
  joint ventures                                 --               287                --                --
                                        -----------       -----------       -----------       -----------       -----------
Earnings before income tax
  and extraordinary items                     3,260            10,560             2,045             3,093             2,299
Income tax
Net earnings before
  extraordinary items

Extraordinary items,
  net of tax

Net earnings
                                        -----------       -----------       -----------       -----------       -----------
Identifiable assets                     $    34,842       $   335,019       $    59,062       $    23,379       $    31,851
                                        ===========       ===========       ===========       ===========       ===========



                                           Three Months Ended December 31, 1998

                                                          All others
                                           Int'l         & Gen'l Corp          Total
                                        -----------      -----------       -----------
Parking revenue                         $     7,885      $        --       $   155,982
Management contract                           1,339               --            22,941
                                        -----------      -----------       -----------
Total revenues                                9,224               --           178,923
Cost of parking                               6,503               --           127,294
Cost of management                               17               --             5,638
General & admin, goodwill,
  impairment loss and merger costs            1,246            5,763            22,601
                                        -----------      -----------       -----------

Operating earnings                            1,458           (5,763)           23,390
Interest income/(expense)/
  dividends, net                                  9           (1,199)           (7,425)
Gains / losses
Minority interest                                --               --              (490)
Equity in partnerships and
  joint ventures                                 93              806             1,186
                                        -----------      -----------       -----------
Earnings before income tax
  and extraordinary items                     1,560           (6,241)           16,576
Income tax                                                                       6,437
                                                                           -----------
Net earnings before
  extraordinary items                                                           10,139
Extraordinary items,
  net of tax                                                                        --
                                                                           -----------
Net earnings                                                                    10,139
                                        -----------      -----------       -----------
Identifiable assets                     $    18,434      $   510,608       $ 1,013,195
                                        ===========      ===========       ===========




Segment One encompasses the western region of the United States, including West Texas, and Louisiana.

Segment Two encompasses the northeastern region of the United States, including New York, New Jersey, Eastern Pennsylvania, and New England.

Segment Three encompasses the southeastern region of the United States, and also includes Washington D.C.

Segment Four encompasses parts of the mid-western region of the United States, and also includes upstate New York. The executive responsible for Segment Four administers parts of Canada as well.

Segment Five encompasses the inter-mountain region of the United States, including Northern Texas and parts of the Mid-west.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In connection with the merger of Allright Holdings, Inc. with a subsidiary of the Company, the Antitrust Division of the United States Department of Justice (the "Antitrust Division") filed a complaint in U.S. District Court for the District of Columbia seeking to enjoin the merger on antitrust grounds. In addition, the Company received notices from several states, including Tennessee, Ohio, Texas, Illinois, and Maryland, that the attorneys general of those states were reviewing the merger from an antitrust perspective. Several of these states also requested certain information relating to the merger and the operations of Central and Allright in the form of civil investigative demands.

Central and Allright entered into a settlement agreement with the Antitrust Division on March 16, 1999, under which the two companies agreed to divest a total of 74 parking facilities in 18 cities, representing approximately 18,000 parking spaces. None of the states that reviewed the transaction from an antitrust perspective became a party to the settlement agreement with the Antitrust Division, and the Company is aware that at least one of these states, Tennessee, is still conducting a review of the operations of Central and Allright. Under the settlement agreement, the terms of the divestitures are subject to approval by the Antitrust Division, and the Company is required to divest the facilities within five days after the court enters a final judgment relating to the settlement agreement. As of February 11, 2000, the court had not yet entered a final judgement relating to the settlement agreement. Substantially all of the facilities required to be divested had been divested or were under contract to be divested as of such date. The settlement agreement also provides that Central and Allright may not operate any of the divested facilities for a period of two years following the divestiture of such facility.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits


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

4.4 Amendment dated January 5, 1999 to the Registration Rights Agreement dated as of September 21, 1998, by and between the Registrant, Apollo Real Estate Investment fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children's Trust, The 1996 Carell Grandchildren's Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown rust and 1997 George Monroe Stadler Trust. (Incorporated by reference to Exhibit
         4.4.1 to the Company's Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.5 Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4% Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement No. 333-52497 on Form S-3).

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

         (g) Monroe J. Carell, Jr. Revised Deferred Compensation Agreement, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No.33-95640 on Form S-1.)

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

         (m) EPS Compensation Program for Senior Executives. (Incorporated by reference to Exhibit 10.1(m) of the Company's Report on Form 10-K for the period ended September 30, 1999.)

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

10.7 Form of Management Contract (Incorporated by eference to Exhibit 10.14 to the Company's Registration Statement No. 33-95640 on Form S-1.)

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

10.11 $400 Million Credit Agreement dated as of March 19, 1999 by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.12 Letter Amendment dated as of June 25, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.12 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.13 Letter Amendment dated as of October 27, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.13 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.14 Form of Amendment dated as of December 28, 1999 to $400 million Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central ParkingCorporation and certain affiliates. (Incorporated by reference to Exhibit 10.14 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.19 Consultancy Agreement dated as of January 21, 1997 between Central Parking System, Inc. and Lowell Harwood (Incorporated by reference to Exhibit(c)(4) to the Company's Tender Offer Statement on Schedule 14D-1 filed December 13, 1996).

10.20 Consulting Agreement dated as of February 12, 1998, by and between Central Parking Corporation and Lewis Katz. (Incorporated by reference to Exhibit 10.20 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.21 Limited Partnership Agreement dated as of August 11, 1999, by and between CPS of the Northeast, Inc. and Arizin Ventures, L.L.C. (Incorporated by reference to Exhibit 10.21 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.22 Registration Rights Agreement dated as of February 12, 1998, by and among Central Parking Corporation, Lewis Katz and Saul Schwartz. (Incorporated by reference to Exhibit 10.22 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.23 Shareholders' Agreement and Agreement Not to Compete by and among Central Parking Corporation, Monroe J. Carell, Jr., Lewis Katz and Saul Schwartz dated as of February 12, 1998. (Incorporated by reference to Exhibit 10.23 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.24 Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot) (Incorporated by reference to Exhibit 10.24 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.25 First Amendment to Lease Agreement dated as of July 29, 1997, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot) (Incorporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.26 Lease Agreement dated as of October 6, 1995 by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot) (Incorporated by reference to Exhibit 10.26 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.27 First Amendment to Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot) (Incorporated by reference to
         Exhibit 10.27 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

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


(27)     Financial Data Schedule (EDGAR Filing Only)

         (b)      Reports on Form 8-K

         On December 1, 1999, the Company filed a current report on form 8-K announcing preliminary results for fiscal 1999, incorporating the text of a press release on that date.

         On December 2, 1999, the Company filed a current report on form 8-K announcing preliminary results for fiscal 1999, incorporating the text of a press release on that date.

         On December 9, 1999, the Company filed a current report on form 8-K announcing results for fiscal 1999, incorporating the text of a press release on that date.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CENTRAL PARKING CORPORATION


Date:    February 14, 2000                  By: /s/ Stephen A. Tisdell
     ---------------------                      -------------------------------
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

                SIGNATURE                                          TITLE                                DATE
                ---------                                          -----                                ----

          /s/ Stephen A. Tisdell                Chief Financial Officer (Principal               February 14, 2000
-------------------------------------------     Financial and Accounting Officer)
            Stephen A. Tisdell




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.