Form 10-Q/A
period 1999-12-31
CENTRAL PARKING CORP
filed 2000-02-15
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                      INDEX

                           CENTRAL PARKING CORPORATION

                                                                                                                 PAGE
                                                                                                                 ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets
           -- December 31, 1999 and September 30, 1999...................................................          3

           Condensed consolidated statements of earnings
           -- three months ended December 31, 1999 and 1998..............................................          4

           Condensed consolidated statements of cash flows
           -- three months ended December 31, 1999 and 1998..............................................          5

           Notes to condensed consolidated financial statements..........................................         6-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................................................        10-14

Item 3.    Quantitative and Qualitative Disclosure about Market Risk ....................................         16

PART 2.    OTHER INFORMATION

Item 1.    Legal Proceedings ............................................................................         17

Item 4.    Submission of Matters to a Vote of Security Holders...........................................         17

Item 6.    Exhibits and Reports on Form 8-K..............................................................         17


           Signatures ...................................................................................         23


                           CENTRAL PARKING CORPORATION
                      Condensed Consolidated Balance Sheets

Dollar amounts in thousands

                                                                                          Unaudited
                                                                                          December 31,     September 30,
                                                                                             1999              1999
                                                                                         -----------       ------------
                  ASSETS

Current assets:
    Cash and cash equivalents                                                            $    44,825       $    53,669
    Management accounts receivable                                                            37,691            33,288
    Accounts receivable - other                                                               17,035            18,966
    Current portion of notes receivable (including amounts due from related parties
       of $523 at December 31, and $599 at September 30, 1999                                 12,649            12,503
    Prepaid rent                                                                               8,345            14,222
    Prepaid expenses                                                                           7,680             7,438
    Deferred income taxes                                                                        227               247
    Prepaid and refundable income taxes                                                        5,374             5,374
                                                                                         -----------       -----------
                  Total current assets                                                       133,826           145,707

Investments, at amortized cost (fair value $5,630 at December 31, and $5,480 at
    September 30, 1999)                                                                        5,571             5,488
Notes receivable, less current portion                                                        47,525            47,870
Property, equipment, and leasehold improvements, net                                         430,015           421,090
Contract and lease rights, net                                                                96,062            97,158
Goodwill, net                                                                                274,183           277,800
Investment in and advances to partnerships and joint ventures                                 30,274            32,218
Other assets                                                                                  39,080            37,246
                                                                                         -----------       -----------
                                                                                         $ 1,056,536       $ 1,064,577
                                                                                         ===========       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt and capital lease obligation                       $    43,123       $    31,682
    Accounts payable                                                                          69,131            74,778
    Accrued payroll and related costs                                                         16,162            12,268
    Accrued expenses                                                                           7,430            20,051
    Management accounts payable                                                               37,870            33,416
    Income taxes payable                                                                       7,478             4,171
                                                                                         -----------       -----------
                  Total current liabilities                                                  181,194           176,366

Long-term debt and capital lease obligations, less current portion                           316,677           337,481
Deferred rent                                                                                 17,894            17,681
Deferred compensation                                                                         12,100            12,058
Deferred income taxes                                                                         29,357            27,702
Minority interest                                                                             28,814            31,112
Other liabilities                                                                              6,272             5,058
                                                                                         -----------       -----------
                  Total liabilities                                                          592,308           607,458

Company-obligated mandatorily redeemable convertible securities of subsidiary
    holding solely parent debentures                                                         110,000           110,000

Shareholders' equity:
    Common stock, $.01 par value; 50,000,000 shares authorized,
        36,719,409 and 36,753,977 shares issued and outstanding, respectively                    369               368
    Additional paid -in capital                                                              259,142           259,853
    Foreign currency translation adjustment                                                      125               (20)
    Retained earnings                                                                         95,025            87,364
    Deferred compensation on restricted stock                                                   (433)             (446)
                                                                                         -----------       -----------
                  Total shareholders' equity                                                 354,228           347,119
                                                                                         -----------       -----------
                                                                                         $ 1,056,536       $ 1,064,577
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



                           CENTRAL PARKING CORPORATION
                 Condensed Consolidated Statements of Cash Flows

Dollar amounts in thousands

                                                                                                   Three Months Ended December 31,
                                                                                                   ------------------------------
                                                                                                        1999              1998
                                                                                                   ------------       -----------
Cash flows from operating activities:
     Net earnings before extraordinary item                                                            $  8,446       $ 10,139
     Extraordinary item, net of tax                                                                        (195)
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                                    6,855          4,801
         Amortization of goodwill and non-compete                                                         3,062          2,900
         Amortization of contract and lease rights, deferred rent, deferred financing fees and other      4,373          1,434
         Equity in partnership and joint venture earnings                                                (1,486)        (1,186)
         Distributions from partnerships and ventures                                                     1,254          1,253
         Net (gains) losses on sales and divestitures of property and equipment                          (2,253)            85
         Impairment loss                                                                                    495             --
         Deferred income taxes                                                                            1,675           (258)
         Minority interest                                                                                  814            490
         Changes in operating assets and liabilities, excluding acquisitions:
              (Increase) decrease in management accounts receivable                                      (4,403)       (11,559)
              (Increase) decrease in notes and accounts receivable - other                                1,931         (4,631)
              (Increase) decrease in prepaid rent                                                         5,877         (3,516)
              (Increase) decrease in prepaid expenses                                                      (242)        (1,161)
              (Increase) decrease in prepaid and refundable income taxes                                     --           (273)
              (Increase) decrease in other assets                                                        (1,267)        (3,457)
              Increase (decrease) in accounts payable, accrued expenses, and deferred compensation      (17,111)        (9,737)
              Increase (decrease) in management accounts payable                                          4,454         12,242
              Increase (decrease) in income taxes payable                                                 3,307          4,666
                                                                                                       --------       --------
         Net cash provided by operating activities                                                       15,586          2,232
                                                                                                       --------       --------
Cash flows from investing activities:
     Proceeds from sales and divestitures of property and equipment                                       5,516            203
     Investment in notes receivable                                                                         199         (3,130)
     Purchase of property, equipment, and leasehold improvements                                        (19,043)       (13,297)
     Purchase of contract rights and lease rights                                                          (980)       (22,140)
     Investment in/advances to partnerships, joint ventures and unconsolidated subsidiaries, net          2,176             11
     Purchase of investments, net                                                                           (83)           (65)
                                                                                                       --------       --------
         Net cash used by investing activities                                                          (12,215)       (38,418)
                                                                                                       --------       --------
Cash flows from financing activities:
     Dividends paid                                                                                        (551)          (444)
     Net borrowings under revolving credit agreement, net of issuance costs                              (9,100)         2,300
     Payments of financing charges for revolving credit agreement                                          (700)            --
     Capital contributions                                                                                   --             32
     Proceeds from issuance of notes payable, net of issuance costs                                          --         15,330
     Payment to minority interest partner                                                                (3,112)            --
     Principal repayments on notes payable and capital leases                                              (263)        (1,746)
     Proceeds from issuance of common stock and exercise of stock options, net                            1,366            193
                                                                                                       --------       --------
         Net cash provided by financing activities                                                      (12,360)        15,665
                                                                                                       --------       --------
Foreign currency translation                                                                                145            168
                                                                                                       --------       --------
         Net decrease in cash and cash equivalents                                                       (8,844)       (20,353)
Cash and cash equivalents at beginning of period                                                         53,669         50,744
                                                                                                       --------       --------
Cash and cash equivalents at end of period                                                             $ 44,825       $ 30,391
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

     MERGERS AND ACQUISITIONS

     Arizona Stadium LLC

     In October 1999, the Company purchased the remaining 50% interest in Arizona Stadium LLC, a limited liability company that manages the parking activities for the Arizona stadium, for approximately $1.6 million in cash. The Company previously owned 50% of the limited liability company. In accordance with the partnership agreement, the Company was required to repay the outstanding note payable and incurred approximately $195 thousand of expenses, net of tax, related to early extinguishement of debt. This expense has been accounted for as an extraordinary loss.

     NEW YORK PARTNERSHIP

     On May 28, 1999 the Company purchased the remaining 60% interest in a partnership, a limited liability company, which operates a parking facility in New York City for $20.5 million in cash. The Company previously owned 40% of the partnership. The previous partner will continue to manage the garage for the next 7 years.

     ALLRIGHT HOLDINGS, INC.

     On March 19, 1999, the Company completed a merger with Allright Holdings, Inc. ("Allright"), pursuant to which approximately 7.0 million shares of Central Parking common stock and approximately 0.5 million options and warrants to purchase common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction, constituting a tax-free exchange, has been accounted for as a pooling-of-interests under APB Opinion No. 16. Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. Prior to the consummation of the merger, Allright's fiscal year end was June 30. As a result of conforming Allright's fiscal year with that of the Company's, the historical results of operations of Allright for the quarter ending September 30, 1998 has been recorded directly to the Company's consolidated shareholders' equity. In addition, the consolidated income tax provision has been restated on a combined basis. The impact of the restatement was to increase net earnings by $849 thousand in the quarter ended December 31, 1998. There were no material transactions between Central Parking and Allright prior to the merger.

     The Company incurred $2.4 million of merger related expenses on a pretax basis during the quarter ended December 31, 1999 that were reported as operating expenses. Included in these costs are approximately $0.6 million in professional fees; comprised of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and the balance of $0.7 million in travel, supplies, printing and other out of pocket expenses. These costs, which are directly attributable to the merger and are incremental to the combined companies, are recognized when incurred.

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

     The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At December 31, 1999 and 1998, such securities were convertible into 2,000,000 shares of common stock. For the three months ended December 31, 1999, options to purchase 999,404 shares are excluded from the diluted common shares since they are anti-dilutive.

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

     LONG TERM DEBT

     On March 19, 1999, Central Parking established a new credit facility providing for an aggregate of up to $400 million (the "New Credit Facility") consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12,500,000 commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at LIBOR plus a grid based margin dependant upon the Company achieving certain financial ratios. The rate as of December 31, 1999 was LIBOR plus 1.125%. The New Credit Facility contains certain covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. Central Parking used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of December 31, 1999 was $340.0 million with a weighted average interest rate of 6.65% as of December 31, 1999.

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

                                                                     Three Months Ended December 31, 1999

                                            One               Two              Three              Four              Five
                                        -----------       -----------       -----------       -----------       -----------
Parking revenue                         $    20,188       $    74,202       $    21,687       $    24,749       $    13,409
Management contract                           4,221             8,338             4,538             3,476             3,925
                                        -----------       -----------       -----------       -----------       -----------
Total revenues                               24,409            82,540            26,225            28,225            17,334
Cost of parking                              18,438            56,172            20,874            21,712            11,406
Cost of management                            1,535             2,600             1,725             1,214             1,573
General & admin, goodwill,
  impairment loss and merger costs            3,485             9,070             3,277             3,020             3,037
                                        -----------       -----------       -----------       -----------       -----------
Operating earnings                              951            14,698               349             2,279             1,318
Interest income/(expense)/
  dividends, net                                (64)           (5,002)             (694)              (21)              (75)
Gains / losses
Minority interest                                --              (814)               --                --                --
Equity in partnerships and
  joint ventures                                 --                --                --                --                --
                                        -----------       -----------       -----------       -----------       -----------
Earnings before income tax
  and extraordinary items                       887             8,882              (345)            2,258             1,243
Income tax
Net earnings before
  extraordinary items
Extraordinary items,
  net of tax

Net earnings
                                        -----------       -----------       -----------       -----------       -----------
Identifiable assets                     $    62,523       $   368,442       $    97,636       $    38,215       $    48,603
                                        ===========       ===========       ===========       ===========       ===========





































                                           Three Months Ended December 31, 1999

                                                          All others
                                            Int'l         & Gen'l Corp         Total
                                        -----------       -----------       -----------
Parking revenue                         $     5,261       $        --       $   159,496
Management contract                           1,339                --            25,837
                                        -----------       -----------       -----------
Total revenues                                6,600                --           185,333
Cost of parking                               4,505                --           133,107
Cost of management                             (207)               --             8,440
General & admin, goodwill,
  impairment loss and merger costs            1,100             2,880            25,869
                                        -----------       -----------       -----------
Operating earnings                            1,202            (2,880)           17,917
Interest income/(expense)/
  dividends, net                                (23)             (293)           (6,172)
Gains / losses                                                  2,253             2,253
Minority interest                                --                --              (814)
Equity in partnerships and
  joint ventures                                294             1,192             1,486
                                        -----------       -----------       -----------
Earnings before income tax
  and extraordinary items                    1,473               272            14,670
Income tax                                                                        6,224
                                                                            -----------
Net earnings before
  extraordinary items                                                             8,446
Extraordinary items,
  net of tax                                                                       (195)
                                                                            -----------
Net earnings                                                                      8,251
                                        -----------       -----------       -----------
Identifiable assets                     $    21,218       $   419,899       $ 1,056,536
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

         FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

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

     Parking revenues from owned properties amounted to $16.4 million and $15.3 million for the three months ended December 30, 1999 and 1998, respectively. Owned properties parking revenues, as a percentage of parking revenues, accounted for 10.3% and 9.8% in the three months ended December 31, 1999 and 1998, respectively. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

     Parking revenues from leased facilities amounted to $143.1 million and $140.7 million for the first quarter of fiscal 2000 and 1999, respectively. Leased properties parking revenues, as a percentage of parking revenues, accounted for 89.7% and 90.2% in the three months ending December 31, 1999 and 1998, respectively. Leases generally provide for a contractually established payment to the facility owner, which is either a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

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

     Cost of parking in the first quarter of 2000 increased to $133.1 million from $127.3 million in the first quarter of 1999, an increase of $5.8 million or 4.6%. This increase was due primarily to higher rent, payroll, medical claims by employees, and depreciation as a percentage of total revenues in the quarter ended December 31, 1999 than in the same quarter of 1998. Rent expense increased $3.5 million from the first quarter of 1999 to the first quarter of 2000. Rent as a percentage of parking revenues increased to 49.3% in the first quarter of 2000 from 47.9% in the same quarter of 1999. This increase is principally a result of higher rates at new locations from acquisitions, and increased rental rates at existing locations. Payroll increased $635 thousand from the quarter ended December 31, 1999 over the same period in 2000. Cost of parking as a percentage of parking revenues increased to 83.5% in the first quarter of fiscal 2000 from 81.6% in fiscal first quarter 1998.

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

     Interest income increased to $1.9 million for the first quarter of fiscal 2000 from $1.5 million in the first quarter of fiscal 1999, an increase of $333 thousand, or 21.7%. The increase in interest income is a result of notes receivable outstanding during the quarter ended December 31, 1999 that were not outstanding during the same quarter of 1998.

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

     Net gains on sales and divestitures of property and equipment for the three months ended December 31, 1999 includes a gain of $1.1 million resulting from the disposal of two parking lots due to a governmental condemnation proceeding and $1.1 million in net gains resulting from divestitures required by a settlement agreement with the Anti-trust Division of the United States Department of Justice as a result of the Allright merger.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the three months ended December 31, 1999 provided net cash of $15.6 million, compared to $2.2 million of cash provided by operating activities for the three months ended December 31, 1998. Net earnings of $8.3 million and depreciation and amortization of $14.3 million, together with decreases in prepaid rent of $5.9 million, generally offset by increases in management accounts receivables of $4.4 million and decreases in accounts payable, accrued expenses, and deferred compensation of $17.1 million account for the majority of the cash provided by operating activities during the first three months of fiscal 2000. Net earnings of $10.1 million, depreciation and amortization of $9.1 million, partially offset by increases in management accounts receivable, prepaid expenses, and other assets and decreases in accounts payable account for the majority of the cash provided by operating activities during the first three months of fiscal 1999.

     Investing activities for the three months ended December 31, 1999 used net cash of $12.2 million, compared to $38.4 million for the same period in 1998. Purchase of property, equipment, and leasehold improvements of $19.0 million, partially offset by proceeds from sales of property of $5.5 million and net distributions from partnerships and joint ventures of $2.2 million account for the majority of cash used by investing activities during the first three months of fiscal 2000. Purchase of property, equipment, leasehold improvements, and contract rights of $35.4 million and investment in notes receivable of $3.1 million account for the majority of the cash used by investing activities in the first three months of fiscal 1999.

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

     The weighted average amount outstanding under the Company's New Credit Facility for the quarter ended December 31, 1999 was $346.2 million, with a weighted average interest rate of 6.65%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Interest Rates

     The Company's primary exposure to market risk consists of changes in interest rates on borrowings. At December 31, 1999, the Company's short-term debt of $37.5 million and long-term debt excluding capital leases and notes payable was $302.5 million. Of this amount, $25 million is subject to a fixed rate swap and $315 million is variable rate debt which is subject to a pricing grid of which $200 million is payable in quarterly installments of $12.5 million beginning in June 2000 through March 2004 and $115 million in revolving credit loans due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will renew the revolving credit facility. Generally, fixed long-term debt is used to finance single purpose purchases over a fixed period of time.

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


Date:    February 15, 2000                  By: /s/ Stephen A. Tisdell
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

                SIGNATURE                                          TITLE                                DATE
                ---------                                          -----                                ----

          /s/ Stephen A. Tisdell                Chief Financial Officer (Principal               February 15, 2000
-------------------------------------------     Financial and Accounting Officer)
            Stephen A. Tisdell




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.