Form 10-Q/A
period 1999-03-31
CENTRAL PARKING CORP
filed 2000-02-18
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

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

                           CENTRAL PARKING CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                    UNAUDITED

              Dollar amounts in thousands

                                                                        March 31,   September 30,
                                                                          1999          1998
                                                                       ----------     --------
                     Assets
Current assets:
    Cash and cash equivalents                                          $    35,677      $  39,495
    Management accounts receivable                                          28,149         19,847
    Accounts and current portion of notes receivable - other                25,330         14,921
    Prepaid rent and other expenses                                         37,305         22,695
    Deferred income taxes                                                      717            545
    Prepaid and refundable income taxes                                      4,451          1,266
                                                                       -----------      ---------
                     Total current assets                                  131,629         98,769

Investments, at amortized cost                                               5,284          5,087
Notes receivable, less current portion                                      58,605         46,524
Property, equipment, and leasehold improvements, net                       383,813        382,506
Contract and lease rights, net                                              80,091         62,472
Goodwill, net                                                              282,869        288,170
Investment in and advances to partnerships and joint ventures               41,319         40,376
Other assets                                                                35,848         30,118
                                                                       -----------      ---------
                                                                       $ 1,019,458      $ 954,022
                                                                       ===========      =========

            Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt and capital lease obligation     $     4,517      $   2,881
    Accounts payable                                                        71,808         54,918
    Accrued payroll and related costs                                       14,446         16,908
    Accrued expenses                                                        18,617         27,403
    Management accounts payable                                             35,529         26,611
    Income taxes payable                                                        --            945
                                                                       -----------      ---------
                     Total current liabilities                             144,917        129,666

Long-term debt and capital lease obligations                               336,174        283,319
Deferred rent                                                               16,332         14,875
Deferred compensation                                                        9,576         11,359
Deferred income taxes                                                       32,574         32,894
Other liabilities                                                            4,557          6,892
Minority interest                                                           29,545         23,103
                                                                       -----------      ---------
                     Total liabilities                                     573,675        502,108

Company-obligated mandatorily redeemable convertible securities of subsidiary whose sole assets are convertible subordinated
    debentures of the Company                                              110,000        110,000

Shareholders' equity :
    Common stock, $.01 par value; 50,000,000 shares authorized,
        36,612,300 and 36,521,551 issued and outstanding,
        respectively                                                           366            366
    Additional paid-in capital                                             258,616        256,405
    Foreign currency translation adjustment                                    (69)          (150)
    Retained earnings                                                       77,344         85,795
    Deferred compensation on restricted stock                                 (474)          (502)
                                                                       -----------      ---------
                     Total shareholders' equity                            335,783        341,914
                                                                       -----------      ---------
                                                                       $ 1,019,458      $ 954,022
                                                                       ===========      =========

See accompanying notes to condensed consolidated financial statements

                           CENTRAL PARKING CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                                    UNAUDITED

                Dollar amounts in thousands
                                                                     Three Months              Six Months
                                                                    Ended March 31,           Ended March 31,
                                                                   1999         1998         1999         1998
                                                                ---------    ---------    ---------    ---------
Revenues:
       Parking                                                  $ 160,654    $ 126,839    $ 318,378    $ 234,500
       Management contract                                         22,569       15,961       45,510       29,555
                                                                ---------    ---------    ---------    ---------
                Total revenues                                    183,223      142,800      363,888      264,055
Costs and expenses:
       Cost of parking                                            136,107      104,530      265,143      193,621
       Cost of management contracts                                 6,031        3,859       11,669        7,111
       General and administrative                                  19,175       15,204       38,876       28,628
       Goodwill and non-compete amortization                        2,840        1,743        5,740        2,632
       Merger costs                                                34,295           --       34,295           --
                                                                ---------    ---------    ---------    ---------
                Total costs and expenses                          198,448      125,336      355,723      231,992
                                                                ---------    ---------    ---------    ---------
                Operating earnings (loss)                         (15,225)      17,464        8,165       32,063

Other income (expenses):
       Interest income                                                946          948        2,067        1,787
       Interest expense                                            (7,427)      (8,933)     (14,989)     (15,837)
       Dividends on Company-obligated mandatorily
         redeemable convertible securities of a
         subsidiary trust                                          (1,492)        (253)      (2,888)        (253)
       Net gains on sales of property and equipment                 2,893         (654)       2,808         (692)
       Minority interest                                             (141)         (72)        (219)        (144)
       Equity in partnership and joint venture earnings             1,067        1,241        2,253        2,484
                                                                ---------    ---------    ---------    ---------
                Other income (expenses), net                       (4,154)      (7,723)     (10,968)     (12,655)
                                                                ---------    ---------    ---------    ---------
                Earnings (loss) before income taxes and           (19,379)       9,741       (2,803)      19,408
                  extraordinary item

                Income tax (benefit) expense                       (2,802)       3,753        3,635        7,905
                                                                ---------    ---------    ---------    ---------
                Net earnings (loss) before extraordinary item     (16,577)       5,988       (6,438)      11,503
                                                                ---------    ---------    ---------    ---------
                Extraordinary item, net of tax                      1,002           --        1,002           --
                                                                ---------    ---------    ---------    ---------
                Net earnings (loss)                             $ (17,579)   $   5,988    $  (7,440)   $  11,503
                                                                =========    =========    =========    =========
Basic earnings (loss) per share:

Net earnings (loss) before extraordinary item                   $   (0.46)   $    0.18    $   (0.18)   $    0.35

Extraordinary item, net of tax                                  $   (0.03)   $      --    $   (0.03)   $      --

Net earnings (loss)                                             $   (0.49)   $    0.18    $   (0.21)   $    0.35

Diluted earnings (loss) per share:

Net earnings (loss) before extraordinary item                   $   (0.46)   $    0.17    $   (0.18)   $    0.34

Extraordinary item, net of tax                                  $   (0.03)   $      --    $   (0.03)   $      --

Net earnings (loss)                                             $   (0.49)   $    0.17    $   (0.21)   $    0.34

                           CENTRAL PARKING CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

         Dollar amounts in thousands
                                                                                               Six Months Ended March 31,
                                                                                                 1999             1998
                                                                                               ---------        ---------
Cash flows from operating activities:
     Net earnings (loss) before extraordinary item                                             $  (6,438)       $  11,503
     Extraordinary item, net of tax                                                               (1,002)              --
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                            10,202            6,682
         Amortization of goodwill and non-compete                                                  5,740            2,632
         Amortization of contract and lease rights, straight-line rent,
              deferred financing fees and other                                                    4,875            2,180
         Equity in partnership and joint venture earnings                                         (2,253)          (2,484)
         Distributions from partnerships and joint ventures                                        2,203            1,685
         Net (gains) loss on sales of property and equipment                                      (2,808)             692
         Deferred income taxes                                                                      (492)             853
         Minority interest                                                                         1,045            1,052
         Charge for Edison minority interest write-up                                              7,000               --
         Changes in operating assets and liabilities, excluding acquisitions:
              (Increase) decrease in management accounts receivable                               (8,302)           1,906
              (Increase) decrease in notes and accounts receivable - other                        (6,756)          (1,271)
              (Increase) decrease in prepaid expenses                                            (14,610)          (2,613)
              (Increase) decrease in prepaid and refundable income taxes                          (3,185)           2,154
              (Increase) decrease in other assets                                                    423           (1,832)
              Increase (decrease) in accounts payable,
                   accrued expenses and deferred compensation                                      1,267           (2,975)
              Increase (decrease) in management accounts payable                                   8,918              399
              Increase (decrease) in income taxes payable                                           (945)            (102)
                                                                                               ---------        ---------
         Net cash (used) provided by operating activities                                         (5,118)          20,461
                                                                                               ---------        ---------
Cash flows from investing activities:
     Proceeds from sales of property and equipment                                                19,306            6,232
     Purchase of property, equipment, and leasehold improvements                                 (23,165)         (46,206)
     Investments in notes receivable, net                                                        (15,734)             280
     Purchase of contract rights and lease rights                                                (22,190)            (698)
     Investment in and advances to partnerships, joint ventures
         and unconsolidated subsidiaries                                                          (1,013)           5,980
     Acquisitions of companies, net of cash acquired                                                  --         (208,893)
     Purchase of investments                                                                        (197)            (127)
                                                                                               ---------        ---------
         Net cash used by investing activities                                                   (42,993)        (243,432)
                                                                                               ---------        ---------
Cash flows from financing activities:
     Dividends paid                                                                                 (887)            (987)
     Net borrowings under revolving credit agreement, net of issuance costs                       68,704          (13,782)
     Proceeds from issuance of company-obligated mandatorily
         redeemable securities, net of issuance costs                                                 --          106,000
     Proceeds from issuance of notes payable, net of issuance costs                              220,330          117,242
     Principal repayments on notes payable and capital leases                                   (257,457)        (107,199)
     Distribution of debt proceeds from partnerships and joint ventures                               --           30,285
     Proceeds from issuance of common stock and exercise of stock options, net                     2,179           99,632
                                                                                               ---------        ---------
         Net cash provided by financing activities                                                32,869          231,191
                                                                                               ---------        ---------
Foreign currency translation                                                                         175              150
                                                                                               ---------        ---------
         Net increase (decrease)  in cash and cash equivalents                                   (15,067)           8,370
Cash impact of merger restatement                                                                 11,249               --
Cash and cash equivalents at beginning of period                                                  39,495           17,308
                                                                                               ---------        ---------
Cash and cash equivalents at end of period                                                     $  35,677        $  25,678
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

The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had always been part of Central Parking from the date of Allright's inception, October 31, 1996. The Company incurred $34.3 million of merger related expenses on a pre-tax basis as of March 31, 1999. Included in these costs are approximately $18.2 million in professional fees, which are comprised of investment banking, legal, accounting, and consulting fees; $8.0 million related to Allright employment agreements, $7.0 million related to the restructuring agreement with the limited partner of Edison, and the balance of $1.1 million in travel, supplies, printing, and other out-of-pocket expenses. In connection with the Merger, Allright entered into certain employment and management continuity agreements. Under such agreements, certain payments will be made which are contingent upon continued employment through certain dates. Payments that were required prior to and concurrent with the consummation of the merger have been included in merger costs. Payments to be made in future periods, subject to attaining the employment periods, total approximately $3.6 million.

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

EDISON RESTRUCTURING AGREEMENT

    In conjunction with the Company's merger with Allright, Allright entered into a restructuring agreement whereby Allright loaned an additional $9.9 million to the limited partner and amended certain other related agreements. In addition, the parties agreed that the limited partner's capital account would be increased to $29.4 million as of the effective date of the restructuring, which coincided with the consummation date of the merger with Allright. As a result of this increase in the limited partner's capital account, the Company recorded a $7 million charge to operations concurrent with the merger. Such charge is reflected in merger costs in the accompanying consolidated statement of earnings for the three and six months ended March 31, 1999.

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

The following tables set forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended             Three Months Ended
                                                    March 31, 1999                  March 31,1998

                                           Income       Common    Per-Share  Income     Common   Per-Share
                                         Available      Shares      Amount  Available   Shares     Amount
                                         ($000's)       (000's)              ($000's)   (000's)
                                         -----------------------------------------------------------------
Basic earnings per share:
Earnings (loss) before extraordinary
   item                                   $(16,577)     36,273     $(0.46)    $5,988     33,540     $0.18
Effect of dilutive stock and options:
   Stock option plan                                                                        464     (0.01)
   Restricted stock plan                                                                    173
   Deferred stock unit plan                                                                  12
   Employee stock purchase plan                                                              48
                                          --------      ------     ------     ------     ------     -----
Diluted earnings per share:
Earnings (loss) before extraordinary
   item                                   $(16,577)     36,273     $(0.46)    $5,988     34,237     $0.17
                                          ========      ======     ======     ======     ======     =====

                                                  Six Months Ended                Six Months Ended
                                                    March 31, 1999                  March 31,1998

                                           Income       Common    Per-Share  Income     Common   Per-Share
                                         Available      Shares      Amount  Available   Shares     Amount
                                         ($000's)       (000's)              ($000's)   (000's)
                                         -----------------------------------------------------------------
Basic earnings per share:
Earnings (loss) before extraordinary
   item                                   $ (6,438)     36,267     $(0.18)   $11,503     33,032     $0.35
Effect of dilutive stock and options:
   Stock option plan                                                                        441     (0.01)
   Restricted stock plan                                                                    174
   Deferred stock unit plan                                                                   6
   Employee stock purchase plan                                                              48
                                          --------      ------     ------    -------     ------     -----
Diluted earnings per share:
Earnings (loss) before extraordinary
   item                                    $(6,438)     36,267     $(0.18)   $11,503     33,701     $0.34
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

The Company incurred $34.3 million of merger related expenses on a pretax basis as of March 31, 1999 that were reported as operating expenses. Included in these expenses are approximately $18.2 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $8.0 million related to Allright employment payments, $7.0 million related to the restructuring agreement with the limited partner of Edison and the balance of $1.1 million in travel, supplies, printing, and other out-of-pocket expenses. The Company anticipates approximately $10.2 million of additional expenses related to the Allright merger, which will be recognized when incurred in subsequent quarters.

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

Income taxes decreased to a benefit of $2.8 million for the second quarter of fiscal 1999 from tax expense of $3.7 million in the second fiscal quarter in 1998, a decrease of $6.5 million. The effective tax rate for the second fiscal 1999 quarter was impacted by an increase in non-deductible goodwill amortization, the tax benefit of merger expenses, and by the tax expense on the gain on sale of property.

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

The Company incurred $34.3 million of merger related expenses on a pretax basis as of March 31, 1999 that were reported as operating expenses. Included in these expenses are approximately $18.2 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $8.0 million related to Allright, employment agreements, $7.0 million related to the restructuring agreement with the limited partner of Edison and the balance of $1.1 million in travel, supplies, printing, and other out-of-pocket expenses. The Company anticipates approximately $10.2 million of additional expenses related to the Allright merger which will be recognized when incurred in subsequent quarters.

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

Income taxes decreased to $3.6 million for the first half of fiscal 1999 from $7.9 million in the first half of fiscal 1998, a decrease of $4.3 million or 54.4%. The effective tax rate for the first half of fiscal 1999 was 129.7% compared to a rate of 40.7% for the same period in 1998. The increase in the effective tax rate is attributable to an increase in non-tax deductible goodwill amortization, an increase in expenses related to the Allright merger that are not all tax deductible, and higher state income taxes.

During the six months ended March 31, 1999, an extraordinary loss of $1.5 million ($1.0 million net of tax) was incurred on the extinguishment of Allright's debt in connection with the Merger.

Liquidity and Capital Resources

Operating activities for the six months ended March 31, 1999 used net cash of $5.1 million, compared to $20.5 million of cash provided by operating activities for the six months ended March 31, 1998. This decrease was attributable to net losses of $7.4 million, which include merger expenses of $34.3 million, during the first half of fiscal 1999, together with increases in management accounts receivable of $10.2 million, prepaid rent and other expenses of $12.0 million, and prepaid and refundable income taxes of $5.3 million; partially offset by an increase in management accounts payable of $8.5 million and an increase in accounts payable, accrued expenses and deferred compensation of $4.2 million.

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

In connection with the Allright merger, the Company has incurred $34.3 million of merger related expenses on a pre tax basis. The Company anticipates approximately $10.2 million of additional expenses related to the Allright Merger which will be recognized when incurred in subsequent quarters. Included in this total is approximately $3.6 million of amounts to be paid to certain Allright employees under retention and employment agreements.

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

The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, all prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had always been part of Central Parking from the date of Allright's inception, October 31, 1996. The Company incurred $34.3 million of merger related expenses on a pretax basis as of March 31, 1999 that were reported as operating expenses. Included in these costs are approximately $18.2 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $8.0 million related to Allright employment agreements, $7.0 million related to the restructuring agreement with the limited partner of Edison and the balance of $1.1 million in travel, supplies, printing, and other out-of-pocket expenses. In connection with the Merger, Allright entered into certain employment and management continuity agreements. Under such agreements, certain payments will be made which are contingent upon continued employment through certain dates. Payments that were required prior to and concurrent with the consummation of the merger have been included in merger costs. Payments to be made in future periods, subject to attaining the employment periods, total approximately $3.6 million.

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

EDISON RESTRUCTURING AGREEMENT

In conjunction with the Company's merger with Allright, Allright entered into a restructuring agreement whereby Allright loaned an additional $9.9 million to the limited partner and amended certain other related agreements. In addition, the parties agreed that the limited partner's capital account would be increased to $29.4 million as of the effective date of the restructuring, which coincided with the consummation date of the merger with Allright. As a result of this increase in the limited partner's capital account, the Company recorded a $7 million charge to operations concurrent with the merger. Such charge is reflected in merger costs in the accompanying consolidated statement of earnings for the three and six months ended March 31, 1999.

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

                                             CENTRAL PARKING CORPORATION

Date:  February 18, 2000                     By: /s/ Stephen A. Tisdell
     -------------------                         -------------------------------
                                                 Stephen A. Tisdell
                                                 Chief Financial Officer