Form 10-Q/A
period 1999-06-30
CENTRAL PARKING CORP
filed 2000-02-18
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

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


                           CENTRAL PARKING CORPORATION
                      Condensed Consolidated Balance Sheets
                                    Unaudited

Dollar amounts in thousands


                                                                        September 30,       June 30,
                  Assets                                                    1998              1999
                  ------                                                    ----              ----
Current assets:
    Cash and cash equivalents                                           $    39,495       $    40,938
    Management accounts receivable                                           19,847            28,943
    Accounts and current portion of notes receivable - other                 14,921            23,296
    Prepaid rent and other expenses                                          22,695            31,297
    Deferred income taxes                                                       545               367
    Prepaid and refundable income taxes                                       1,266             3,376
                                                                        -----------       -----------
                  Total current assets                                       98,769           128,217

Investments, at amortized cost                                                5,087             5,398
Notes receivable, less current portion                                       46,524            58,295
Property, equipment, and leasehold improvements, net                        382,506           414,166
Contract and lease rights, net                                               62,472            99,494
Goodwill, net                                                               288,170           280,149
Investment in and advances to partnerships and joint ventures                40,376            30,855
Other assets                                                                 30,118            35,343
                                                                        -----------       -----------
                                                                        $   954,022       $ 1,051,917
                                                                        ===========       ===========

    Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt and capital lease obligation      $     2,881       $    16,987
    Accounts payable                                                         54,918            69,447
    Accrued payroll and related costs                                        16,908            14,793
    Accrued expenses                                                         27,403            16,754
    Management accounts payable                                              26,611            33,565
    Income taxes payable                                                        945             2,119
                                                                        -----------       -----------
                  Total current liabilities                                 129,666           153,665

Long-term debt and capital lease obligations                                283,319           350,312
Deferred rent                                                                14,875            16,424
Deferred compensation                                                        11,359            12,034
Deferred income taxes                                                        32,894            29,107
Other liabilities                                                             6,892             5,317
Minority interest                                                            23,103            30,399
                                                                        -----------       -----------
                  Total liabilities                                         502,108           597,258

Company-obligated manditorily redeemable convertible
    securities of subsidiary whose sole assets are
    convertible subordinated debentures of the Company                      110,000           110,000

Shareholders' equity:

    Common stock, $.01 par value; 50,000,000 shares authorized,
        36,719,409 and 36,521,500 shares issued and outstanding,
        respectively                                                            366               367
    Additional paid -in capital                                             256,405           259,314
    Foreign currency translation adjustment                                    (150)              (29)
    Retained earnings                                                        85,795            85,467
    Deferred compensation on restricted stock                                  (502)             (460)
                                                                        -----------       -----------
                  Total shareholders' equity                                341,914           344,659
                                                                        -----------       -----------
                                                                        $   954,022       $ 1,051,917
                                                                        ===========       ===========


See accompanying notes to condensed consolidated financial statements

                           CENTRAL PARKING CORPORATION
                  Condensed Consolidated Statements of Earnings
                                    Unaudited

Dollar amounts in thousands



                                                              Three Months Ended June 30,       Nine Months Ended June 30,
                                                                  1998            1999             1998            1999
                                                                  ----            ----             ----            ----
Revenues:
     Parking                                                    $ 148,590       $ 168,009       $ 383,090       $ 486,387
     Management contract                                           17,006          22,709          46,561          68,219
                                                                ---------       ---------       ---------       ---------
              Total revenues                                      165,596         190,718         429,651         554,606

Costs and expenses:
     Cost of parking                                              121,933         139,724         315,554         404,867
     Cost of management contracts                                   4,217           6,322          11,328          17,991
     General and administrative                                    16,883          19,455          45,511          58,331
     Goodwill and non-compete amortization                          2,909           2,990           5,495           8,730
     Merger costs                                                      --           2,882              --          37,177
                                                                ---------       ---------       ---------       ---------
              Total costs and expenses                            145,942         171,373         377,888         527,096
                                                                ---------       ---------       ---------       ---------

              Operating earnings                                   19,654          19,345          51,763          27,510

Other income (expenses):
     Interest income                                                1,065           1,225           2,853           3,292
     Interest expense                                              (7,322)         (5,850)        (23,159)        (20,839)
     Dividends on Company-obligated mandatorily redeemable
         convertible securities of a subsidiary trust              (1,515)         (1,545)         (1,768)         (4,433)
     Net gains (losses) on sales of property and equipment            (17)            379            (709)          3,187
     Minority interest                                                (73)           (136)           (217)           (355)
     Equity in partnership and joint venture earnings               1,321           1,425           3,804           3,678
                                                                ---------       ---------       ---------       ---------
              Other income (expenses), net                         (6,541)         (4,502)        (19,196)        (15,470)
                                                                ---------       ---------       ---------       ---------
              Earnings (loss) before income taxes and
                  extraordinary item                               13,113          14,843          32,567          12,040
     Income tax expense                                             5,362           6,169          13,267           9,804
                                                                ---------       ---------       ---------       ---------
              Net earnings before extraordinary item                7,751           8,674          19,300           2,236
     Extraordinary item, net of tax                                    --              --              --           1,002
                                                                ---------       ---------       ---------       ---------

              Net earnings                                      $   7,751       $   8,674       $  19,300       $   1,234
                                                                =========       =========       =========       =========

     Basic earnings per share:
     Net earnings before extraordinary item                     $    0.21       $    0.24       $    0.57       $    0.06
     Extraordinary item, net of tax                             $      --       $      --       $      --       $    0.03
     Net earnings                                               $    0.21       $    0.24       $    0.57       $    0.03

     Diluted earnings per share:
     Net earnings before extraordinary item                     $    0.21       $    0.23       $    0.56       $    0.06
     Extraordinary item, net of tax                             $      --       $      --       $      --       $    0.03
     Net earnings                                               $    0.21       $    0.23       $    0.56       $    0.03


                           CENTRAL PARKING CORPORATION
                 Condensed Consolidated Statements of Cash Flows

Dollar amounts in thousands


                                                                               Nine Months Ended June 30,
                                                                                   1998            1999
                                                                                   ----            ----

Cash flows from operating activities:
     Net earnings before extraordinary item                                     $  19,300       $   2,236
     Extraordinary item, net of tax                                                    --          (1,002)
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                             11,158          16,870
         Amortization of goodwill and non-compete                                   5,495           8,730
         Amortization of contract and lease rights, deferred
           rent, deferred financing fees and other                                  3,155           6,793
         Equity in partnership and joint venture earnings                          (3,804)         (3,678)
         Distributions from partnerships and ventures                               2,303           3,089
         Net (gains) losses on sales of property and equipment                        709          (3,187)
         Deferred income taxes                                                        821          (3,609)
         Minority interest                                                          1,041           1,899
         Charge for Edison Minority interest write-up                                  --           7,000
         Changes in operating assets and liabilities,
           excluding acquisitions:
              (Increase) decrease in management accounts receivable                (2,756)         (9,096)
              (Increase) decrease in notes and accounts receivable - other            225          (5,970)
              (Increase) decrease in prepaid expenses                              (3,025)         (9,602)
              (Increase) decrease in prepaid and refundable income taxes            2,154          (2,110)
              (Increase) decrease in other assets                                    (697)          3,515
              Increase (decrease) in accounts payable, accrued expenses,
                and deferred compensation                                           1,908          (2,720)
              Increase (decrease) in management accounts payable                    7,402           6,954
              Increase (decrease) in income taxes payable                           3,884           1,174
                                                                                ---------       ---------
         Net cash provided by operating activities                                 49,273          17,286
                                                                                ---------       ---------
Cash flows from investing activities:
     Proceeds from sales of property and equipment                                  6,256          21,205
     Purchase of property, equipment, and leasehold improvements                  (57,470)        (28,799)
     Investment in notes receivable                                                  (350)        (14,176)
     Purchase of contract rights and lease rights                                    (887)        (43,436)
     Investment in and advances to partnerships, joint ventures
       and unconsolidated subsidiaries                                              6,396            (865)
     Purchase of interest in a limited liability company                               --         (20,474)
     Acquisitions of companies, net of cash acquired                             (214,162)             --
     Purchase of investments                                                         (224)           (311)
                                                                                ---------       ---------
         Net cash used by investing activities                                   (260,441)        (86,856)
                                                                                ---------       ---------
Cash flows from financing activities:
     Dividends paid                                                                (1,429)         (1,436)
     Net borrowings under revolving credit agreement, net of
       issuance costs                                                             (18,914)         96,104
     Proceeds from issuance of Company-obligated mandatorily
       redeemable securities, net of issuance costs                               106,000              --
     Proceeds from issuance of notes payable, net of issuance costs               122,723         246,797
     Principal repayments on notes payable and capital leases                    (108,449)       (284,757)
     Distribution of debt proceeds from partnerships and joint ventures            30,286              --
     Proceeds from issuance of common stock and exercise
       of stock options, net                                                      101,851           2,879
                                                                                ---------       ---------
         Net cash provided by financing activities                                232,068          59,587
                                                                                ---------       ---------
Foreign currency translation                                                          122             177
                                                                                ---------       ---------
         Net increase (decrease) in cash and cash equivalents                      21,022          (9,806)
Cash and cash equivalents at beginning of period                                   17,308          39,495
Cash impact of merger restatement                                                      --          11,249
                                                                                ---------       ---------
Cash and cash equivalents at end of period                                      $  38,330       $  40,938
                                                                                =========       =========
Non-cash transactions:
     Reduction of investment in partnership                                     $      --       $   7,690
     Purchase of interest in LLC                                                $      --       $  (7,690)
     Issuance of restricted stock                                               $      --       $      60
     Issuance of stock in acquisitions                                          $  40,185       $      --
Effects of acquisitions:
     Estimated fair value of assets acquired                                    $  97,199       $  20,474
     Purchase price in excess of the net assets acquired                          212,440              --
     Estimated fair value of liabilities assumed                                  (47,079)             --
     Stock issued                                                                 (40,185)
                                                                                ---------       ---------
     Cash paid                                                                  $ 222,375       $  20,474
     Less cash acquired                                                            (8,213)             --
                                                                                ---------       ---------
     Net cash paid for acquisitions                                             $ 214,162       $  20,474
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

The Company incurred $37.2 million of merger related expenses on a pretax basis as of June 30, 1999 that were reported as operating expenses. Included in these costs are approximately $19.3 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $9.0 million related to employment agreements and severance; $7 million related to the restructuring agreement with the limited partner of Edison; and the balance of $1.9 million in travel, supplies, printing and other out of pocket expenses. In connection with the Merger, Allright entered into certain employment and management continuity agreements. Under such agreements, certain payments will be made which are contingent upon continued employment through certain dates.

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

Edison Restructuring Agreement. In conjunction with the Company's merger with Allright, Allright entered into a restructuring agreement whereby Allright loaned an additional $9.9 million to the limited partner and amended certain other related agreements. In addition, the parties agreed that the limited partner's capital account would be increased to $29.4 million as of the effective date of the restructuring, which coincided with the consummation date of the merger with Allright. As a result of this increase in the limited partner's capital account, the Company recorded a $7 million charge to operations concurrent with the merger. Such charge is reflected in merger costs in the accompanying consolidated statement of earnings for fiscal 1999.

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

                                                      Income     Common                  Income      Common
                                                    Available    Shares    Per Share   Available     Shares    Per Share
                                                     ($000's)    (000's)     Amount     ($000's)    (000's)      Amount
                                                    ----------- ---------- ----------- ----------- ----------- ----------
          Basic earnings per share:
          Earnings before extraordinary item        $  19,300     34,077     $  0.57     $ 2,236     36,312      $  0.06
          Effect of dilutive stock and options:
            Stock option plan and warrants                 --        452        (.01)         --        487           --
            Restricted stock plan                          --        174          --          --        173           --
            Deferred stock unit plan                       --          8          --          --         28           --
            Employee stock purchase plan                   --         48          --          --         38           --
                                                    ---------   --------     -------     -------     ------     --------

          Diluted earnings per share:
          Earnings before extraordinary item        $  19,300     34,759     $  0.56     $ 2,236     37,038      $  0.06
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

Income taxes decreased to $9.8 million for the first nine months of fiscal 1999 from $13.3 million for the same period in 1998, a decrease of $3.5 million or 26.3%. The effective tax rate for the nine months ended June 30, 1999 was 81.4% compared to 40.7% for the 1998 period. The increase in the effective tax rate is attributable to a combination of increases in non-tax deductible goodwill amortization and certain non-deductible merger costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the nine months ended June 30, 1999 provided net cash of $17.3 million, compared to $49.3 million of cash provided by operating activities for the nine months ended June 30, 1998. Net earnings of $1.2 million and depreciation and amortization of $32.4 million, together with increases in management accounts payable of $7.0 million, generally offset by increases in management accounts receivables, notes and accounts receivable, and prepaid expenses account for the majority of the cash provided by operating activities during the first nine months of fiscal 1999. Net earnings of $19.3 million, depreciation and amortization of $19.8 million, increases in management accounts payable of $7.4 million, and increases in income tax payable, partially offset by increases in management accounts receivable and prepaid expenses account for the majority of the cash provided by operating activities in the first nine months of fiscal 1998.

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

FUTURE CASH COMMITMENTS

In connection with the Allright Merger, the Company has incurred approximately $37.2 million of merger related expenses before adjustment for the tax benefits associated with those expenses. The Company anticipates approximately $7.3 million of additional expenses related to the Allright merger, which will be recognized when incurred in subsequent quarters. Included in this total is approximately $2.2 million of amounts to be paid to certain Allright employees under retention and employment agreements.

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

The Company incurred $37.2 million of merger related expenses on a pretax basis as of June 30, 1999 that were reported as operating expenses. Included in these costs are approximately $19.3 million in professional fees; comprised of investment banking, legal, accounting, and consulting fees; $9.0 million related to employment agreements and severance; $7 million related to the restructuring agreement with the limited partner of Edison; and the balance of $1.9 million in travel, supplies, printing and other out of pocket expenses. In connection with the Merger, Allright entered into certain employment and management continuity agreements. Under such agreements, certain payments will be made which are contingent upon continued employment through certain dates.

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

Edison Restructuring Agreement. In conjunction with the Company's merger with Allright, Allright entered into a restructuring agreement whereby Allright loaned an additional $9.9 million to the limited partner and amended certain other related agreements. In addition, the parties agreed that the limited partner's capital account would be increased to $29.4 million as of the effective date of the restructuring, which coincided with the consummation date of the merger with Allright. As a result of this increase in the limited partner's capital account, the Company recorded a $7 million charge to operations concurrent with the merger. Such charge is reflected in merger costs in the accompanying consolidated statement of earnings for fiscal 1999.

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

                                          CENTRAL PARKING CORPORATION


Date: February 18, 2000                   By: /s/ Stephen A. Tisdell
      -----------------                       -------------------------------
                                              Stephen A. Tisdell
                                              Chief Financial Officer