Form 10-Q/A
period 1999-12-31
CENTRAL PARKING CORP
filed 2000-04-03
CIK 949298

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

     LONG TERM DEBT

     On March 19, 1999, Central Parking established a new credit facility providing for an aggregate of up to $400 million (the "New Credit Facility") consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12,500,000 commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at LIBOR plus a grid based margin dependent upon the Company achieving certain financial ratios. The rate as of December 31, 1999 was LIBOR plus 1.125%. Central Parking used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of December 31, 1999 was $340.0 million with a weighted average interest rate of 6.65% as of December 31, 1999.

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

     BUSINESS SEGMENTS

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues, costs, and other expenses by segment for the three months ended December 31, 1999 and 1998.

                                                       Three Months Ended December 31, 1999
                            ------------------------------------------------------------------------------------------
                                                                                              ALL OTHERS
                                                                                                & GEN'L
                              ONE         TWO       THREE       FOUR       FIVE      INT'L       CORP         TOTAL
                            --------   ---------   --------   --------   --------   --------   ---------   -----------
Parking revenue             $ 20,188   $  71,602   $ 21,687   $ 24,749   $ 13,409   $  6,757   $   1,104   $   159,496
Management contract            4,221       8,056      4,538      3,476      3,925      1,339         282        25,837
                            --------   ---------   --------   --------   --------   --------   ---------   -----------
Total revenues                24,409      79,658     26,225     28,225     17,334      8,096       1,386       185,333
Cost of parking               18,438      59,631     20,874     21,712     11,406      6,001      (4,955)      133,107
Cost of management             1,534       2,127      1,725      1,214      1,573         --         267         8,440
General & admin                1,549       4,762      1,098      1,200      1,400      1,099       8,819        19,927
Goodwill                         170       2,271        378          3        102         --         138         3,062
Impairment loss and
  merger costs                                                                                     2,880         2,880
                            --------   ---------   --------   --------   --------   --------   ---------   -----------
Operating earnings             2,718      10,867      2,150      4,096      2,853        996      (5,763)       17,917
Interest income/(expense)/
  dividends, net                 (64)     (5,002)      (694)       (21)       (75)       (23)       (293)       (6,172)
Gains / losses                                                                                     2,253         2,253
Minority interest                 --        (814)        --         --         --         --          --          (814)
Equity in partnerships and
  joint ventures                  --          --         --         --         --        293       1,193         1,486
                            --------   ---------   --------   --------   --------   --------   ---------   -----------
Earnings before income tax
  and extraordinary items      2,654       5,051      1,456      4,075      2,778      1,266      (2,610)       14,670
Income tax                                                                                                       6,224
                                                                                                           -----------
Net earnings before
  extraordinary items                                                                                            8,446
Extraordinary items,
  net of tax                                                                                                      (195)
                                                                                                           -----------
Net earnings                                                                                               $     8,251
                                                                                                           ===========
Identifiable assets         $ 62,523   $ 368,442   $ 97,636   $ 38,215   $ 48,603   $ 21,218   $ 419,899   $ 1,056,536
                            ========   =========   ========   ========   ========   ========   =========   ===========


                                                       Three Months Ended December 31, 1998
                            ------------------------------------------------------------------------------------------
                                                                                              ALL OTHERS
                                                                                                & GEN'L
                              ONE         TWO       THREE       FOUR       FIVE      INT'L       CORP         TOTAL
                            --------   ---------   --------   --------   --------   --------   ---------   -----------
Parking revenue             $ 22,584   $  65,327   $ 22,128   $ 23,851   $ 15,196   $  6,685   $     211   $   155,982
Management contract            3,365       6,826      3,846      2,765      3,405      1,340       1,394        22,941
                            --------   ---------   --------   --------   --------   --------   ---------   -----------
Total revenues                25,949      72,153     25,974     26,616     18,601      8,025       1,605       178,923
Cost of parking               19,410      53,584     19,607     20,588     13,455      6,495      (5,845)      127,294
Cost of management             1,078       1,566      1,403        735        862         19         (25)        5,638
General & admin                1,796       6,415      1,597      1,580      1,265      1,246       5,802        19,701
Goodwill                         149       2,036        311          3         95          2         304         2,900
                            --------   ---------   --------   --------   --------   --------   ---------   -----------
Operating earnings             3,516       8,552      3,056      3,710      2,924        263       1,369        23,390
Interest income/(expense)/
  dividends, net                (102)     (5,194)      (665)       (74)       (75)        (9)     (1,306)       (7,425)
Gains / losses                                                                                       (85)          (85)
Minority interest                 --        (490)        --         --         --         --                      (490)
Equity in partnerships and
  joint ventures                  --         287         --         --         --        235         664         1,186
                            --------   ---------   --------   --------   --------   --------   ---------   -----------
Earnings before income tax     3,414       3,155      2,391      3,636      2,849        489         642        16,576
Income tax                                                                                                       6,437
                                                                                                           -----------
Net earnings                                                                                               $    10,139
                                                                                                           ===========

Identifiable assets         $ 34,842   $ 335,502   $ 59,062   $ 23,379   $ 31,851   $ 18,434   $ 561,507   $ 1,064,577
                            ========   =========   ========   ========   ========   ========   =========   ===========


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

     Parking revenues from leased facilities amounted to $143.1 million and $140.7 million for the first quarter of fiscal 2000 and 1999, respectively. Leased properties parking revenues, as a percentage of parking revenues, accounted for 89.7% and 90.2% in the three months ending December 31, 1999 and 1998, respectively. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

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

     THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

     Parking revenues for the first quarter of fiscal 2000 increased to $159.5 million from $156.0 million in the first quarter of fiscal 1999, an increase of $3.5 million, or 2.3%. The increase is primarily a result of parking rate increases and new locations offset by lost locations. The Company experienced a net decline of 166 properties in the number of leased and owned locations in the first quarter of 2000 from the first quarter of 1999 (226 locations added, offset by 392 locations lost). The net reduction in locations is primarily a result of the merger with Allright. Of the locations lost, 33 properties were divested as a result of an agreement entered into with the Antitrust Division of the U.S. Department of Justice, 180 lost locations resulted from the Allright merger and 56 locations were closed because they were not profitable. Revenues from foreign operations amounted to approximately $8.1 million and $8.0 million for the quarters ended December 31, 1999 and 1998, respectively.

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



Date:    March 23, 2000                     By: /s/ Stephen A. Tisdell
     ---------------------                      -------------------------------
                                                Stephen A. Tisdell
                                                Chief Financial Officer