Form 10-Q
period 2000-03-31
CENTRAL PARKING CORP
filed 2000-05-15
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

            Class                                 Outstanding at May 12, 2000
-----------------------------                     ---------------------------
Common Stock, $0.01 par value                              36,513,738

                                      INDEX

                           CENTRAL PARKING CORPORATION

                                                                                   PAGE
                                                                                   ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets
        ---March 31, 2000 and September 30, 1999..............................       3

        Consolidated statements of earnings
        --- three and six months ended March 31, 2000 and 1999................       4

        Consolidated statements of cash flows
        --- three and six months ended March 31, 2000 and 1999................       5

        Notes to consolidated financial statements............................    6-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................   12-18

Item 3. Quantitative and Qualitative Disclosure about Market Risk ............      19

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings ....................................................      20

Item 4. Submission of Matters to a Vote of Security Holders...................      20

Item 6. Exhibits and Reports on Form 8-K......................................   21-25

        SIGNATURES ...........................................................      26

                          CENTRAL PARKING CORPORATION
                          Consolidated Balance Sheets

Dollar amounts in thousands

                                                                                         Unaudited
                                                                                          March 31,     September 30,
                                                                                            2000            1999
                                                                                        -----------      -----------
                  Assets
Current assets:
    Cash and cash equivalents                                                           $    44,205      $    53,669
    Management accounts receivable                                                           36,206           33,288
    Accounts receivable - other                                                              14,762           18,966
    Current portion of notes receivable (including amounts due from related parties
       of $536 at March 31, 2000, and $509 at September 30, 1999)                            12,677           12,503
    Prepaid rent                                                                             12,523           14,222
    Prepaid expenses                                                                          7,235            7,438
    Deferred income taxes                                                                       227              247
    Prepaid and refundable income taxes                                                          --            5,374
                                                                                        -----------      -----------
                  Total current assets                                                      127,835          145,707

Investments, at amortized cost (fair value $5,588 at March 31, 2000, and $5,480 at
    September 30, 1999)                                                                       5,636            5,488
Notes receivable, less current portion                                                       47,104           47,870
Property, equipment, and leasehold improvements, net                                        439,392          421,090
Contract and lease rights, net                                                               94,038           97,158
Goodwill, net                                                                               271,254          277,800
Investment in and advances to partnerships and joint ventures                                32,306           32,218
Other assets                                                                                 39,409           37,246
                                                                                        -----------      -----------
                                                                                        $ 1,056,974      $ 1,064,577
                                                                                        ===========      ===========
    Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term debt and capital lease obligation                      $    55,951      $    31,682
    Accounts payable                                                                         72,964           74,778
    Accrued payroll and related costs                                                        17,152           12,268
    Accrued expenses                                                                          9,713           20,051
    Management accounts payable                                                              35,705           33,416
    Income taxes payable                                                                      5,449            4,171
                                                                                        -----------      -----------
                  Total current liabilities                                                 196,934          176,366

Long-term debt and capital lease obligations, less current portion                          303,998          337,481
Deferred rent                                                                                17,752           17,681
Deferred compensation                                                                        12,135           12,058
Deferred income taxes                                                                        28,655           27,702
Minority interest                                                                            29,635           31,112

Other liabilities                                                                             4,464            5,058
                                                                                        -----------      -----------
                  Total liabilities                                                         593,573          607,458

Company-obligated mandatorily redeemable convertible securities of subsidiary
    holding solely parent debentures                                                        110,000          110,000

Shareholders' equity:
    Common stock, $.01 par value; 50,000,000 shares authorized,
        36,486,715 and 36,753,977 shares issued and outstanding, respectively                   365              368
    Additional paid -in capital                                                             251,472          259,853
    Foreign currency translation adjustment                                                     125              (20)
    Retained earnings                                                                       101,858           87,364
    Deferred compensation on restricted stock                                                  (419)            (446)
                                                                                        -----------      -----------
                  Total shareholders' equity                                                353,401          347,119
                                                                                        -----------      -----------
                                                                                        $ 1,056,974      $ 1,064,577
                                                                                        ===========      ===========

See accompanying notes to consolidated financial statements

                           CENTRAL PARKING CORPORATION
                       Consolidated Statements of Earnings
                                    Unaudited

Dollar amounts in thousands
                                                                        Three Months Ended             Six Months Ended
                                                                              March 31,                    March 31,
                                                                        2000           1999           2000           1999
                                                                      ---------      ---------      ---------      ---------
Revenues:
     Parking                                                          $ 157,716      $ 158,939      $ 317,212      $ 314,921
     Management contract                                                 24,935         22,569         50,772         45,510
                                                                      ---------      ---------      ---------      ---------
              Total revenues                                            182,651        181,508        367,984        360,431

Costs and expenses:
     Cost of parking                                                    133,592        134,392        266,699        261,686
     Cost of management contracts                                         8,201          6,031         16,641         11,669
     General and administrative                                          19,655         19,175         39,582         38,876
     Goodwill and non-compete amortization                                2,989          2,840          6,051          5,740
     Impairment loss                                                         --             --            495             --
     Merger costs                                                         1,362         34,295          3,747         34,295
                                                                      ---------      ---------      ---------      ---------
              Total costs and expenses                                  165,799        196,733        333,215        352,266
                                                                      ---------      ---------      ---------      ---------
              Operating earnings (loss)                                  16,852        (15,225)        34,769          8,165

Other income (expenses):
     Interest income                                                      1,538          1,358          3,404          2,891
     Interest expense                                                    (6,640)        (7,427)       (13,168)       (14,989)
     Dividends on Company-obligated mandatorily redeemable
       convertible securities of a subsidiary trust                      (1,500)        (1,492)        (3,010)        (2,888)
     Net gains (losses) on sales and divestitures
       of property and equipment                                          1,331          2,893          3,584          2,808
     Minority interest                                                   (1,046)          (553)        (1,860)        (1,043)
     Equity in partnership and joint venture earnings                     1,179          1,067          2,665          2,253
                                                                      ---------      ---------      ---------      ---------
              Other expenses, net                                        (5,138)        (4,154)        (8,385)       (10,968)
                                                                      ---------      ---------      ---------      ---------
              Earnings before income taxes and extraordinary item        11,714        (19,379)        26,384         (2,803)
                                                                      ---------      ---------      ---------      ---------
              Income tax expense                                          4,334         (2,802)        10,558          3,635
                                                                      ---------      ---------      ---------      ---------
              Net earnings before extraordinary item                      7,380        (16,577)        15,826         (6,438)

     Extraordinary item, net of tax                                          --         (1,002)          (195)        (1,002)
                                                                      ---------      ---------      ---------      ---------
              Net earnings                                            $   7,380      $ (17,579)     $  15,631      $  (7,440)
                                                                      =========      =========      =========      =========

     Basic earnings per share:
     Net earnings before extraordinary item                           $    0.20      $   (0.46)     $    0.43      $   (0.18)
     Extraordinary item, net of tax                                   $      --      $   (0.03)     $      --      $   (0.03)
     Net earnings                                                     $    0.20      $   (0.49)     $    0.43      $   (0.21)

     Diluted earnings per share:
     Net earnings before extraordinary item                           $    0.20      $   (0.46)     $    0.43      $   (0.18)
     Extraordinary item, net of tax                                   $      --      $   (0.03)     $   (0.01)     $   (0.03)
     Net earnings                                                     $    0.20      $   (0.49)     $    0.42      $   (0.21)

                           CENTRAL PARKING CORPORATION
                      Consolidated Statements of Cash Flows

Dollar amounts in thousands
                                                                                  Six Months Ended March,
                                                                                    2000           1999
                                                                                  --------      ---------
Cash flows from operating activities:
     Net earnings before extraordinary item                                       $ 15,826      $  (6,438)
     Extraordinary item, net of tax                                                   (195)        (1,002)
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation and amortization                                              13,100         10,202
         Amortization of goodwill and non-compete                                    6,051          5,740
         Amortization of contract and lease rights, deferred rent,
           deferred financing fees and other                                         6,772          4,875
         Equity in partnership and joint venture earnings                           (2,665)        (2,253)
         Distributions from partnerships and ventures                                1,885          2,203
         Net (gains) losses on sales and divestitures of
           property and equipment                                                   (3,584)        (2,808)
         Impairment loss                                                               495             --
         Deferred income taxes                                                         973           (492)
         Minority interest                                                           1,860          1,043
         Charge for Edison minority interest write-up                                   --          7,000
         Changes in operating assets and liabilities, excluding acquisitions:
              Management accounts receivable                                        (2,918)        (8,302)
              Accounts receivable - other                                            4,204         (9,650)
              Prepaid rent                                                           1,699         (7,258)
              Prepaid expenses                                                         203         (7,352)
              Prepaid and refundable income taxes                                    5,374         (3,185)
              Other assets                                                          (1,118)           425
              Accounts payable, accrued expenses, and deferred compensation        (12,038)         1,267
              Management accounts payable                                            2,289          8,918
              Income taxes payable                                                   1,278           (945)
                                                                                  --------      ---------
         Net cash provided (used) by operating activities                           39,491         (8,012)
                                                                                  --------      ---------
Cash flows from investing activities:
     Proceeds from sales and divestitures of property and equipment                 14,164         19,306
     Investment in notes receivable                                                    592        (12,840)
     Purchase of property, equipment, and leasehold improvements                   (41,982)       (23,165)
     Purchase of contract rights and lease rights                                     (980)       (22,190)
     Investment in/advances to partnerships, joint ventures
       and unconsolidated subsidiaries, net                                            692         (1,013)
     Proceeds from maturities and calls on investments                                  80             --
     Purchase of investments, net                                                     (228)          (197)
                                                                                  --------      ---------
         Net cash used by investing activities                                     (27,662)       (40,099)
                                                                                  --------      ---------
Cash flows from financing activities:
     Dividends paid                                                                 (1,098)          (887)
     Net borrowings (repayments) under revolving credit
       agreement, net of issuance costs                                            (21,831)        68,704
     Proceeds from issuance of notes payable, net of issuance costs                 13,300        220,330
     Payment to minority interest partner                                           (3,337)            --
     Principal repayments on notes payable and capital leases                       (2,164)      (257,457)
     Repurchase of common stock                                                    (10,310)            --
     Proceeds from issuance of common stock and
       exercise of stock options and warrants, net                                   4,002          2,179
                                                                                  --------      ---------
         Net cash provided (used) by financing activities                          (21,438)        32,869
                                                                                  --------      ---------
Foreign currency translation                                                           145            175
                                                                                  --------      ---------
         Net decrease in cash and cash equivalents                                  (9,464)       (15,067)
Cash and cash equivalents at beginning of period                                    53,669         50,744
                                                                                  --------      ---------
Cash and cash equivalents at end of period                                        $ 44,205      $  35,677
                                                                                  ========      =========

                           CENTRAL PARKING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1999 (included in the Company's Annual Report on Form 10-K). Certain items have been reclassified to conform to current year presentation.

     MERGERS AND ACQUISITIONS

     Black Angus Garage

     On March 15, 2000, a limited liability company ("LLC") of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. To fix the interest rate, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% for the five-year period. The parent company has guaranteed $1 million of the debt, which otherwise would have no recourse except to the LLC. The remainder was financed from borrowings under the new credit facility.

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

     New York Partnership

     On May 28, 1999, the Company purchased the remaining 60% interest in a partnership which operates a parking facility in New York City for $20.5 million in cash. The Company previously owned 40% of the partnership. The previous partner will continue to manage the garage for the next 7 years.

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

     The results for the quarter ended March 31, 2000 included $1.4 million of merger related expenses on a pretax basis. The costs, which are directly attributable to the merger and are incremental to the combined companies, are recognized when incurred. The Company has recognized a total of approximately $44.7 million of merger costs related to the merger with Allright before adjustment for the tax benefits associated with those costs.

     Edison Restructuring Agreement

     In conjunction with the Company's merger with Allright, Allright entered into a restructuring agreement whereby Allright loaned an additional $9.9 million to the limited partner and amended certain other related agreements. In addition, the parties agreed that the limited partner's capital account would be increased to $29.4 million as of the effective date of the restructuring, which coincided with the consummation date of the merger with Allright. As a result of this increase in the limited partner's capital account, the Company recorded a $7 million charge to operations concurrent with the merger. Such charge is reflected in merger costs in the accompanying consolidated financial statements of earnings for the three and six months ended March 31, 1999.

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

     Future Cash Commitments

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

     On May 12, 2000, the Company entered into an agreement whereby, effective June 1, 2000, it will acquire certain lease and contract rights for approximately $14.3 million. The transaction will be financed by an obligation that will become due in June 2002.

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

The following tables set forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended March 31,
                                                           2000                              1999
                                              -------------------------------  ---------------------------------
                                               Income     Common                Income      Common
                                              Available   Shares    Per Share Available     Shares     Per Share
                                              ($000's)    (000's)     Amount   ($000's)     (000's)      Amount
                                              -------     ------     --------  --------      ------     --------
Basic earnings per share:
Earnings (loss) before extraordinary item     $ 7,380     36,480     $   0.20  $(16,577)     36,273     $  (0.46)
Effect of dilutive stock and options:
Stock option plan and warrants                               246           --                    --           --
Restricted stock plan                                        181           --                    --           --
Deferred stock unit plan                                      72           --                    --           --
Employee stock purchase plan                                  48           --                    --           --
                                              -------     ------     --------  --------      ------     --------
Diluted earnings per share:
Earnings (loss) before extraordinary item     $ 7,380     37,027     $   0.20  $(16,577)     36,273     $  (0.46)
                                              =======     ======     ========  ========      ======     ========


                                                                Six Months Ended March 31,
                                                           2000                              1999
                                              -------------------------------  ---------------------------------
                                               Income     Common                Income      Common
                                              Available   Shares    Per Share Available     Shares     Per Share
                                              ($000's)    (000's)     Amount   ($000's)     (000's)      Amount
                                              -------     ------     --------  --------      ------     --------
Basic earnings per share:
Earnings (loss) before extraordinary item     $15,826     36,498     $   0.43  $ (6,438)     36,267     $  (0.18)
Effect of dilutive stock and options:
Stock option plan and warrants                               277           --                    --           --
Restricted stock plan                                        181           --                    --           --
Deferred stock unit plan                                      72           --                    --           --
Employee stock purchase plan                                  42           --                    --           --
                                              -------     ------     --------  --------      ------     --------
Diluted earnings per share:
Earnings (loss) before extraordinary item     $15,826     37,070     $   0.43  $ (6,438)     36,267     $  (0.18)
                                              =======     ======     ========  ========      ======     ========

     Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holder of such restricted stock may forfeit the shares if certain employment or service requirements are not met.

     The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At March 31, 2000 and 1999, such securities were convertible into 2,000,000 shares of common stock. For the three and six months ended March 31, 2000, options to purchase 1,196,781 and 1,176,091 shares, respectively are excluded from the diluted common shares since they are anti-dilutive. During the quarter ended March 31, 2000, the Company granted 429,375 options to purchase common stock to employees at fair value on the date of grant.

     On January 18, 2000 the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The repurchase was subsequently approved by the Company's bank lenders on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. As of May 12, 2000, the Company has repurchased 624 thousand shares for a total cost of $10.3 million.

     LONG TERM DEBT

     On March 19, 1999, the Company established a new credit facility (the "New Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The rate as of March 31, 2000 was LIBOR plus 1.125%. The Company used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of

March 31, 2000 was $328.8 million with a weighted average interest rate of 7.0% for the six months ended March 31, 2000. The New Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid.

     On February 14, 2000, the Company entered into an amendment and restatement to the New Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement also contains provisions for up front fees of $700 thousand which will be amortized over the life of the agreement. Interest rates were not affected by the amendment and will continue to be based upon the existing grid and determined based on certain financial ratios.

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

     On March 31, 2000 the Company entered into a $25 million interest rate cap agreement at the rate of 8.0% per annum for a term of four years for which the Company paid $294 thousand, which will be amortized over the term of the cap agreement.

     On March 18, 1998, the Company created Central Parking Finance Trust ("Trust") which completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities ("Preferred Securities") pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures ("Convertible Debentures") of the Company due in 2008. The Preferred Securities do not have a stated maturity date but are subject to mandatory redemption upon the repayment of the Convertible Debentures at their stated maturity (April 1, 2008) or upon the acceleration or earlier repayment of the Convertible Debentures. The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of a subsidiary whose sole assets are convertible subordinated debentures of the Company. The consolidated results of operations reflect dividends on the Preferred Securities.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. The Company is in the process of evaluating what impact, if any, this SAB will have on the Company's revenue recognition policies.

     BUSINESS SEGMENTS

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues, costs, and other expenses by segment for the three and six months ended March 31, 2000 and 1999, respectively.

                                                          Three Months Ended March 31, 2000
                              ----------------------------------------------------------------------------------------------
                                                                                                      ALL
                                                                                                     OTHERS
                                                                                                     & GEN'L
                                ONE          TWO        THREE       FOUR        FIVE       INT'L       CORP         TOTAL
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Parking revenue               $ 19,003    $  69,730    $ 22,881    $ 25,565    $ 12,923    $ 6,376   $   1,238    $   157,716
Management contract              4,219        7,726       4,047       3,327       3,930      1,409         277         24,935
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Total revenues                  23,222       77,456      26,928      28,892      16,853      7,785       1,515        182,651
Cost of parking                 17,850       60,866      20,827      23,382      11,087      5,477      (5,897)       133,592
Cost of management               1,462        2,011       1,421       1,225       1,321         --         761          8,201
General & admin                  1,099        4,367       1,138       1,094       1,617      1,259       9,081         19,655
Goodwill                           163        2,074         371           3          96         --         282          2,989
Merger costs                        --           --          --          --          --         --       1,362          1,362
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Operating earnings               2,648        8,138       3,171       3,188       2,732      1,049      (4,074)        16,852
Interest income (expense) &
  dividends on Company-
  obligated redeemable
  securities                       (45)      (5,005)       (691)        (26)        (92)        59        (802)        (6,602)
Gains/losses                                                                                             1,331          1,331
Minority interest                   --       (1,046)         --          --          --         --          --         (1,046)
Equity in partnerships and
  joint ventures                    --           --          --          --          --        315         864          1,179
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Earnings before income tax
  and extraordinary items        2,603        2,087       2,480       3,162       2,640      1,423      (2,681)        11,714
Income tax                                                                                                              4,334
                                                                                                                  -----------
Net earnings                                                                                                      $     7,380
                                                                                                                  ===========

                                                         Three Months Ended March 31, 1999
                              -----------------------------------------------------------------------------------------
                                                                                                      ALL
                                                                                                     OTHERS
                                                                                                     & GEN'L
                                ONE          TWO        THREE       FOUR        FIVE       INT'L       CORP         TOTAL
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Parking revenue               $ 22,306    $  65,783    $ 23,423    $ 24,383    $ 15,627    $ 5,867   $   1,550    $   158,939
Management contract              2,913        6,723       4,163       2,741       3,511      2,033         485         22,569
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Total revenues                  25,219       72,506      27,586      27,124      19,138      7,900       2,035        181,508
Cost of parking                 19,909       57,560      21,160      21,660      13,731      5,622      (5,250)       134,392
Cost of management               1,310        2,354       1,727       1,149       1,347         --      (1,856)         6,031
General & admin                  1,942        6,428       1,574       1,729       1,277      1,424       4,801         19,175
Goodwill                           151        2,096         238           3          95          2         255          2,840
Merger cost                         --           --          --          --          --         --      34,295         34,295
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Operating earnings               1,907        4,068       2,887       2,583       2,688        852     (30,210)       (15,225)
Interest income (expense) &
  dividends on Company-
  obligated redeemable
  securities                      (116)      (5,058)       (609)        (93)       (148)         6      (1,543)        (7,561)
Gains/losses                                                                                             2,893          2,893
Minority interest                   --         (553)         --          --          --         --          --           (553)
Equity in partnerships and
  joint ventures                    --          275          --          --          --         83         709          1,067
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Earnings before income tax       1,791       (1,268)      2,278       2,490       2,540        941     (28,151)       (19,379)
Income tax                                                                                                             (2,802)
                                                                                                                  -----------
Net (loss) before
  extraordinary item                                                                                                  (16,577)
Extraordinary item, net
  of tax                                                                                                               (1,002)
                                                                                                                  -----------
Net earnings                                                                                                      $   (17,579)
                                                                                                                  ===========

                                                          Six Months Ended March 31, 2000
                              -----------------------------------------------------------------------------------------
                                                                                                      ALL
                                                                                                     OTHERS
                                                                                                     & GEN'L
                                ONE          TWO        THREE       FOUR        FIVE       INT'L       CORP         TOTAL
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Parking revenue               $ 39,190    $ 141,333    $ 44,568    $ 50,314    $ 26,332    $13,133   $   2,342    $   317,212
Management contract              8,441       15,783       8,585       6,802       7,854      2,750         557         50,772
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Total revenues                  47,631      157,116      53,153      57,116      34,186     15,883       2,899        367,984
Cost of parking                 36,288      120,505      41,701      45,095      22,494     11,111     (10,495)       266,699
Cost of management               2,996        3,892       3,147       2,439       2,894         --       1,273         16,641
General & admin                  2,644        9,127       2,236       2,297       3,016      2,519      17,744         39,582
Goodwill                           334        4,345         749           6         198         --         419          6,051
Impairment and merger costs         --           --          --          --          --         --       4,242          4,242
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Operating earnings               5,369       19,247       5,320       7,279       5,584      2,253     (10,284)        34,769
Interest income (expense) &
  dividends on Company-
  obligated redeemable
  securities                      (109)     (10,007)     (1,386)        (87)       (168)        36      (1,053)       (12,774)
Gains/losses                                                                                             3,584          3,584
Minority interest                   --       (1,860)         --          --          --         --          --         (1,860)
Equity in partnerships and
  joint ventures                    --           --          --          --          --        609       2,056          2,665
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Earnings before income tax
  and extraordinary items        5,260        7,380       3,934       7,192       5,416      2,898      (5,697)        26,384
Income tax                                                                                                             10,558
                                                                                                                  -----------
Net earnings before
  extraordinary items                                                                                                  15,826
                                                                                                                  -----------
Extraordinary items, net
  of tax                                                                                                                 (195)
                                                                                                                  -----------
Net earnings                                                                                                      $    15,631
                                                                                                                  ===========
Identifiable assets           $ 70,045    $ 393,540    $106,456    $ 39,942    $ 52,115    $26,499   $ 368,377    $ 1,056,974
                              ========    =========    ========    ========    ========    =======   =========    ===========

                                                          Six Months Ended March 31, 1999
                              -----------------------------------------------------------------------------------------
                                                                                                      ALL
                                                                                                     OTHERS
                                                                                                     & GEN'L
                                ONE          TWO        THREE       FOUR        FIVE       INT'L       CORP         TOTAL
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Parking revenue               $ 44,890    $ 131,109    $ 45,551    $ 48,234    $ 30,823    $13,188   $   1,126    $   314,921
Management contract              6,278       13,549       8,009       5,506       6,916      3,372       1,880         45,510
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Total revenues                  51,168      144,658      53,560      53,740      37,739     16,560       3,006        360,431
Cost of parking                 39,320      111,143      40,768      42,248      27,186     11,551     (10,530)       261,686
Cost of management               2,537        4,222       3,300       2,007       2,361         --      (2,758)        11,669
General & admin                  3,737       12,841       3,171       3,309       2,542      2,689      10,587         38,876
Goodwill                           300        4,131         549           6         190          2         562          5,740
Merger costs                                                                                            34,295         34,295
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Operating earnings               5,274       12,321       5,772       6,170       5,460      2,318     (29,150)         8,165
Interest income (expense) &
  dividends on Company-
  obligated redeemable
  securities                       (70)     (10,252)     (1,274)       (167)       (349)        15      (2,889)       (14,986)
Gains/losses                                                                                             2,808          2,808
Minority interest                   --       (1,043)         --          --          --         --          --         (1,043)
Equity in partnerships and
  joint ventures                    --          562          --          --          --        317       1,374          2,253
                              --------    ---------    --------    --------    --------    -------   ---------    -----------
Earnings before income tax       5,204        1,588       4,498       6,003       5,111      2,650     (27,857)        (2,803)
Income tax                                                                                                              3,635
                                                                                                                  -----------
Net (loss) before
  extraordinary item                                                                                                   (6,438)
Extraordinary item                                                                                                     (1,002)
                                                                                                                  -----------
Net earnings                                                                                                         $ (7,440)
                                                                                                                  ===========
Identifiable assets           $ 37,109    $ 348,985    $ 64,327    $ 26,647    $ 35,983    $21,819   $ 529,707    $ 1,064,577
                              ========    =========    ========    ========    ========    =======   =========    ===========


Segment One encompasses the western region of the United States, including West Texas, and Louisiana.

Segment Two encompasses the northeastern region of the United States, including New York, New Jersey, Eastern Pennsylvania, and New England.

Segment Three encompasses the southeastern region of the United States, and also includes Washington D.C.

Segment Four encompasses parts of the southern (Tennessee, Mississippi, Alabama, and Kentucky) and mid-western regions of the United States, and also includes upstate New York. The executive responsible for Segment Four administers parts of Canada as well.

Segment Five encompasses the inter-mountain region of the United States, including Northern Texas and parts of the Mid-west.

Certain parking locations have been re-aligned between segments during the periods. Prior periods data has not been restated as it is impracticable to do so.

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

         The following important factors, in addition to those discussed elsewhere in this report, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

- successfully integrating Allright as well as future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

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

-        global and/or regional economic factors and;

- compliance with laws and regulations, including, without limitation, environmental, antitrust and consumer protection laws and regulations at the federal, state, local and international levels.

     OVERVIEW

     On March 19, 1999, Central Parking completed a merger (the "Merger") with Allright Holdings, Inc. ("Allright"). The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Refer to the accompanying notes to the consolidated financial statements.

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

     Parking revenues from owned properties amounted to $19.2 million and $16.7 million for the three months ended March 31, 2000 and 1999, respectively, and $37.5 million and $33.2 million for the six months ended March 31, 2000 and 1999, respectively. Parking revenues from owned properties, as a percentage of total parking revenues, accounted for 12.2% and 10.5% in the three months and 11.8% and 10.5% in the six months ended March 31, 2000 and 1999, respectively. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

     Parking revenues from leased facilities amounted to $138.5 million and $142.2 million for the three months ended March 31, 2000 and 1999, respectively, and $279.7 million and $281.7 million for the six months ended March 31, 2000 and 1999, respectively. Parking revenues from leased properties, as a percentage of total parking revenues, accounted for 87.8% and 89.5% in the three months and 88.2% and 89.5% in the six months ended March 31, 2000 and 1999, respectively. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, including routine maintenance and nonstructural repairs. The Company is typically not responsible for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

     Management contract revenues amounted to $24.9 million and $22.6 million for the three months ended March 31, 2000 and 1999, respectively, and $50.8 million and $45.5 million for the six months ended March 31, 2000 and 1999, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. Generally, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

     The Company's clients have the option of obtaining insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of its size and claims experience, the Company typically can purchase such insurance at discounts to comparable market rates and, management believes, at lower rates than the Company's clients can generally obtain on their own. Accordingly, Central Parking generates profits on the insurance provided under its management contracts.

     As of March 31, 2000, Central Parking operated 2,099 parking facilities through management contracts, leased 2,371 parking facilities, and owned 251 parking facilities, either independently or in joint venture with third parties.

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Parking revenues for the second quarter of fiscal 2000 decreased to $157.7 million from $158.9 million in the second quarter of fiscal 1999, a decrease of $1.2 million, or 0.8%. The decrease is primarily a result of lost locations and the change in status of certain properties from leased locations to managed locations. The result of this change in status was to decrease parking revenue by approximately $1.8 million, decrease cost of parking by approximately $0.9 million and increase management contract revenue by approximately $0.9 million. The Company experienced a net loss of 182 properties in the number of leased and owned locations at March 31, 2000 from the number of owned and leased locations at March 31, 1999 (136 locations added, offset by 318 locations lost). Of the locations lost, 74 properties were divested as a result of an agreement entered into with the Antitrust Division of the U.S. Department of Justice and 42 locations were closed as a result of the Company's review of the profitability of locations. Revenues from foreign operations amounted to approximately $7.8 million and $7.9 million for the quarters ended March 31, 2000 and 1999, respectively.

     Management contract revenues for the second quarter of fiscal 2000 increased to $24.9 million from $22.6 million in the same period of fiscal 1999, an increase of $2.3 million or 10.5%. The increase is due primarily to the net addition of 54 management contracts at March 31, 2000 as compared to the number at March 31, 1999, the transfer of certain properties from leased to managed as previously noted, and increased management fees on existing locations.

     Cost of parking in the second quarter of 2000 decreased to $133.6 million from $134.4 million in the second quarter of 1999, a decrease of $0.8 million or 0.6%. This decrease was due primarily to lost locations and the change in status of certain properties from leased locations to management contract locations, as previously noted, offset by costs associated with new locations. Cost of parking as a percentage of parking revenues was relatively flat (84.7% in the second quarter of fiscal 2000 compared to 84.6% in fiscal second quarter 1999).

     Cost of management contracts in fiscal second quarter 2000 increased to $8.2 million from $6.0 million in the comparable quarter in 1999, an increase of $2.2 million or 36%. The increase is due primarily to operating certain properties as management contracts in the current period instead of leases, as noted previously. Cost of management contracts as a percentage of management contract revenue increased to 32.9% for the second fiscal quarter 2000 from 26.7% for the same period in 1999, primarily due to increased costs of medical claims by employees and increased claims under workers compensation.

     General and administrative expenses, excluding amortization of goodwill and non-compete agreements, increased to $19.7 million for the second quarter of fiscal 2000 from $19.2 million in fiscal second quarter 1999, an increase of $0.5 million or 2.5%. This increase is due primarily to expenses associated with implementation of new accounting systems, including $1.4 million of additional depreciation related to adopting a shorter life on Allright related computer assets and additional expenses for personnel and related services of approximately $2.3 million, as a result of the merger integration process. This increase is partially offset by decreases in supplies and other professional services of approximately $1.6 million in the second quarter of 2000 as compared to the second quarter of 1999. General and administrative expenses, as a percentage of total revenues increased to 10.8% for the second fiscal quarter 2000 compared to 10.6% for the second quarter of fiscal 1999. Management believes that merger and integration costs to be incurred in future periods will not be significant. General and administrative expenses, excluding merger and integration related expenses, totaled 8.8% of total revenues.

     Goodwill and non-compete amortization for the second quarter of fiscal 2000 increased to $3.0 million from $2.8 million in fiscal second quarter 1999, an increase of $0.2 million or 5.2%, as a result of the acquisition of Sacramento Parking Group in July 1999.

     Merger costs for the quarter ended March 31, 2000 were $1.4 million compared to $34.3 million in the quarter ended March 31, 1999. The merger with Allright took place on March 19, 1999 and the majority of the transaction costs relative to that merger were expensed in 1999.

     Interest income increased to $1.5 million for the second quarter of fiscal 2000 from $1.4 million in the second quarter of fiscal 1999, an increase of 13.3% or $0.1 million. The increase in interest income is primarily a result of adding notes receivable during the quarter ended March 31, 2000 that were not outstanding during the same quarter of 1999.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $8.1 million for the second quarter of fiscal 2000 from $8.9 million in the second quarter of fiscal 1999, a decrease of $0.8 million or 8.7%. This decrease in interest expense was primarily attributable to lower interest rates on the Company's overall outstanding debt as a result of refinancing the Allright debt with the new Credit Facility. The weighted average balance outstanding under such credit facilities and convertible securities was $438.3 million during the quarter ended March 31, 2000, at a weighted average interest rate of 6.9% compared to $433.8 million during the quarter ended March 31, 1999 at an average interest rate of 8.0%.

     Income taxes before extraordinary item increased to $4.3 million for the second quarter of fiscal 2000 from an income tax benefit of $2.8 million in the second fiscal quarter in 1999, an increase of $7.1 million. The effective tax rate for the second fiscal quarter 2000 was 37.0% compared to 14.5% for the 1999 quarter. The increase in the effective tax rate is attributable to a combination of certain non-deductible merger expenses included in operating expenses and higher overall state taxes applicable to gain on sales of property. The tax rate is expected to normalize at 39% for the remaining quarters in fiscal 2000.

     SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

     Parking revenues for the first half of fiscal 2000 increased to $317.2 million from $314.9 million in the first half of fiscal 1999, an increase of $2.3 million, or 0.7%. The increase is primarily a result of parking rate increases and new locations partially offset by lost locations. This increase is also partially offset by certain facilities that were previously operated as leases, and are now operated as management locations. The result of this change was to decrease parking revenue by approximately $1.8 million, decrease cost of parking by approximately $0.9 million and increase management contract income by approximately $0.9 million. Revenues from foreign operations amounted to approximately $15.9 million and $16.6 million for the six-month periods ended March 31, 2000 and 1999, respectively.

     Management contract revenues for the first half of fiscal 2000 increased to $50.8 million from $45.5 million in the same period of fiscal 1999, an increase of $5.3 million or 11.6%. The increase resulted primarily from the net addition of 54 management contracts at March 31, 2000 as compared to the number at March 31 1999, and increased management fees on existing locations. This increase is also partially attributable to certain locations that were previously operated as leases and are now operated as management contracts as described above.

     Cost of parking in the first half of 2000 increased to $266.7 million from $261.7 million in the first half of 1999, an increase of $5.0 million or 1.9%. This increase was due primarily to costs associated with added locations. These increases are partially offset by the costs associated with closed locations and the change in operations for certain properties from leased locations to management contract locations as noted previously. Rent expense increased $1.8 million to $154.6 million in the first half of 2000 compared to $152.8 million in the first half of 1999. Rent as a percentage of parking revenues increased to 48.8% in the first six months of 2000 from 48.5% in the same period of 1999. This increase is principally a result of higher rates at new locations from acquisitions, and increased rental rates at existing locations. Payroll increased $1.3 million in the six-month period ended March 31, 2000 over the same period in 1999. Cost of parking as a percentage of parking revenues increased to 84.1% in the first half of fiscal 2000 from 83.1% in fiscal first half of fiscal 1999.

     Cost of management contracts in fiscal first half 2000 increased to $16.6 million from $11.7 million in the comparable period in 1999, an increase of $4.9 million or 42.6%. The increase in cost reflects higher medical and workers compensation claims by employees, in total and as a percentage of management contract revenue. Cost of management contracts as a percentage of management contract revenue increased to 32.8% for the first fiscal half of 2000 from 25.6% for the same period in 1999, primarily due to the costs of medical claims by employees.

     General and administrative expenses, excluding amortization of goodwill and non-compete agreements, increased to $39.6 million for the first six months of fiscal 2000 from $38.9 million in the first half of 1999, an increase of $0.7 million or 1.8%. This increase is due primarily to expenses associated with implementation of new accounting systems, including $3.8 million of additional depreciation related to adopting a shorter life on Allright related computer assets and other personnel related expenses of approximately $3.1 million as a result of the merger integration process. Management believes that merger and integration costs to be incurred in future periods will not be significant. This increase is partially offset by decreases in supplies and office overhead of approximately $3.1 million in the first six months of 2000 from the first six months of 1999. General and administrative expenses, as a percentage of total revenues remained constant at 10.8% for the first half of fiscal 2000 and 1999, respectively.

     Goodwill and non-compete amortization for the six-month period ended March 31, 2000 increased to $6.1 million from $5.7 million in the same period in 1999, an increase of $0.4 million or 5.4%. This increase is a result of the acquisition of Sacramento Parking Group in July 1999.

     The Company incurred $3.7 million of merger related expenses on a pretax basis during the six months ended March 31, 2000 that were reported as operating expenses. Included in these costs are approximately $1.3 million in professional fees; comprised of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and the balance of $1.3 million in travel, supplies, printing and other out of pocket expenses. The costs, which are directly attributable to the merger and are incremental to the combined companies, are recognized when incurred.

     Interest income increased to $3.4 million for the first half of fiscal 2000 from $2.9 million in the first half of fiscal 1999, an increase of $513 thousand, or 17.7%. The increase in interest income is a result of adding notes receivable during the six months ended March 31, 2000 that were not outstanding during the same period of 1999.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $16.2 million for the first half of fiscal 2000 from $17.9 million in the first half of fiscal 1999, a decrease of $1.7 million or 9.5%. This decrease in interest expense was primarily attributable to lower interest rates on the Company's overall outstanding debt as a result of refinancing the Allright debt with the New Credit Facility. The weighted average balance outstanding under such credit facilities and convertible securities was $446.6 million during the six-month period ended March 31, 2000, at a weighted average interest rate of 6.6% compared to $396.3 million during the same period ended March 31, 1999 at an average interest rate of 11.5%.

     Net gains on sales and divestitures of property and equipment for the six months ended March 31, 2000 amounted to $3.6 million, of which $1.1 million resulted from the disposal of two parking lots due to a governmental condemnation proceeding, $1.2 million in net gains resulted from divestitures required by a settlement agreement with the Antitrust Division of the United States Department of Justice as a result of the Allright merger, and $1.0 million arose from property sales resulting from pre-existing contractual buy-sell provisions.

     Income taxes excluding extraordinary item increased to $10.6 million for the first half of fiscal 2000 from $3.6 million in the first six months of 1999, an increase of $7.0 million or 190.5%. The effective tax rate for the first half of fiscal 2000 was 40%. During the six months ended March 31, 1999, the Company experienced a net loss before extraordinary item, however, due to certain non-deductible merger related expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the six months ended March 31, 2000 provided net cash of $39.5 million, compared to $8.0 million of cash used by operating activities for the six months ended March 31, 1999. The net increase in cash provided by operating activities of $47.5 million is primarily the result of increases in net income of $23.1 million and decreases in operating assets of $41.8 million, offset by decreases in operating liabilities of $16.7 million. Net earnings of $15.8 million, depreciation and amortization of $25.9 million, decreases in accounts receivable of $4.2 million, and decreases in prepaid and refundable income tax of $5.4 million account for the majority of cash provided by operating activities during the six months ended March 31, 2000. Theses sources of cash are partially offset by increases in management accounts receivables of $2.9 million and decreases in accounts payable, accrued expenses, and deferred compensation of $12.0 million during that period. During the six months ended March 31, 1999, net losses, including extraordinary item of $7.4 million, increases in management accounts and other receivables of $18.0 million, increases in prepaid taxes, rent and other expenses of $17.8 million, partially offset by depreciation and amortization expenses of $20.8 million, increases in accounts payable of $8.9 million and a non-cash charge related to the Edison minority interest of $7.0 million account for the majority of cash used by operations.

     Investing activities for the six months ended March 31, 2000 used net cash of $27.7 million, compared to $40.1 million used for the same period in 1999. Purchase of property, equipment, leasehold improvements, and contract rights of $43.0 million, partially offset by proceeds from sales of property of $14.2 million account for the majority of cash used by investing activities during the first six months of fiscal 2000. Purchase of property, equipment, leasehold improvements, and contract rights of $45.4 million and investment in notes receivable of $12.8 million, partially offset by proceeds from sales and divestitures of property and equipment of $19.3 million account for the majority of the cash used by investing activities in the first six months of fiscal 1999.

     Financing activities for the six months ended March 31, 2000 used net cash of $21.4 million, compared to cash provided of $32.9 million in the same period in 1999. Net payments under the revolving credit agreement of $21.8 million, repurchase of common stock of $10.3 million, and minority interest payments of $3.3 million, partially offset by proceeds from issuance of common stock and exercise of warrants of $4.0 million and proceeds from issuance of notes payable of $13.3 million during the six months ended March 31, 2000, account for the majority of the net cash used by financing activities. Proceeds from issuance of notes payable of $220.3 million and net borrowings under the revolving credit agreement of $68.7 million, partially offset by principal repayments on notes payable of $257.5, million account for the majority of the net cash provided by financing activities during the six months ended March 31, 1999.

     Depending on the timing and magnitude of the Company's future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and from Central Parking's credit facility over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates. See Future Cash Commitments in this section.

     If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the existing credit facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Report on Form 10-K for the year ended September 30, 1999, provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Central Parking common stock. Until certain shareholders of Central Parking have received at least $350 million from the sale of Central Parking common stock in either registered offerings or otherwise, Central Parking cannot sell any shares of its common stock on its own behalf, subject to certain exceptions. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions. The recent decrease in the market value of Central Parking common stock also could have an impact on Central Parking's ability to complete significant acquisitions or raise additional capital.

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

     On January 18, 2000, the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The repurchase was subsequently approved by the Company's bank lenders on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. The Company has repurchased 624 thousand shares at a total cost of $10.3 million.

     On May 12, 2000, the Company entered into a transaction whereby, effective June 1, 2000, it will acquire certain lease and contract rights for approximately $14.3 million. The transaction will be financed by an obligation that will become due in June 2002.

     New Credit Facility

     On March 19, 1999, Central Parking established a new credit facility providing for an aggregate of up to $400 million (the "New Credit Facility") consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at LIBOR plus a grid based margin dependant upon the Company achieving certain financial ratios. The rate as of March 31, 2000 was LIBOR plus 1.125%. The New Credit Facility contains certain covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. Central Parking used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The weighted average amount outstanding under the Company's New Credit Facility for the six months ended March 31, 2000 is $338.4 million, with a weighted average interest rate of 7.0%. The New Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid.

     On February 14, 2000, the Company entered into an amendment and restatement to the New Credit Facility agreement to allow for the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement contains provisions for amendment fees of $700 thousand payable to the banking group. Interest rates are not affected by the amendment and will continue to be based upon the existing grid and determined based on certain financial ratios.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. The Company is in the process of evaluating what impact, if any, this SAB will have on the Company's revenue recognition policies.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rates

         The Company's primary exposure to market risk consists of changes in interest rates on borrowings. At March 31, 2000, the Company's current portion of long-term debt was $55.9 million, long-term debt including capital leases and notes payable was $304.0 million. Of this amount, $25 million is subject to a fixed rate swap, $25 million is subject to an interest rate cap, and $309.9 million is variable rate debt, which is subject to a pricing grid. $200 million of the debt is payable in quarterly installments of $12.5 million beginning in June 2000 through March 2004 and $159.9 million of the debt is a revolving credit loan due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will renew the revolving credit facility. Generally, fixed long-term debt is used to finance single purpose purchases over a fixed period of time.

         As of March 31, 2000 the Company's variable rate debt is priced at LIBOR plus 112.5 basis points. For each 100 basis point increase or decrease in the LIBOR the Company would incur increased or decreased interest expense of approximately $3.2 million per year. The Company also has $25 million in interest rate swap agreements and $25 million is subject to an interest rate cap of 8.0%.

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

Central and Allright entered into a settlement agreement with the Antitrust Division on March 16, 1999, under which the two companies agreed to divest a total of 74 parking facilities in 18 cities, representing approximately 18,000 parking spaces. None of the states that reviewed the transaction from an antitrust perspective became a party to the settlement agreement with the Antitrust Division, and the Company is aware that at least one of these states, Tennessee, is still conducting a review of the operations of Central and Allright. The Company has completed the divestiture of all of the facilities required to be divested by the settlement agreement. The settlement agreement provides that Central and Allright may not operate any of the divested facilities for a period of two years following the divestiture of such facility.

Item 4.  Submission of Matters to a Vote of Security-Holders

The following proposals were approved at the Company's Annual Meeting of Shareholders which was held at the Company's headquarters, 2401 21st Avenue South, Third Floor, Nashville, Tennessee, on Tuesday, February 15, 2000:

     1. The election of nine directors for the term ending at the Annual Meeting of Shareholders to be held in 2001; each director receiving the following number of total votes:

                                                 FOR       AGAINST          ABSTAIN
                                                 ---       -------          -------
                     Monroe Carell           33,906,863           -         104,882
                     James H. Bond           33,912,118           -          99,627
                     William S. Benjamin     33,914,483           -          97,262
                     Cecil Conlee            33,910,556           -         101,189
                     Marc L. Davidson        33,910,646           -         101,099
                     Lewis Katz              33,910,048           -         101,697
                     Edward G. Nelson        33,912,801           -          98,944
                     William C. O'Neil, Jr.  33,910,726           -         101,019
                     Julia Carell Stadler    33,902,861           -         108,884

2. The approval of an amendment to the Company's 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel to increase the number of shares reserved for issuance under the plan by 1,500,000 shares of common stock;

                                                 FOR       AGAINST          ABSTAIN
                                                 ---       -------          -------
                                             31,958,053    2,021,220         32,472

3. The approval of an amendment to the Company's 1995 Nonqualified Stock Option Plan for Directors to increase the number of shares reserved for issuance under the plan by 250,000 shares of common stock;

                                                 FOR       AGAINST          ABSTAIN
                                                 ---       -------          -------
                                             32,401,110    1,580,399         30,236

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

                   (m) EPS Compensation Program for Senior Executives. (Incorporated by reference to Exhibit 10.1 (m) of the Company's Report on Form 10-K for the period ended September 30, 1999.)

*10.2 1997 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-95640 on Form S-1.)

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

10.15 Amended and Restated Credit Agreement dated as of February 14, 2000 by and among various banks, with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (filed herewith)

10.19 Consultancy Agreement dated as of January 21, 1997 between Central Parking System, Inc. and Lowell Harwood (Incorporated by reference to Exhibit (c)(4) to the Company's Tender Offer Statement on Schedule 14D-1 filed December 13, 1996).

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

27       Financial Data Schedule (EDGAR Filing Only)

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTRAL PARKING CORPORATION



Date:    May 15, 2000               By: /s/ Stephen A. Tisdell
     ----------------                   ----------------------------------------
                                        Stephen A. Tisdell
                                        Chief Financial Officer/Chief Accounting
                                        Officer