Form 10-Q
period 2000-06-30
CENTRAL PARKING CORP
filed 2000-08-14
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                Class                           Outstanding at August 9, 2000
-------------------------------------           -----------------------------
   Common Stock, $0.01 par value                          36,556,204

                                      INDEX

                           CENTRAL PARKING CORPORATION

                                                                             PAGE
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets
         ---June 30, 2000 and September 30, 1999........................        3

         Consolidated statements of earnings
         --- three and nine months ended June 30, 2000 and 1999.........        4

         Consolidated statements of cash flows
         --- nine months ended June 30, 2000 and 1999...................        5

         Notes to consolidated financial statements.....................     6-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................    14-20

Item 3.  Quantitative and Qualitative Disclosure about Market Risk .....       21

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................       22

Item 6.  Exhibits and Reports on Form 8-K...............................    23-27


         SIGNATURES ....................................................       28

                           CENTRAL PARKING CORPORATION
                           Consolidated Balance Sheets
                                    Unaudited


Dollar amounts in thousand
                                                                                       June 30,     September 30,
                                                                                         2000           1999
                                                                                      -----------    -----------
                  Assets
Current assets:
    Cash and cash equivalents                                                         $    46,052    $    53,669
    Management accounts receivable                                                         35,823         33,288
    Accounts receivable - other                                                            16,203         18,966
    Current portion of notes receivable (including amounts due from related parties
       of $395 at June 30, 2000, and $509 at September 30, 1999)                           13,092         12,503
    Prepaid rent                                                                           12,056         14,222
    Prepaid expenses                                                                        6,311          7,438
    Deferred income taxes                                                                     247            247
    Prepaid and refundable income taxes                                                        --          5,374
                                                                                      -----------    -----------
              Total current assets                                                        129,784        145,707

Investments, at amortized cost (fair value $5,540 at June 30, 2000, and $5,480 at
    September 30, 1999)                                                                     5,717          5,488
Notes receivable, less current portion                                                     46,296         47,870
Property, equipment, and leasehold improvements, net                                      438,097        421,090
Contract and lease rights, net                                                            102,230         97,158
Goodwill, net                                                                             267,462        277,800
Investment in and advances to partnerships and joint ventures                              31,387         32,218
Other assets                                                                               40,205         37,246
                                                                                      -----------    -----------
                                                                                      $ 1,061,178    $ 1,064,577
                                                                                      ===========    ===========

    Liabilities and Shareholders' Equity
Current liabilities:
    Current portion of long-term debt and capital lease obligation                    $    55,915    $    31,682
    Accounts payable                                                                       77,396         74,778
    Accrued payroll and related costs                                                      14,998         12,268
    Accrued expenses                                                                        9,430         20,051
    Management accounts payable                                                            34,138         33,416
    Income taxes payable                                                                    5,086          4,171
                                                                                      -----------    -----------
                  Total current liabilities                                               196,963        176,366

Long-term debt and capital lease obligations, less current portion                        292,652        337,481
Deferred rent                                                                              18,039         17,681
Deferred compensation                                                                      11,919         12,058
Deferred income taxes                                                                      28,360         27,702
Minority interest                                                                          30,274         31,112
Other liabilities                                                                           4,340          5,058
                                                                                      -----------    -----------
                  Total liabilities                                                       582,547        607,458

Company-obligated mandatorily redeemable convertible securities of subsidiary
    holding solely parent debentures                                                      110,000        110,000

Shareholders' equity:
    Common stock, $.01 par value; 50,000,000 shares authorized,
        36,551,930 and 36,753,977 shares issued and outstanding, respectively                 366            368
    Additional paid-in capital                                                            252,622        259,853
    Foreign currency translation adjustment                                                   (81)           (20)
    Retained earnings                                                                     116,129         87,364
    Deferred compensation on restricted stock                                                (405)          (446)
                                                                                      -----------    -----------
                  Total shareholders' equity                                              368,631        347,119
                                                                                      -----------    -----------
                                                                                      $ 1,061,178    $ 1,064,577
                                                                                      ===========    ===========


See accompanying notes to consolidated financial statements

                           CENTRAL PARKING CORPORATION
                       Consolidated Statements of Earnings
                                    Unaudited

Dollar amounts in thousands except per share data
                                                                        Three Months                Nine Months
                                                                        Ended June 30,             Ended June 30,
                                                                       2000         1999         2000         1999
                                                                    ---------    ---------    ---------    ---------
Revenues:
     Parking                                                        $ 160,405    $ 166,208    $ 477,617    $ 481,129
     Management contract                                               25,961       22,709       76,733       68,219
                                                                    ---------    ---------    ---------    ---------
              Total revenues                                          186,366      188,917      554,350      549,348

Costs and expenses:
     Cost of parking                                                  133,339      137,923      400,038      399,609
     Cost of management contracts                                       8,498        6,322       25,139       17,991
     General and administrative                                        16,832       19,455       56,414       58,331
     Goodwill and non-compete amortization                              2,975        2,990        9,026        8,730
     Merger costs                                                          --        2,882        3,747       37,177
                                                                    ---------    ---------    ---------    ---------
              Total costs and expenses                                161,644      169,572      494,364      521,838

Net gains (losses) on disposition of property                            (918)         379        2,171        3,187
                                                                    ---------    ---------    ---------    ---------
              Operating earnings                                       23,804       19,724       62,157       30,697

Other income (expenses):
     Interest income                                                    1,808        1,945        5,212        4,836
     Interest expense                                                  (6,798)      (5,850)     (19,966)     (20,839)
     Dividends on Company-obligated mandatorily redeemable
       convertible securities of a subsidiary trust                    (1,501)      (1,545)      (4,511)      (4,433)
     Minority interest                                                   (652)        (856)      (2,512)      (1,899)
     Equity in partnership and joint venture earnings                   6,440        1,425        9,105        3,678
                                                                    ---------    ---------    ---------    ---------
              Other expenses, net                                        (703)      (4,881)     (12,672)     (18,657)
                                                                    ---------    ---------    ---------    ---------
              Earnings before income taxes and extraordinary item      23,101       14,843       49,485       12,040
                                                                    ---------    ---------    ---------    ---------
              Income tax expense                                        8,320        6,169       18,878        9,804
                                                                    ---------    ---------    ---------    ---------
              Earnings before extraordinary item                       14,781        8,674       30,607        2,236

     Extraordinary item, net of tax                                        --           --         (195)      (1,002)
                                                                    ---------    ---------    ---------    ---------
              Net earnings                                          $  14,781    $   8,674    $  30,412    $   1,234
                                                                    =========    =========    =========    =========
     Basic earnings per share:
     Earnings before extraordinary item                             $    0.41    $    0.24    $    0.84    $    0.06
     Extraordinary item, net of tax                                 $      --    $      --    $      --    $   (0.03)
     Net earnings                                                   $    0.41    $    0.24    $    0.84    $    0.03

     Diluted earnings per share:
     Earnings before extraordinary item                             $    0.40    $    0.23    $    0.83    $    0.06
     Extraordinary item, net of tax                                 $      --    $      --    $   (0.01)   $   (0.03)
     Net earnings                                                   $    0.40    $    0.23    $    0.82    $    0.03


          See accompanying notes to consolidated financial statements

                           CENTRAL PARKING CORPORATION
                      Consolidated Statements of Cash Flows
                                    Unaudited

Dollar amounts in thousands
                                                                                                Nine Months
                                                                                               Ended June 30,
                                                                                             2000         1999
                                                                                           --------    ---------
Cash flows from operating activities:
     Net earnings before extraordinary item                                                $ 30,607    $   2,236
     Extraordinary item, net of tax                                                            (195)      (1,002)
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                       18,112       16,870
         Amortization of goodwill and non-compete                                             9,026        8,730
         Amortization of contract and lease rights, deferred rent,
           deferred financing fees and other                                                  9,274        6,793
         Equity in partnership and joint venture earnings                                    (9,105)      (3,678)
         Distributions from partnerships and joint ventures                                   3,034        3,089
         Net gains on disposition of property                                                (2,171)      (3,187)
         Deferred income taxes                                                                  658       (3,609)
         Minority interest                                                                    2,512        1,899
         Charge for Edison minority interest write-up                                            --        7,000
         Changes in operating assets and liabilities, excluding acquisitions:
              Management accounts receivable                                                 (2,535)      (9,096)
              Accounts receivable - other                                                     2,763       (7,668)
              Prepaid rent                                                                    2,166       (5,444)
              Prepaid expenses                                                                1,127       (4,158)
              Prepaid and refundable income taxes                                             5,374       (2,110)
              Other assets                                                                      457        3,515
              Accounts payable, accrued expenses, and deferred compensation                 (10,337)      (2,720)
              Management accounts payable                                                       722        6,954
              Income taxes payable                                                              915        1,174
                                                                                           --------    ---------
         Net cash provided by operating activities                                           62,404       15,588
                                                                                           --------    ---------
Cash flows from investing activities:
     Proceeds from disposition of property                                                   20,780       21,205
     Investment in notes receivable                                                             985      (12,478)
     Purchase of property, equipment, and leasehold improvements                            (49,959)     (28,799)
     Purchase of contract rights and lease rights                                              (660)     (43,436)
     Investment in / advances to partnerships, joint ventures
       and unconsolidated subsidiaries, net                                                   5,865         (865)
     Purchase of remaining interest in unconsolidated subsidiary                                 --      (20,474)
     Proceeds from maturities and calls on investments                                           80           --
     Purchase of investments, net                                                              (309)        (311)
                                                                                           --------    ---------
         Net cash used by investing activities                                              (23,218)     (85,158)
                                                                                           --------    ---------
Cash flows from financing activities:
     Dividends paid                                                                          (1,650)      (1,436)
     Net (repayments)  borrowings under revolving credit
       agreement, net of issuance costs                                                     (34,476)      96,104
     Proceeds from issuance of notes payable, net of issuance costs                          13,300      246,797
     Payment to minority interest partner                                                    (3,350)          --
     Principal repayments on notes payable and capital leases                               (15,446)    (284,757)
     Repurchase of common stock                                                             (10,268)          --
     Proceeds from issuance of common stock and
       exercise of stock options and warrants, net                                            5,148        2,879
                                                                                           --------    ---------
         Net cash (used)  provided by financing activities                                  (46,742)      59,587
                                                                                           --------    ---------
Foreign currency translation                                                                    (61)         177
                                                                                           --------    ---------
         Net decrease in cash and cash equivalents                                           (7,617)      (9,806)
Cash and cash equivalents at beginning of period                                             53,669       39,495
Cash and cash equivalents derived from Allright merger                                           --       11,249
                                                                                           --------    ---------
Cash and cash equivalents at end of period                                                 $ 46,052    $  40,938
                                                                                           ========    =========
Non-cash transactions:
     Purchase of contract and lease rights with note payable                               $ 14,250    $      --
     Reduction of investment in partnership                                                $     --    $   7,690
     Purchase of interest in LLC                                                           $     --    $  (7,690)
     Issuance of restricted stock                                                          $     36    $      60

Effects of acquisitions:
     Estimated fair value of assets acquired                                               $     --    $  20,474
     Purchase price in excess of the net assets acquired                                         --           --
     Estimated fair value of liabilities assumed                                                 --           --
     Stock issued                                                                                --           --
                                                                                           --------    ---------
     Cash paid                                                                             $     --    $  20,474
     Less cash acquired                                                                          --           --
                                                                                           --------    ---------
     Net cash paid for acquisitions                                                        $     --    $  20,474
                                                                                           ========    =========



          See accompanying notes to consolidated financial statements

                           CENTRAL PARKING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1999 (included in the Company's Annual Report on Form 10-K). Certain items have been reclassified to conform to current year presentation.

     MERGERS AND ACQUISITIONS

     Contract and Lease Rights

     The Company entered into an agreement effective June 1, 2000 to acquire certain lease and contract rights for approximately $14.3 million. The transaction was financed by the seller with a two-year obligation due in 2002. The lease rights are being amortized over 17 years, the remaining term of the lease, and the contract rights are being amortized over 3.5 years.

     Black Angus Garage

     On March 15, 2000, a limited liability company ("LLC") of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City for $19.6 million. $13.3 million of the purchase was financed with a five-year note. The remainder was financed from borrowings under the new credit facility.

     Arizona Stadium LLC

     In October 1999, the Company purchased the remaining 50% interest in Arizona Stadium LLC, a limited liability company that manages the parking activities for the Arizona stadium, for approximately $1.6 million in cash. The Company previously owned 50% of the LLC. In accordance with the partnership agreement, the Company was required to repay the outstanding note payable and incurred approximately $195 thousand of expenses, net of tax, related to early extinguishment of debt. This expense has been accounted for as an extraordinary loss.

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

     Merger costs, which are costs directly attributable to the merger and are incremental to the combined companies, are recognized when incurred. The Company has recognized a total of approximately $44.7 million of merger costs related to the merger with Allright before adjustment for the tax benefits associated with those costs. The results for the quarter ended June 30, 2000 included no merger costs.

     Edison Restructuring Agreement

     In conjunction with the Company's merger with Allright, Allright entered into a restructuring agreement whereby Allright loaned an additional $9.9 million to the limited partner and amended certain other related agreements. In addition, the parties agreed that the limited partner's capital account would be increased to $29.4 million as of the effective date of the restructuring, which coincided with the consummation date of the merger with Allright. As a result of this increase in the limited partner's capital account, the Company recorded a $7 million charge to operations concurrent with the merger. Such charge is reflected in merger costs in the accompanying consolidated financial statements of earnings for the nine months ended June 30, 1999.

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

The following tables set forth the computation of basic and diluted earnings per share:


                                                           Three Months Ended June 30,
                                        -----------------------------------------------------------------
                                                      2000                            1999
                                        -------------------------------   -------------------------------
                                          Income     Common       Per      Income     Common
                                        Available    Shares      Share    Available   Shares    Per Share
                                         ($000's)    (000's)     Amount    ($000's)   (000's)     Amount
                                        ---------    -------     ------   ---------   -------   ---------
Basic earnings per share:
Earnings before extraordinary item        $14,781     36,260     $ 0.41     $8,674     36,402     $ 0.24
Effect of dilutive stock and options:
Stock option plan and warrants                 --        201      (0.01)        --        449      (0.01)
Restricted stock plan                          --        192         --         --        173         --
Deferred stock unit plan                       --         73         --         --         34         --
Employee stock purchase plan                   --         48         --         --         20         --
                                          -------     ------     ------     ------     ------     ------
Diluted earnings per share:
Earnings before extraordinary item        $14,781     36,774     $ 0.40     $8,674     37,078     $ 0.23
                                          =======     ======     ======     ======     ======     ======



                                                           Nine Months Ended June 30,
                                        -----------------------------------------------------------------
                                                      2000                            1999
                                        -------------------------------   -------------------------------
                                          Income     Common       Per      Income     Common
                                        Available    Shares      Share    Available   Shares    Per Share
                                         ($000's)    (000's)     Amount    ($000's)   (000's)     Amount
                                        ---------    -------     ------   ---------   -------   ---------
Basic earnings per share:
Earnings before extraordinary item        $30,607     36,418     $ 0.84     $2,236     36,312     $ 0.06
Effect of dilutive stock and options:
Stock option plan and warrants                 --        204      (0.01)        --        487         --
Restricted stock plan                          --        184         --         --        173         --
Deferred stock unit plan                       --         73         --         --         28         --
Employee stock purchase plan                   --         44         --         --         38         --
                                          -------     ------     ------     ------     ------     ------
Diluted earnings per share:
Earnings before extraordinary item        $30,607     36,923     $ 0.83     $2,236     37,038     $ 0.06
                                          =======     ======     ======     ======     ======     ======

     Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holder of such restricted stock may forfeit the shares if certain employment or service requirements are not met.

     The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At June 30, 2000 and 1999, such securities were convertible into 2,000,000 shares of common stock. For the three and nine months ended June 30, 2000, options to purchase 918,027 and 991,580 shares, respectively are excluded from the diluted common shares since they are anti-dilutive. During the quarter ended June 30, 2000, the Company granted 61,250 options to purchase common stock to an employee and a director at fair value on the date of grant.

     On January 18, 2000 the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The repurchase was subsequently approved by the Company's bank lenders on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. As of August 9, 2000, the Company has repurchased 624 thousand shares for a total cost of $10.3 million.

     LONG TERM DEBT

     On March 19, 1999, the Company established a new credit facility (the "New Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The rate as of June 30, 2000 was LIBOR plus 1.125%. The Company used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright Holdings, Inc. The amount outstanding under the Company's New Credit Facility as of June 30, 2000 was $303.9 million with a weighted average interest rate of 7.9% at June 30, 2000. The New Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid.

     On February 14, 2000, the Company entered into an amendment and restatement to the New Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement also contains provisions for up front fees of $700 thousand, which are being amortized over the life of the agreement. Interest rates were not affected by this amendment.

     The Company is required under the New Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce exposure to fluctuations in interest rates. On October 27, 1999, the Company entered into a $25 million interest rate swap for a term of four years, cancelable after two years at the option of the counterparty, under which the Company will pay to the counterparty a fixed rate of 6.16%, and the counterparty will pay to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying nominal value. On March 31, 2000, and again on June 29, 2000, the Company entered into $25 million interest rate cap agreements at the rate of 8.0% per annum for a term of four years each. The Company paid a total of $528 thousand for the two $25 million cap agreements combined. The cost of the instruments is being amortized over the terms of the agreements.

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

     On March 15, 2000, a limited liability company ("LLC") of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. To fix the interest rate, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% for the five-year period. The parent company has guaranteed $1 million of the debt, which otherwise would have no recourse except to the LLC. The remainder was financed from borrowings under the new credit facility.

     The Company entered into an agreement effective June 1, 2000, to acquire certain contract and lease rights for approximately $14.3 million. The transaction was financed by the seller with a two-year obligation due June 2002 at an interest rate of 7.32% and is backed by a letter of credit in the amount of $15 million.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 16, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal use software should be capitalized and which should be expensed. The Company's adoption of SOP 98-1 did not have a material impact to the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued ("SAB 101B"), which amends the transition guidance for SAB 101. The Company must adopt the provisions of SAB 101 no later than the fourth quarter of its fiscal year ending September 30, 2001. The Company is in the process of evaluating what impact, if any, this SAB will have on the Company's revenue recognition policies.

     BUSINESS SEGMENTS

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues, costs, and other expenses by segment for the three and nine months ended June 30, 2000 and 1999, respectively.

                                                               Three Months Ended June 30, 2000
                             ----------------------------------------------------------------------------------------------
                                                                                                         GEN'L
                                ONE        TWO      THREE       FOUR       FIVE       SIX      INT'L     CORP       TOTAL
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Parking revenue              $ 19,448   $ 67,251   $  9,306   $ 32,807   $ 13,259   $ 6,860   $ 7,680   $ 3,794   $ 160,405
Management contract             4,030      6,409      2,226      4,176      3,836     1,245     1,359     2,680      25,961
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Total revenues                 23,478     73,660     11,532     36,983     17,095     8,105     9,039     6,474     186,366

Cost of parking                17,395     57,354      8,952     29,140     11,090     5,785     6,077    (2,454)    133,339
Cost of management              1,554      2,013        836      1,629      1,585       556       342       (17)      8,498
General & administrative        1,781      5,099        618      2,135      1,545       692     1,302     3,660      16,832
Goodwill                          173      2,072        112        262         96        --        --       260       2,975
Merger costs                       --         --         --         --         --        --        --        --          --
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Total costs                    20,903     66,538     10,518     33,166     14,316     7,033     7,721     1,449     161,644
Net gains (losses) on
  disposition of property           3        (34)        25       (428)    (2,604)       (5)      (11)    2,136        (918)
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Operating earnings              2,578      7,088      1,039      3,389        175     1,067     1,307     7,161      23,804
Interest income (expense) &
  dividends                       (34)    (4,998)      (121)      (581)       (87)     (125)       47      (592)     (6,491)
Minority interest                  --         --         --         --         --        --        --      (652)       (652)
Equity in partnerships and
  joint ventures                   --         --         --         --         --        --       280     6,160       6,440
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Earnings before income tax      2,544      2,090        918      2,808         88       942     1,634    12,077      23,101
Income tax                                                                                                            8,320
                                                                                                                   --------
Net earnings                                                                                                       $ 14,781
                                                                                                                   ========


                                                               Three Months Ended June 30, 1999
                             ----------------------------------------------------------------------------------------------
                                                                                                         GEN'L
                                ONE        TWO      THREE       FOUR       FIVE       SIX      INT'L     CORP       TOTAL
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Parking revenue              $ 24,067   $ 67,527   $ 10,722   $ 31,424   $ 15,323   $ 7,084   $ 7,515   $ 2,546   $ 166,208
Management contract             2,925      5,584      1,733      3,559      3,534     1,096     1,585     2,693      22,709
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Total revenues                 26,992     73,111     12,455     34,983     18,857     8,180     9,100     5,239     188,917

Cost of parking                20,217     56,119     10,511     28,038     13,686     5,558     6,457    (2,663)    137,923
Cost of management              1,188      1,934        783      1,170      1,145       470        17      (385)      6,322
General & administrative        2,393      5,341        633      2,138      1,365       598     1,213     5,774      19,455
Goodwill                          155      2,109        148        204         95        --        --       279       2,990
Merger costs                       --         --         --         --         --        --        --     2,882       2,882
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Total costs                    23,953     65,503     12,075     31,550     16,291     6,626     7,687     5,887     169,572
Net gains (losses) on
  disposition of property          28        (10)        40         --        (21)       23        --       319         379
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Operating earnings              3,067      7,598        420      3,433      2,545     1,577     1,413      (329)     19,724
Interest income (expense) &
  dividends                       (74)    (5,103)       (22)      (542)       (74)      (45)     (122)      532      (5,450)
Minority interest                  --         --         --         --         --        --        --      (856)       (856)
Equity in partnerships and
  joint ventures                   --        184         --         --         --        --       189     1,052       1,425
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Earnings before income tax      2,993      2,679        398      2,891      2,471     1,532     1,480       399      14,843
Income tax                                                                                                            6,169
                                                                                                                   --------
Net earnings                                                                                                       $  8,674
                                                                                                                   ========

                                                               Nine Months Ended June 30, 2000
                             ----------------------------------------------------------------------------------------------
                                                                                                         GEN'L
                                ONE        TWO      THREE       FOUR       FIVE       SIX      INT'L     CORP       TOTAL
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Parking revenue              $ 58,638   $205,242   $ 28,642   $ 95,094   $ 39,591   $20,119   $20,813   $ 9,478   $  477,617
Management contract            12,471     18,908      6,627     12,509     11,691     3,898     4,107     6,522       76,733
                             --------   --------   --------   --------   --------   -------   -------   -------   ----------
Total revenues                 71,109    224,150     35,269    107,603     51,282    24,017    24,920    16,000      554,350
Cost of parking                53,682    172,612     27,089     86,592     33,583    16,992    17,555    (8,067)     400,038
Cost of management              4,550      5,906      2,414      4,488      4,479     1,704        39     1,559       25,139
General & administrative        5,197     15,403      1,956      6,336      5,213     1,807     3,789    16,713       56,414
Goodwill                          507      6,416        337        791        294        --        --       681        9,026
Merger costs                       --         --         --         --         --        --        --     3,747        3,747
                             --------   --------   --------   --------   --------   -------   -------   -------   ----------
Total costs                    63,936    200,337     31,796     98,207     43,569    20,503    21,383    14,633      494,364
Net gains (losses) on
  disposition of property         153        (10)        22       (463)    (2,602)       67         3     5,001        2,171
                             --------   --------   --------   --------   --------   -------   -------   -------   ----------
Operating earnings              7,326     23,803      3,495      8,933      5,111     3,581     3,540     6,368       62,157
Interest income (expense) &
  dividends                      (143)   (15,004)      (365)    (1,734)      (254)     (200)       83    (1,648)     (19,265)
Minority interest                  --         --         --         --         --        --        --    (2,512)      (2,512)
Equity in partnerships and
  joint ventures                   --         --         --         --         --        --       888     8,217        9,105
                             --------   --------   --------   --------   --------   -------   -------   -------   ----------
Earnings before income tax and
  extraordinary items           7,183      8,799      3,130      7,199      4,857     3,381     4,511    10,425       49,485
Income tax                                                                                                            18,878

Extraordinary items, net
  of tax                                                                                                                (195)
                                                                                                                  ----------
Net earnings                                                                                                      $   30,412
                                                                                                                  ==========
Identifiable assets          $ 80,403   $419,190   $ 48,732   $ 86,415   $ 56,873   $42,140   $24,856   $302,569  $1,061,178

                                                               Nine Months Ended June 30, 1999
                             ----------------------------------------------------------------------------------------------
                                                                                                         GEN'L
                                ONE        TWO      THREE       FOUR       FIVE       SIX      INT'L     CORP       TOTAL
                             --------   --------   --------   --------   --------   -------   -------   -------   ---------
Parking revenue              $ 68,957   $195,794   $ 30,722   $ 91,093   $ 46,146   $21,200   $20,703   $ 6,514   $  481,129
Management contract             9,204     15,429      5,348     11,239     10,449     3,316     4,957     8,277       68,219
                             --------   --------   --------   --------   --------   -------   -------   -------   ----------
Total revenues                 78,161    211,223     36,070    102,332     56,595    24,516    25,660    14,791      549,348
Cost of parking                59,537    163,410     27,827     82,417     40,871    16,879    18,163    (9,495)     399,609
Cost of management              3,725      5,785      2,484      3,788      3,506     1,458        31    (2,786)      17,991
General & administrative        6,020     15,818      1,911      6,038      3,743     1,719     3,888    19,194       58,331
Goodwill                          455      6,240        295        612        285        --        --       843        8,730
Merger costs                       --         --         --         --         --        --        --    37,177       37,177
                             --------   --------   --------   --------   --------   -------   -------   -------   ----------
Total Costs                    69,737    191,253     32,517     92,855     48,405    20,056    22,082    44,933      521,838
Net gains (losses) on
  disposition of property          31        (20)        44         (4)       (31)       25         9     3,133        3,187
                             --------   --------   --------   --------   --------   -------   -------   -------   ----------
Operating earnings              8,455     19,950      3,597      9,473      8,159     4,485     3,587   (27,009)      30,697
Interest income (expense) &
  dividends                      (144)   (15,355)      (136)    (1,758)      (423)     (155)     (107)   (2,358)     (20,436)
Minority interest                  --         --         --         --         --        --        --    (1,899)      (1,899)
Equity in partnerships and
  joint ventures                   --        746         --         --         --        --       506     2,426        3,678
                             --------   --------   --------   --------   --------   -------   -------   -------   ----------
Earnings before income tax and
  extraordinary items           8,311      5,341      3,461      7,715      7,736     4,330     3,986   (28,840)      12,040
Income tax                                                                                                             9,804

Extraordinary item, net
  of tax                                                                                                              (1,002)
                                                                                                                  ----------
Net earnings                                                                                                      $    1,234
                                                                                                                  ==========
Identifiable Assets          $ 44,956   $358,584   $ 29,034   $ 60,891   $ 40,764   $15,129   $21,391   $481,168  $1,051,917

Segment One encompasses the western region of the United States, including West Texas, and Louisiana.

Segment Two encompasses the northeastern region of the United States, including New York, New Jersey, Eastern Pennsylvania, and New England.

Segment Three encompasses the southeastern region of the United States.

Segment Four encompasses parts of the southern (Parts of Mississippi and Alabama) and mid-western regions of the United States, and also includes Washington DC and upstate New York. The executive responsible for Segment Four administers parts of Canada as well.

Segment Five encompasses the inter-mountain region of the United States, including Northern Texas and parts of the Mid-west.

Segment Six encompasses Tennessee, Kentucky and parts of Alabama and Mississippi.

During the quarter ended June 30, 2000, the Company realigned certain locations among segments. All prior period segment data has been reclassified to conform to the new segment alignment.

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

     The following important factors, in addition to those discussed elsewhere in this report and in the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

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

     Parking revenues from owned properties amounted to $19.0 million and $17.5 million for the three months ended June 30, 2000 and 1999, respectively, and $55.4 million and $53.0 million for the nine months ended June 30, 2000 and 1999, respectively. Parking revenues from owned properties, as a percentage of total parking revenues, accounted for 11.8% and 10.5% for the three months and 11.6% and 11.0% for the nine months ended June 30, 2000 and 1999, respectively. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold.

Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

     Parking revenues from leased facilities amounted to $141.4 million and $148.7 million for the three months ended June 30, 2000 and 1999, respectively, and $422.2 million and $428.1 million for the nine months ended June 30, 2000 and 1999, respectively. Parking revenues from leased properties, as a percentage of total parking revenues, accounted for 88.2% and 89.5% in the three months and 88.4% and 89.0% in the nine months ended June 30, 2000 and 1999, respectively. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination thereof. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, including routine maintenance and nonstructural repairs. The Company is typically not responsible for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with renewal options.

     Management contract revenues amounted to $26.0 million and $22.7 million for the three months ended June 30, 2000 and 1999, respectively, and $76.7 million and $68.2 million for the nine months ended June 30, 2000 and 1999, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. Generally, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

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

     As of June 30, 2000, Central Parking operated 2,083 parking facilities through management contracts, leased 2,334 parking facilities, and owned 248 parking facilities, either independently or in joint venture with third parties.

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1999

     Parking revenues for the third quarter of fiscal 2000 decreased to $160.4 million from $166.2 million in the third quarter of fiscal 1999, a decrease of $5.8 million, or 3.5%. The decrease is primarily a result of a net loss in locations and to a lesser extent the change in status of certain properties from leased locations to managed locations. The result of this change in status of these properties from leased locations to managed locations decreased parking revenue by approximately $1.1 million, decreased cost of parking by approximately $0.5 million and increased management contract revenue by approximately $0.1 million. The Company experienced a net loss of 179 leased and owned locations at June 30, 2000 from the number of leased and owned locations at June 30, 1999 (191 locations added, offset by 370 locations lost). Of the locations lost, 54 properties were divested as a result of an agreement entered into with the Antitrust Division of the U.S. Department of Justice in connection with the Allright Merger, 79 locations were closed as a result of the Company's normal, ongoing performance review of its parking facilities and 34 locations were lost due to development or condemnation. Revenues from foreign operations amounted to approximately $9.0 million and $9.1 million for the quarters ended June 30, 2000 and 1999, respectively.

     Management contract revenues for the third quarter of fiscal 2000 increased to $26.0 million from $22.7 million in the same period of fiscal 1999, an increase of $3.3 million or 14.3%. The increase is due to a variety of factors, including increased management fees on existing and new locations and the net addition of 7 new locations at June 30, 2000 as compared to June 30, 1999.

     Cost of parking in the third quarter of fiscal 2000 decreased to $133.3 million from $137.9 million in the third quarter of fiscal 1999, a decrease of $4.6 million or 3.3%. This decrease was due primarily to the reduction in the number of leased and owned facilities in operation as compared to the prior year period, as previously noted, partially offset by costs associated with new locations. Cost of parking as a percentage of parking revenues was approximately 83% in both periods.

     Cost of management contracts in the third quarter of fiscal 2000 increased to $8.5 million from $6.3 million in the comparable prior year period, an increase of $2.2 million or 34.4%. Cost of management contracts as a percentage of management contract revenues increased in the third quarter of fiscal 2000 to 32.7% compared to 27.8% for the same period in the prior year. The increase in the cost of management contracts as a percentage of management contract revenue is attributable to a variety of factors, including increased health care costs and workers compensation expense.

     General and administrative expenses decreased to $16.8 million for the third quarter of fiscal 2000 from $19.5 million in the third quarter of fiscal 1999, a decrease of $2.7 million or 13.5%. This decrease is due primarily to $2.6 million in Allright merger related integration costs incurred in the third quarter of 1999. The Company did not record any significant merger related integration costs in the third quarter of fiscal 2000. Excluding the merger related integration costs recorded in the third quarter of fiscal 1999, general and administrative expenses were essentially unchanged as compared to the prior year period. General and administrative expenses, excluding merger related integrated costs totaled 9.0%, and 8.9% of total revenues for the third quarter of 2000 and 1999, respectively.

     Goodwill and non-compete amortization for both the third quarter of fiscal 2000 and the third quarter of fiscal 1999 was $3.0 million.

     The Company did not record any merger costs in the quarter ended June 30, 2000 as compared to $2.9 million in the quarter ended June 30, 1999. Management believes that merger costs to be incurred in future periods will not be material.

     Net losses on disposition of property for the three months ended June 30, 2000 amounted to $0.9 million. Such amount includes a $2.3 million gain from the sale of a limited partnership interest in a commercial real estate development. The transaction resulted from an unsolicited offer from the general partner to acquire the Company's interest in the partnership. In addition, the Company also recognized a $2.6 million impairment charge in the quarter on an owned parking facility. Such transaction to sell the facility closed early in the fourth quarter.

     Interest income decreased to $1.8 million for the third quarter of fiscal 2000 from $1.9 million in the third quarter of fiscal 1999.

     Interest expense and dividends on company-obligated mandatorily redeemable convertible securities of a subsidiary trust increased to $8.3 million for the third quarter of fiscal 2000 from $7.4 million in the third quarter of fiscal 1999, an increase of $0.9 million or 12.2%. This increase in interest expense was primarily attributable to higher interest rates on the Company's variable rate outstanding debt, as well as the addition of the Black Angus Garage note discussed in the Notes to Consolidated Financial Statements. The weighted average balance outstanding under such credit facilities and convertible securities was $454.9 million during the quarter ended June 30, 2000, at a weighted average interest rate of 6.9% compared to $460.1 million during the quarter ended June 30, 1999 at an average interest rate of 6.0%.

     Equity in partnership and joint venture earnings increased to $6.4 million for the third quarter of fiscal 2000 from $1.4 million in the third quarter of fiscal 1999. The $5.0 million increase is attributable to a gain on the sale of a property recognized by a partnership in which the Company was a limited partner. Such transaction resulted from the general partner's decision to sell the property as allowed by the partnership agreement.

     Income taxes before extraordinary item increased to $8.3 million for the third quarter of fiscal 2000 from $6.2 million in the third quarter of fiscal 1999, an increase of $2.1 million. The effective tax rate for the third quarter of fiscal 2000 was 36.0% compared to 41.6% for the comparable prior year period. The decrease in the effective tax rate is attributable primarily to a one-time benefit of $0.9 million generated by the reduction of certain state net operating loss valuation allowances that had been established by Allright. Management believes that it will be able to utilize these net operating losses to offset future income before their statutory expiration dates as a result of various planning strategies the Company implemented during the third quarter.

     The effective tax rate is expected to normalize at 40% for the fourth quarter of fiscal 2000.

     NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

     Parking revenues for the nine months ended June 30, 2000 decreased to $477.6 million from $481.1 million in the same period of fiscal 1999, a decrease of $3.5 million or 0.7%. The decrease is primarily a result of a net loss in locations, and to a lesser extent, a change in status of certain properties from leased locations to managed locations. The result of this change in status decreased parking revenue by approximately $2.9 million, decreased cost of parking by approximately $1.4 million and increased management contract revenue by approximately $.2 million. Of the locations lost, 54 properties were divested as a result of an agreement entered into with the Antitrust Division of the U.S. Department of Justice, 79 locations were closed as a result of the Company's normal, ongoing performance review of it's parking facilities and 34 locations were lost due to development or condemnation. Revenues from foreign operations amounted to approximately $24.9 million and $25.7 million for the nine months ended June 30, 2000 and 1999, respectively.

     Management contract revenues for the nine months ended June 30, 2000 increased to $76.7 million from $68.2 million in the same period of fiscal 1999, an increase of $8.5 million or 12.5%. The increase is due to a variety of factors, including increased management fees on existing locations and the net addition of 7 new locations at June 30, 2000 as compared to June 30, 1999.

     Cost of parking in the first nine months of 2000 increased slightly to $400.0 million from $399.6 million in the same period of 1999. Rent expense, which comprises approximately 60.3% of the cost of parking category, was $241.2 million for the first nine months of fiscal 2000 as compared to $240.8 million during the comparable prior year period. Payroll expense, which comprises approximately 22.2% of the cost of parking category, was $88.8 million during the current year period as compared to $89.1 million during the prior year. Cost of parking as a percentage of parking revenues increased to 83.8% from 83.1% due to the inability to adjust fixed expenses to match the slightly lower revenues recorded during the first nine months of fiscal 2000.

     Cost of management contracts in the first nine months of 2000 increased to $25.1 million from $18.0 million in the same period of 1999, an increase of $7.1 million or 39.7%. Cost of management contracts as a percentage of management contract revenue increased to 32.8% for the first nine months of fiscal 2000 from 26.4% for the same period in 1999. The increase in the cost of management contracts as a percentage of management contract revenue can be attributed to a variety of factors, including increased health care costs and workers compensation expense.

     General and administrative expenses decreased to $56.4 million for the first nine months of fiscal 2000 from $58.3 million in the same period of 1999, a decrease of $1.9 million or 3.3%. Excluding merger related integration costs of $6.9 million in the current year and $2.6 million in the prior year, general and administrative expenses were $49.5 million in the first nine months of fiscal 2000 as compared to $55.7 million during the comparable prior year period. The decline is a result of synergies created in various expense categories resulting from the Allright merger including but not limited to reductions in payroll, supplies, and travel and entertainment expenses. General and administrative expenses, excluding merger related integration costs, totaled 8.9%, and 10.1% of total revenues for the nine months ended June 30, 2000 and 1999, respectively.

     Goodwill and non-compete amortization for the nine months ended June 30, 2000 increased to $9.0 million from $8.7 million in the same period of fiscal 1999, an increase of $0.3 million or 3.4%.

     The Company incurred $3.7 million of merger costs on a pretax basis during the nine months ended June 30, 2000. Merger costs included approximately $1.3 million of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance and $1.3 million in travel, supplies, printing and other out of pocket expenses. The costs, which are directly attributable to the merger and are incremental to the combined companies, are recognized when incurred. During the comparable prior year period the Company incurred $37.2 million of merger costs.

     Net gains on disposition of property for the nine months ended June 30, 2000 amounted to $2.2 million. Such amount includes a $2.3 million gain from the sale of a limited partnership interest in a commercial real estate development as previously discussed, a gain of $1.1 million resulting from the disposal of two parking lots due to a governmental condemnation proceeding, $0.8 million in net gains resulting from divestitures required by a settlement agreement with the Anti-trust Division of the United States Department of Justice as a result of the Allright merger, and $1.0 million in gains from property sales resulting from pre-existing contractual buy / sell provisions. These gains were offset by a $2.6 million impairment charge in the quarter ended June 30, 2000 on an owned parking facility. The Company entered into a contract to sell such facility, which closed early in the fourth quarter.

     Interest income increased to $5.2 million for the nine months ended June 30, 2000 from $4.8 million in the same period of fiscal 1999, an increase of $400 thousand, or 7.8%. The increase in interest income is a result of notes receivable added during the nine months ended June 30, 2000.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $24.5 million for the first nine months of fiscal 2000 from $25.3 million in the same period of fiscal 1999, a decrease of $0.8 million or 3.2%. This decrease in interest expense was primarily attributable to lower interest rates on the Company's overall outstanding debt as a result of refinancing the Allright debt with the New Credit Facility. The weighted average balance outstanding under such credit facilities and convertible securities was $463.2 million for the nine months ended June 30, 2000, at a weighted average interest rate of 6.7% compared to $429.2 million for the same period ended June 30, 1999 at an average interest rate of 7.5%.

     Equity in partnership and joint venture earnings increased to $9.1 million for the first nine months of fiscal 2000 as compared to $3.7 million during the comparable prior year period. The $5.0 million increase is attributable to a gain on the sale of a property recognized by a partnership in which the Company was a limited partner. Such transaction resulted from the general partner's decision to sell the property as allowed by the partnership agreement.

     Income taxes, excluding extraordinary item, increased to $18.9 million for the nine months ended June 30, 2000 from $9.8 million in the first nine months of 1999, an increase of $9.1 million or 92.9%. During the nine months ended June 30, 1999, the Company recorded lower earnings before income taxes due in part to the merger costs discussed above. The effective tax rate for the first nine months of fiscal 2000 was 38.1%. During the third quarter of fiscal 2000 the Company realized a one-time benefit of $0.9 million attributable to the reduction of certain state net operating loss valuation allowances as previously discussed.

     LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the nine months ended June 30, 2000 provided net cash of $62.4 million, compared to $15.6 million provided for the same period in 1999. The net increase in cash provided by operating activities of $46.8 million is primarily the result of increases in net income before extraordinary item of $28.4 million and a net decrease in working capital of $20.2 million. Net earnings before extraordinary item of $30.6 million, depreciation and amortization of $36.4 million, and decreases in prepaid and refundable income tax of $5.4 million account for the majority of cash provided by operating activities during the nine months ended June 30, 2000. These sources of cash are partially offset by increases in management accounts receivable of $2.5 million and decreases in accounts payable, accrued expenses, and deferred compensation of $10.3 million during that period. During the nine months ended June 30, 1999, net income before extraordinary item of $2.2 million, increases in management accounts and other receivables of $16.8 million, increases in prepaid taxes, rent and other expenses of $11.7 million, partially offset by depreciation and amortization expenses of $32.4 million, increases in management accounts payable of $7.0 million and a non-cash charge related to the Edison minority interest of $7.0 million account for the majority of cash provided by operations.

     Investing activities for the nine months ended June 30, 2000 used net cash of $23.2 million, compared to $85.2 million used for the same period in 1999. Purchase of property, equipment, leasehold improvements, and contract rights of $50.6 million partially offset by proceeds from disposals of property of $20.8 million account for the majority of cash used by investing activities during the first nine months of fiscal 2000. Purchase of property, equipment, leasehold improvements, and contract rights of $72.2 million and investment in notes receivable of $12.5 million, partially offset by proceeds from sales and divestitures of property and equipment of $21.2 million account for the majority of the cash used by investing activities in the first nine months of fiscal 1999.

     Financing activities for the nine months ended June 30, 2000 used net cash of $46.7 million, compared to cash provided of $59.6 million in the same period in 1999. Net payments under the revolving credit agreement of $34.5 million, repurchase of common stock of $10.3 million, and minority interest payments of $3.3 million, partially offset by proceeds from issuance of common stock and exercise of warrants of $5.1 million and proceeds from issuance of notes payable of $13.3 million during the nine months ended June 30, 2000, account for the majority of the net cash used by financing activities. Proceeds from issuance of notes payable of $246.8 million and net borrowings under the revolving credit agreement of $96.1 million, partially offset by principal repayments on notes payable of $284.8 million account for the majority of the net cash provided by financing activities during the nine months ended June 30, 1999.

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

     If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the existing credit facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Report on Form 10-K for the year ended September 30, 1999, provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Central Parking common stock. Until certain shareholders of Central Parking have received at least $350 million from the sale of Central Parking common stock in either registered offerings or otherwise, Central Parking cannot sell any shares of its common stock on its own behalf, subject to certain exceptions. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions. The current market value of Central Parking common stock also could have an impact on Central Parking's ability to complete significant acquisitions or raise additional capital.

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

     New Credit Facility

     On March 19, 1999, Central Parking established a new credit facility providing for an aggregate of up to $400 million (the "New Credit Facility") consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million commencing June 30, 2000 and continuing until the loan is repaid. The New Credit Facility bears interest at LIBOR plus a grid based margin dependent upon the Company achieving certain financial ratios. The rate as of June 30, 2000 was LIBOR plus 1.125%. The New Credit Facility contains certain covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. Central Parking used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright Holdings, Inc.

The weighted average amount outstanding under the Company's New Credit Facility for the nine months ended June 30, 2000 is $329.3 million, with a weighted average interest rate of 7.2%. The New Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company would recognize all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In July 1999, SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB No. 133, An Amendment of FASB Statement No. 133" was issued deferring the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard. The Company is in the process of evaluating the impact these pronouncements will have on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 16, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal use software should be capitalized and which should be expensed. The Company's adoption of SOP 98-1 did not have a material impact to the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. In June 2000, the Securities and Exchange Commission issued ("SAB 101B"), which amends the transition guidance for SAB 101. The Company must adopt the provisions of SAB101 no later than the fourth quarter of its fiscal year ending September 30, 2001. The Company is in the process of evaluating what impact, if any, this SAB will have on the Company's revenue recognition policies.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rates

         The Company's primary exposure to market risk consists of changes in interest rates on borrowings. At June 30, 2000, the Company's current portion of long-term debt was $55.9 million, long-term debt including capital leases and notes payable was $292.7 million. Of this amount, $25 million is subject to a fixed interest rate swap, $50 million is subject to an interest rate cap of 8.0%, and $278.9 million is variable rate debt, which is subject to a pricing grid. $187.5 million of the debt is payable in quarterly installments of $12.5 million beginning in June 2000 through March 2004 and $116.4 million of the debt is a revolving credit loan due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will attempt to renew the revolving credit facility. Generally, fixed rate long-term debt is used to finance single purpose purchases over a fixed period of time.

         As of June 30, 2000 the Company's variable rate debt is priced at LIBOR plus 112.5 basis points. For each 100 basis point increase or decrease in LIBOR the Company would incur increased or decreased interest expense of approximately $2.8 million per year.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In connection with the merger of Allright Holdings, Inc. with a subsidiary of the Company, the Antitrust Division of the United States Department of Justice (the "Antitrust Division") filed a complaint in U.S. District Court for the District of Columbia seeking to enjoin the merger on antitrust grounds. In addition, the Company received notices from several states, including Tennessee, Texas, Illinois, and Maryland, that the attorneys general of those states were reviewing the merger from an antitrust perspective. Several of these states also requested certain information relating to the merger and the operations of Central and Allright in the form of civil investigative demands.

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

          (b) Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company's 10-Q for the quarter ended June 30, 1999).

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

10.15 Amended and Restated Credit Agreement dated as of February 14, 2000 by and among various banks, with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to the Company's report on form 10-Q for the quarter ended March 31, 2000)

10.19 Consultancy Agreement dated as of January 21, 1997 between Central Parking System, Inc. and Lowell Harwood (Incorporated by reference to Exhibit (c)(4) to the Company's Tender Offer Statement on Schedule 14D-1 filed December 13, 1996).

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

27       Financial Data Schedule (EDGAR Filing Only)

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CENTRAL PARKING CORPORATION



Date:    August 10, 2000            By: /s/ James J. Hagan
     -------------------                ----------------------------------------
                                        James J. Hagan
                                        Sr. Vice President and Chief Financial
                                        Officer (Chief Accounting Officer)