Form 10-K405
period 2000-09-30
CENTRAL PARKING CORP
filed 2000-12-22
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended September 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to

                        COMMISSION FILE NUMBER 001-13950

                           CENTRAL PARKING CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           TENNESSEE                                        62-1052916
--------------------------------                     -----------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

        2401 21ST AVENUE SOUTH,
    SUITE 200, NASHVILLE, TENNESSEE                          37212
------------------------------------------               ----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on December 19, 2000 was $212,500,895. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

               CLASS                       OUTSTANDING AT DECEMBER 19, 2000
-----------------------------              --------------------------------
Common Stock, $0.01 par value                        36,154,375

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on February 15, 2001 are incorporated by reference into Part III, items 10, 11, 12 and 13 of this Form 10-K.

                                    CONTENTS:

Item 1.      Business                                                                                      3
Item 2.      Properties                                                                                   10
Item 3.      Legal Proceedings                                                                            12
Item 4.      Submission of Matters to a Vote of Security-Holders                                          12
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters                        13
Item 6.      Selected Consolidated Financial Data                                                         13
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations        15
Item 7.A     Quantitative and Qualitative Disclosure About Market Risk                                    27
Item 8.      Financial Statements and Supplementary Data                                                  28
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         57
Item 10.     Directors and Executive Officers                                                             57
Item 11.     Executive Compensation                                                                       57
Item 12.     Security Ownership of Certain Beneficial Owners and Management                               57
Item 13.     Certain Relationships and Related Transactions                                               57
Item 14.     Exhibits and Reports on Form 8-K                                                             57

Signatures                                                                                                58

Accountants' Consent

PART I

ITEM 1. BUSINESS

GENERAL

         Central Parking Corporation ("Central Parking" or the "Company") is a leading provider of parking services. As of September 30, 2000 Central Parking operated 4,454 parking facilities containing approximately 1,592,360 spaces in 39 states, the District of Columbia, Puerto Rico, Canada, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Mexico, and Chile.

         Central Parking operates multi-level parking facilities and surface lots. It also provides parking consulting, shuttle, valet, parking meter enforcement, and billing and collection services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. As of September 30, 2000, Central Parking operated 2,025 parking facilities under management contracts and 2,190 parking facilities under leases. In addition, the Company owned 239 parking facilities either independently or through joint ventures.

PARKING INDUSTRY

         The commercial parking services business is very fragmented, consisting of a few national companies and approximately 1,000 small privately held local and regional operators. Central Parking believes that it has the opportunity to consolidate portions of this fragmented, localized industry by using its competitive advantage with regard to scale, financial strength, technology, controls, and professionalism. For the same reasons, Central Parking believes that it is well positioned to be selected by municipal and other governmental entities to operate their parking facilities and provide parking-related services as such entities consider outsourcing and privatization.

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

         INCREASE MARKET PRESENCE

         Central Parking continually seeks to establish and increase its operations in new and existing markets through take-aways of competitors' contracts, obtaining new management and lease contracts, entering into joint venture arrangements, and selective purchases of parking facilities. Management believes that Central Parking's relative size, financial strength and systems, and automation capabilities give it a competitive advantage in winning new business and make it an attractive partner for joint venture and other opportunities. In addition, Central Parking believes that its performance-based compensation system, which is designed to reward managers for increasing the profitability of their respective areas of responsibility, has been a key contributor to Central Parking's growth.

         PURSUE STRATEGIC ACQUISITIONS

         Central Parking intends to continue to pursue acquisition opportunities. Central Parking's acquisition strategy is to focus on opportunities that enable Central Parking to (i) become a stronger, more efficient provider in selected markets, (ii) generate significant economies of scale and cost savings, and (iii) increase cash flow. Cost savings typically result from the elimination of duplicative management functions as well as from efficiencies resulting from implementing Central Parking's systems and professional management techniques.

         EXPAND INTERNATIONAL OPERATIONS

         Management believes that there are significant international growth opportunities, particularly for well-capitalized companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. Central Parking typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities, both of which allow Central Parking to enter foreign markets with reduced operating and investment risk. Central Parking currently has operations in the United Kingdom, Germany, Poland, Canada, Mexico, Spain, Chile, and the Republic of Ireland. Central Parking believes there are significant expansion opportunities in these countries as well as other countries.

OPERATING STRATEGY

         Central Parking's primary objective is to increase the revenues and profitability of its parking facilities through a variety of operating strategies, including the following:

         MAINTAIN STRICT COST MANAGEMENT AND CASH CONTROL

         In order to provide competitively priced services, the Company must contain costs. Managers are trained to analyze staffing and cost control issues, and each facility is carefully tracked on a monthly basis to determine whether financial results are within budgeted ranges. Because of the substantial performance-based components of their compensation, managers are continuously motivated to contain the costs of their operations. Strict cash control also is critical to Central Parking and its clients. Central Parking's cash control procedures are based on a ticketing system supervised by high level managers and include on-site spot checks, multiple daily cash deposits, local audit functions and managerial oversight and review. It is Central Parking policy that all tickets and gate counts are reconciled daily against cash collected.

         EMPHASIZE SALES AND MARKETING EFFORTS

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

         LEVERAGE ESTABLISHED MARKET PRESENCE AND CORPORATE INFRASTRUCTURE

         Central Parking has an established presence in multiple markets, representing platforms from which it can build. Because of the relatively fixed nature of corporate overhead and the resources that can be shared in specific markets, Central Parking has the opportunity to increase its profit margins as it grows its presence in established markets. General and administrative expenses were 10.6%, 10.6%, and 9.8% of total revenues in fiscal 1998, 1999, and 2000, respectively.

         EMPOWER LOCAL MANAGERS; PROVIDE CORPORATE SUPPORT

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

         The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. See Note 18 to Consolidated Financial Statements for financial information regarding the Company's business segments.

         UTILIZE PERFORMANCE-BASED COMPENSATION

         Central Parking's performance-based compensation system rewards managers at the general manager level and above for the profitability of their respective areas of responsibility. Each person participating in the incentive program generally receives a substantial portion of his or her compensation from this performance-based compensation system.

         MAINTAIN WELL-DEFINED PROFESSIONAL MANAGEMENT ORGANIZATION

         In order to ensure professionalism and consistency in Central Parking's operations, to provide a career path opportunity for its managers, and to achieve a balance between autonomy and accountability, Central Parking has established a highly structured management organization. Organized into six levels, Central Parking has approximately 780 managers at September 30, 2000.

         Central Parking recruits primarily college graduates or people with previous parking services or hospitality industry experience, and requires that they complete a formal training program. Management believes that Central Parking's training program is a significant factor in Central Parking's success. New managers are assigned to a particular facility where they are supervised as they manage one to five employees. The management trainee program lasts approximately one year and teaches a wide variety of skills, including organizational skills, basic management techniques, and basic accounting. Upon successful completion of this stage of the program, management trainees are promoted to facility manager in charge of a particular parking facility. As facility managers, they report up through the hierarchical structure of managers. As managers develop and gain experience, they have the opportunity to assume expanded responsibility, to be promoted to higher management levels and to increase the performance-based component of their compensation. This well-defined structure provides a career path that is designed to be an attractive opportunity for prospective new hires. In addition, management believes the training and advancement program has enabled Central Parking to instill a high level of professionalism in its employees. A final important benefit of Central Parking's organizational structure is that it has allowed Central Parking to balance localized autonomy with accountability and centralized support and control.

         AUTOMATE FACILITIES

         Management believes that the Company's application of technology to its operations represents a competitive advantage over smaller operators with more limited resources. Central Parking has implemented computerized card tracking and accounting systems in certain of its facilities and is experimenting with a variety of automated settlement systems.

         STRATEGICALLY EXPAND SERVICE OFFERINGS

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

         FOCUS ON RETENTION OF PATRONS

         In order for the Company to succeed, its parking patrons must have a positive experience at Company facilities. Accordingly, the Company stresses the importance of having well lit, clean facilities and cordial employees. Each facility manager has primary responsibility for the environment at the facility, and is evaluated on his or her ability to retain parking patrons. The Company also monitors customer satisfaction through customer surveys and "mystery parker" programs.

         MAINTAIN DISCIPLINED FACILITY SITE SELECTION ANALYSIS

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

         The Company seeks to distinguish itself from its competitors by combining a reputation for professional integrity and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company's clients include some of the nation's largest owners and developers of mixed-use projects, major office building complexes, sports stadiums, hotels, and toll roads. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), the Prudential Center (Boston), Cinergy Field (Cincinnati), Turner Field (Atlanta), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Equity Office Properties, TrizechHahn, Jones Lang LaSalle, Simon Property Group, and Crescent Real Estate. None of these clients accounted for more than 5% of the Company's total revenues for fiscal year 2000.

ACQUISITIONS

         The Company's acquisition strategy focuses primarily on acquisitions that will enable Central Parking to become a more efficient and cost-effective provider in selected markets. Central Parking believes it can recognize economies of scale by making acquisitions in markets where the Company already has a presence, which allows Central Parking to reduce the overhead cost of the acquired company by consolidating its management with that of Central Parking. In addition, Central Parking seeks acquisitions in attractive new markets. Management believes acquisitions are an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel. Central Parking also believes it generally can improve acquired operations by applying its operating strategies and professional management techniques. The Company's acquisitions over the last three years, all of which were accounted for under the purchase method of accounting, are as follows: Diplomat Parking Corporation ("Diplomat") in October 1997; National Garages, Inc. ("National") in December 1997; Kinney System Holding Corp. ("Kinney") in February 1998; Central Parking System of Louisiana, Inc. ("CPS - Louisiana") in March 1998; Turner Parking System, Inc. ("Turner") in April 1998; Sterling Parking, Inc. ("Sterling") in July 1998; Allied Parking ("Allied") in October 1998, November 1998 and April 1999; Sacramento Parking Group in July 1999; and Arizona Stadium LLC in October 1999. For additional information regarding recent acquisitions, please see Note 2 of the Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

MERGER WITH ALLRIGHT

         On March 19, 1999, the Company completed a merger with Allright Holdings, Inc. ("Allright"), one of the largest parking services companies in the United States with revenues of approximately $217.2 million for the fiscal year ended June 30, 1998. As of September 30, 1998, Allright operated approximately 2,315 facilities containing approximately 550,000 parking spaces, including 72 facilities in Canada containing approximately 30,000 parking spaces. As of September 30, 1998, Allright, directly or indirectly, owned 195 facilities, leased 1,473 facilities, and operated 647 facilities through management contracts. The merger added new market presence in 25 cities and expanded market presence in approximately 70 cities.

         Under the merger, approximately 7.0 million shares of Company common stock, and approximately 0.5 million options and warrants to purchase such Company common stock were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. See Note 2 to the Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the merger with Allright.

         In connection with the Allright merger, the Antitrust Division of the United States Department of Justice (the "Antitrust Division") filed a complaint in U.S. District Court for the District of Columbia seeking to enjoin the merger on antitrust grounds. Central Parking and Allright entered into a settlement agreement with the Antitrust Division on March 16, 1999, under which Central and Allright agreed to divest a total of 74 parking facilities in 18 cities, representing approximately 18,000 parking spaces. See "Legal Proceedings" for additional information regarding the settlement agreement entered into with the Antitrust Division.

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

         LOCAL

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

         NATIONAL

         At the national level, Central Parking's marketing efforts are undertaken primarily by upper-level management, which targets developers, governmental entities, the hospitality industry, mixed-use projects, and medical facilities. These efforts are directed at operations that generally have national name recognition, substantial demand for parking related services, and the potential for nationwide growth. For example, Central Parking's current clients include, among other national real estate companies and hotel chains, the Rouse Company, Faison Associates, Equity Office Properties, May Department Stores, Crescent Real Estate, TrizecHahn, Jones Lang LaSalle, Westin Hotels, and Hyatt Hotels. Management believes that providing high-quality, efficient services to such companies will lead to additional opportunities as those clients continue to expand their operations. Management believes outsourcing by parking facility owners will continue to be a source for additional facilities, and management believes the Company's global presence, experience and reputation with large real estate asset managers give it a competitive advantage in this area.

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

         Operations in London began in 1991 with a single consulting agreement and, as of September 30, 2000, have grown to 224 facilities in the United Kingdom including two terminals at Heathrow International Airport and parking meter enforcement and ticketing services for eight local governments that have privatized these services. Central Parking began expansion into Mexico in July 1994 by forming a joint venture with Fondo Opcion, an established Mexican developer, and as of September 30, 2000, operates 92 facilities in Mexico. Central Parking also operates 89 facilities in Canada, three facilities in Spain, one in Poland (opened November 1999) and two in Chile. The Company also operates on-street parking services in the United Kingdom, Germany and the Republic of Ireland. In 1996, Central Parking acquired a 50% equity interest in a joint venture, which presently operates twelve facilities in Germany. In order to manage its international expansion, the Company has allocated responsibilities for international operations to an executive vice president.

OPERATING ARRANGEMENTS

         Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

                                               SEPTEMBER 30,
                                -------------------------------------------
                                    1998            1999             2000
                                ----------     ------------     -----------

         Managed                     1,937            2,096           2,025
         Leased                      2,565            2,455           2,190
         Owned                         261              259             239
                                ----------     ------------     -----------
         Total                       4,763            4,810           4,454
                                ==========     ============     ===========

         The general terms and benefits of these types of arrangements are discussed below. Financial information regarding these types of agreements is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         MANAGEMENT CONTRACTS

         Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. With respect to insurance, the Company's clients have the option of obtaining insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company's size and claims experience, management believes it can purchase such insurance at lower rates than the Company's clients can generally obtain on their own. Accordingly, Central Parking historically has generated profits on the insurance provided under its management contracts.

         LEASES

         The Company's rent under leases is generally a fixed annual amount, a percentage of gross revenues, or a combination. Leased facilities generally require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical, or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with a renewal term, and provide for a contractually established payment to the facility owner regardless of the operating earnings of the parking facility.

         FEE OWNERSHIP

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

         JOINT VENTURES

         The Company seeks joint venture partners who are established local or regional developers pursuing financing alternatives for development projects. Joint ventures typically involve a development where the parking facility is a part of a larger multi-use project, allowing the Company's joint venture partners to benefit from a capital infusion to the project. Joint ventures offer the revenue growth potential of ownership with a partial reduction in capital requirements. The Company has interests in joint ventures that own or operate parking facilities located throughout the United States as well as Mexico, Germany, Poland and Chile.

         DBE PARTNERSHIPS

         Central Parking is a party to a number of disadvantaged business enterprise partnerships. These are generally partnerships formed by Central Parking and a disadvantaged businessperson to manage a facility. Central Parking generally owns 60% to 70% of the partnership interests in each partnership and typically receives management fees before partnership distributions are made to the partners.

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

SEASONALITY

         The Company's business is subject to a modest amount of seasonality. Historically, the Company's results have been strongest during the quarters that end on December 31, and June 30. The Company attributes the relative weakness of the quarters that end on March 31, and September 30 to, amongst other factors, winter weather and summer vacations. There can be no assurance that this trend will continue in future years. For further discussion of this issue see Management's Discussion and Analysis--Quarterly Results.

INSURANCE

         The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company also purchases group health insurance with respect to full-time Company employees, whether such persons are employed at owned, leased, or managed facilities and purchases workers' compensation insurance for all employees. The Company's various insurance policies have deductibles that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. Because of the size of the operations covered, the Company purchases these policies at prices that, management believes, represent a discount to the prices that would be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its customers for insurance at rates it believes approximate market rates based upon its review of the applicable market. In each case, the Company's clients have the option of purchasing their own policies, provided the Company is named as an additional insured; however, because the Company's fees for insurance are generally competitive with market rates, many of the Company's clients historically have chosen to purchase such insurance through the Company. A reduction in the number of clients that purchase insurance through the Company, however, could have a material adverse effect on the operating earnings of the Company. In addition, a material increase in insurance costs due to increased claims experienced by the Company could adversely affect the profit associated with insurance charges pursuant to management contracts and could have a material adverse effect on the operating earnings of the Company.

REGULATION

         The Company's business is subject to various federal, state and local laws and regulations, and both municipal and state authorities sometimes directly regulate parking facilities. The facilities in New York City are, for example, subject to certain governmental restrictions concerning numbers of cars, pricing, and certain prohibited practices. The Company is also affected by laws and regulations (such as zoning ordinances) that are common to any business that owns real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees. In addition, several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit, including, for example, a Los Angeles, California law prohibiting employers from reimbursing employee-parking expenses. Laws and regulations that reduce the number of vehicles being driven or that restrict pricing could adversely impact the Company's business.

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

EMPLOYEES

         As of September 30, 2000, the Company employed approximately 19,500 individuals, including 16,500 full-time and 3,000 part-time employees. Approximately 5,340 U.S. employees are represented by labor unions. Various union locals represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company's employees are represented by labor unions are Washington, D.C., Miami, Philadelphia, San Francisco, Des Moines, Jersey City, Newark, Atlantic City, Pittsburgh, White Plains, San Juan, Puerto Rico, and Chicago. The Company frequently is engaged in collective bargaining negotiations with various union locals but has not experienced any labor strikes. Management believes that the Company's employee relations are good.

SERVICE MARKS AND TRADEMARKS

         The Company has registered the names CPC, Central Parking System and Central Parking Corporation, and its logo with the United States Patent Office and has the right to use them throughout the United States except in the Chicago and Atlantic City areas where two other companies have the exclusive right to use the name "Central Parking." The Company also owns registered trademarks for Square Industries, Kinney System, Allied Parking and Allright Parking and operates various parking locations under those names. The Company uses the name "Chicago Parking System" in Chicago and "CPS Parking" in Seattle and Milwaukee. The Company has registered the name "Control Plus" and its symbol in London and has registered that name and symbol in association with its on street parking activities in Richmond, Virginia. The Company has registered, or intends to register, its name and logo in various international locations where it does business.

FOREIGN AND DOMESTIC OPERATIONS

         For information about the Company's foreign and domestic operations refer to Note 18 of the Consolidated Financial Statements.

ITEM 2. PROPERTIES

         The Company's facilities, as of September 30, 2000, are organized into 7 segments which are subdivided into 17 regions. 16 regions are in North America of which 15 are in the United States and Canada and 1 is in Mexico. One region is comprised of the United Kingdom and Continental Europe. Each region is supervised by a regional manager who reports directly to one of the senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company's operations in a particular city. The following table summarizes certain information regarding the Company's facilities as of September 30, 2000.



                                                                                                                 PERCENTAGE
                                                              NUMBER OF                                 TOTAL        OF
       DIVISION                         CITIES                LOCATIONS   MANAGED   LEASED     OWNED   SPACES   TOTAL SPACES
       --------                         ------                ---------   -------   ------     -----   ------   ------------

DIVISION 1

South Texas, Louisiana       Austin, Baton Rouge, Beaumont
                             Corpus Christi, El Paso, Houston,
                             Lake Charles, New Orleans, San
                             Antonio                             374        131       209       34      133,811       8.4%
Western                      Las Vegas, Los Angeles, Orange
                             County, Phoenix, San Diego          203         95       104        4       82,629       5.2
Northwest                    Oakland, Reno, Sacramento, Salt
                             Lake City, San Francisco, Seattle   186        100        84        2       42,848       2.7
                                                              ------     ------    ------    -----  -----------   -------
                             TOTAL DIVISION 1                    763        326       397       40      259,288      16.3
                                                              ------     ------    ------    -----  -----------   -------

DIVISION 2

New York, New Jersey         New York City, Jersey City,
                             Stamford                            444        214       219       11      172,468      10.8
New England                  Boston, Hartford, Manchester,
                             Providence                          169         63        98        8       81,823       5.1
Eastern Pennsylvania         Philadelphia                         87         27        55        5       53,537       3.4
                                                              ------     ------    ------    -----  -----------   -------
                             TOTAL DIVISION 2                    700        304       372       24      307,828      19.3
                                                              ------     ------    ------    -----  -----------   -------

DIVISION 3

Florida                      Jacksonville, Miami, Orlando,
                             Tampa, West Palm Beach              263        121       137        5       97,036       6.1
Southeast                    Atlanta, Charleston (SC),
                             Charlotte, Columbia, Savannah,
                             Wilmington, Winston-Salem           171         83        75       13       88,242       5.5
                                                              ------     ------    ------    -----  -----------   -------
                             TOTAL DIVISION 3                    434        204       212       18      185,278      11.6
                                                              ------     ------    ------    -----  -----------   -------

DIVISION 4

Mid-Atlantic                 Baltimore, Newport News,
                             Richmond, Washington, D.C.          340        173       157       10      105,590       6.7
Indiana, Ohio, West          Charleston (WV), Cincinnati,
Virginia, Virginia           Columbus, Dayton, Indianapolis,
                             Roanoke                             226         86       115       25       82,928       5.2
Upstate New York,            Binghamton, Buffalo, Cleveland,
                             Holyoke, Montpelier, Rochester,
                             Scranton, Syracuse, Wilkes-Barre    180         74        92       14       62,477       3.9
Chicago, Pittsburgh          Chicago, Pittsburgh                 118         24        79       15       28,533       1.8
Cleveland                                                     ------     ------    ------    -----  -----------   -------
                             TOTAL DIVISION 4                    864        357       443       64      279,528      17.6
                                                              ------     ------    ------    -----  -----------   -------

DIVISION 5

North Texas, Memphis         Dallas, Ft. Worth, Little Rock,
                             Memphis, Peoria, Shreveport,
                             Springfield                         397        193       183       21       98,619       6.2
Arkansas, Illinois
Rockies, MO, OK, NM          Albuquerque, Denver, Kansas
                             City, Oklahoma City, St. Louis,
                             Tulsa                               320        147       142       31       99,142       6.2
Upper Midwest                Ann Arbor, Birmingham (MI), Des
                             Moines, Detroit, Milwaukee,
                             Minneapolis, Omaha, Pontiac         176        100        69        7       72,480       4.6
                                                              ------     ------    ------    -----  -----------   -------
                             TOTAL DIVISION 5                    893        440       394       59      270,241      17.0
                                                              ------     ------    ------    -----  -----------   -------

DIVISION 6

Mid-South                    Birmingham (AL), Chattanooga,
                             Jackson, Knoxville, Lexington,
                             Louisville, Nashville, Mobile       341        113       196       32       93,926       5.9
Puerto Rico                  San Juan                             32         20        12       --       13,949       0.9
                                                              ------     ------    ------    -----  -----------   -------
                             TOTAL DIVISION 6                    373        133       208       32      107,875       6.8
                                                              ------     ------    ------    -----  -----------   -------
INTERNATIONAL                Canada, Chile, Germany, Ireland,
                             Mexico, Poland, Spain, UK           427        261       164        2      182,322      11.4
                                                              ------     ------    ------    -----  -----------   -------
TOTAL                                                          4,454      2,025     2,190      239    1,592,360     100.0%
                                                              ======     ======     =====    =====  ===========   =======


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Registrant's Common Stock is listed on the NYSE under the symbol "CPC." The following table sets forth, for the periods indicated, the high and low sales prices for the Company Common Stock as reported by the NYSE.

                                                            HIGH        LOW
                                                            ----        ---

FISCAL 1999

First Quarter.........................................    $50.13     $25.44
Second Quarter........................................     37.25      29.00
Third Quarter.........................................     36.25      27.00
Fourth Quarter........................................     35.81      27.25
Twelve months.........................................     50.13      25.44

FISCAL 2000

First Quarter.........................................    $29.81     $14.50
Second Quarter........................................     20.50      14.38
Third Quarter.........................................     27.88      19.56
Fourth Quarter........................................     25.00      17.63
Twelve months.........................................     29.81      14.38


         (b) There were, as of September 30, 2000, approximately 7,300 holders of the Registrant's Common Stock, based on the number of record holders of the Company's common stock and an estimate of the number of individual participants represented by security position listings.

         (c) Since April 1997, Central Parking has distributed a quarterly cash dividend of $0.015 per share of Central Parking common stock. The Company had previously declared a dividend of $0.0125 per share of Central Parking common stock following the end of each quarter since its initial public offering in October 1995. The Company's Board currently intends to declare a cash dividend each quarter depending on Central Parking's profitability and future capital requirements. Central Parking reserves the right, however, to retain all or a substantial portion of its earnings to finance the operation and expansion of Central Parking's business. As a result, the future payment of dividends will depend upon, among other things, the Company's profitability, capital requirements, financial condition, growth, business opportunities, and other factors that the Central Parking Board may deem relevant, including restrictions in any then-existing credit agreement. The Company's existing credit facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable; however, the Company does not believe these restrictions limit its ability to pay currently anticipated cash dividends. In addition, Central Parking Finance Trust (the "Trust"), a Delaware statutory business trust, of which all of the common stock is owned by the Company, issued preferred securities (the "Trust Issued Preferred Securities") which prohibit the payment of dividends on the Central Parking common stock if the quarterly distributions on the Trust Issued Preferred Securities are not made for any reason. See Note 10 of the Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         On March 19, 1999, Central Parking completed a merger with Allright Holdings, Inc. ("Allright"). The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". Accordingly, Central Parking's consolidated financial statements have been restated to reflect the combined results of operations, financial position and cash flows of Central Parking and Allright as if Allright had been part of Central Parking since Allright's inception date of October 31, 1996. Prior to the consummation of the merger, Allright's fiscal year end was June 30. In recording the business combination, Allright's consolidated financial statements as of June 30, 1997 and for the eight months then ended, and as of June 30, 1998 and for the year then ended, have been combined with Central Parking's consolidated financial statements for the fiscal years ended September 30, 1997 and 1998, respectively. There were no material transactions between Central Parking and Allright prior to the Merger. Certain reclassifications have been made to Allright's historical financial statements to conform to Central Parking's presentation.

         Set forth below are selected consolidated financial data of the Company for each of the periods indicated. The statement of earnings, per share, and balance sheet data were derived from the audited consolidated financial statements of the Company. All of the information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Amounts in thousands, except per share data


                                                     YEAR ENDED SEPTEMBER 30,                                             5 YEAR
                                    --------------------------------------------------------          2000 VS. 1999       GROWTH
                                    1996       1997           1998          1999        2000       INCREASE (DECREASE)    RATE(3)
                                    ----       ----           ----          ----        ----     ---------------------    -------
STATEMENT OF EARNINGS DATA:
Revenues:
   Parking                      $ 109,272    $ 295,692     $ 534,573     $ 639,086     $ 628,666     $ (10,420)   (1.6) %   54.9%
   Management contract             32,534       43,245        65,826        91,386       102,263        10,877     11.9     33.2
   Total revenues                 141,806      338,937       600,399       730,472       730,929           457      0.1     50.7
Costs and expense
   before merger costs            124,874      298,511       528,747       651,827       649,020        (2,807)    (0.4)    51.0
Merger costs                           --           --            --        40,970         3,747       (37,223)   (90.9)      --
Property-related gains
   (losses), net                    1,192        3,118          (639)        3,006           935        (2,071)   (68.9)      --
   Operating earnings              18,124       43,544        71,013        40,681        79,097        38,416     94.4     47.0
Percentage of total
   revenues (3)                      12.8%        12.8%         11.8%          5.6%         10.8%           --       --       --
Interest income
   (expense), net                   2,303      (15,922)      (24,555)      (20,312)      (20,100)         (212)    (1.0)      --
Dividends on
   company-obligated
   mandatorily redeemable
   convertible securities
   of a subsidiary trust               --           --        (3,247)       (5,926)       (6,012)           86      1.5       --
Equity in partnership and
   joint venture earnings             641        4,238         5,246         5,233        10,260         5,027     96.1       --
Minority interest                      --         (163)       (1,939)       (2,612)       (3,334)          722     27.6       --
Earnings before income taxes
   and extraordinary item          21,068       31,697        46,518        17,064        59,911        42,847    251.1     29.9
Income taxes                        7,232       13,011        20,373        12,380        23,277        10,897     88.0     33.9
Income tax percentage of
   earnings before income
   tax                               34.3%        41.0%         43.8%         72.6%         38.9%           --       --       --
Extraordinary items                    --        1,032            --         1,002           195          (807)   (80.5)      --
   Net earnings                    13,836       17,654        26,145         3,682        36,439        32,757    889.7     27.4
Percentage of total
   revenues (3)                       9.8%         5.2%          4.4%          0.5%          5.0%           --       --       --




                                                       YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------             2000 VS 1999
                                     1996         1997          1998         1999          2000        INCREASE (DECREASE)
                                     ----         ----          ----         ----          ----        -------------------
PER SHARE DATA:
Earnings before
   extraordinary item - basic     $     0.54   $     0.62   $     0.76   $     0.13   $     1.01   $     0.88         676.9
Earnings before
   extraordinary item - diluted   $     0.53   $     0.61   $     0.74   $     0.13   $     0.99   $     0.86         661.5
Basic weighted average
   common shares                      25,762       30,070       34,618       36,349       36,365           16           0.0
Diluted weighted
   average common shares              26,042       30,512       35,312       37,056       36,851         (205)         (0.6)
Dividends per common
   share(3)                       $     0.05   $     0.05   $     0.05   $     0.06   $     0.06   $       --            --
Net book value per common
   share outstanding at
   September 30 (3)               $     2.93   $     5.28   $     9.36   $     9.44   $    10.19   $     0.75           7.9
Merger cost per
   diluted common share (3)       $       --   $       --   $       --   $     0.81   $     0.07   $    (0.74)        (91.4)




                                                          SEPTEMBER 30,
                                     -------------------------------------------------------------               2000 VS 1999
                                     1996          1997          1998           1999          2000           INCREASE (DECREASE)
                                     ----          ----          ----           ----          ----        -----------------------
BALANCE SHEET DATA:
Cash and cash equivalents       $    28,605   $    17,308    $    39,495    $    53,669    $    43,214    $   (10,455)   (19.5)%
Working capital (3)                  19,707       (17,520)       (30,897)       (30,659)       (89,252)       (58,593)   191.1
Goodwill, net                            --        65,428        288,170        277,800        264,756        (13,044)    (4.7)
Total assets                        107,212       598,693        954,022      1,064,577      1,022,305        (42,272)    (4.0)
Long-term debt and capital
   lease obligations, less
   current portion                       --        73,725        283,319        337,481        253,535        (83,946)   (24.9)
Company-obligated mandatorily
   redeemable convertible
   securities of subsidiary
   holding solely parent
   debentures                            --            --        110,000        110,000        110,000             --       --
Shareholders' equity                 76,793       173,114        341,914        347,119        370,257         23,138      6.7



                                                    YEAR ENDED SEPTEMBER 30,
                                      ---------------------------------------------------------             2000 VS 1999
                                      1996         1997         1998          1999         2000          INCREASE (DECREASE)
                                      ----         ----         ----          ----         ----        ----------------------
OTHER DATA:
Depreciation and amortization       $ 3,420       $13,547       $28,674       $43,131       $46,235       $ 3,104        7.2%
Employees (2) (3)                     6,600        14,300        17,450        16,700        16,200          (500)      (3.0)
Number of shareholders (2) (3)        5,500         7,000         8,100        10,325         7,300        (3,025)      (29.3)
Market capitalization (in
millions) (1) (3)                   $   568       $ 1,000       $ 1,840       $ 1,075       $   720          (355)      (33.0)
Return on equity (3) (4)               23.4%         14.1%         10.2%          1.1%         10.2%


(1) Reflects the recapitalization, initial and subsequent public offering of shares, and subsequent stock splits of the Company.

(2)  Reflects information as of September 30 of the respective fiscal year.

(3)  Unaudited information.

(4) Reflects return on equity calculated using fiscal year net earnings divided by average shareholders' equity for the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 OVERVIEW

         The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Parking revenues in fiscal 2000 decreased by $10.4 million, to $628.7 million from $639.1 million in 1999. The Company experienced a net decline in the number of leased and owned locations in 2000 of 285 (159 additional leased and owned locations offset by 444 lost or sold locations). Of the locations lost, 28 properties were divested as a result of an agreement entered into with the Antitrust Division of the U.S. Department of Justice, 188 locations were closed or sold because they were not sufficiently profitable and 228 locations were lost in the ordinary course of business.

         Parking revenues from owned properties amounted to $62.1 million, $66.9 million and $73.2 million for the years ended September 30, 1998, 1999 and 2000, respectively. Owned properties parking revenues, as a percentage of all parking revenues, amounted to 11.6% in 1998, 10.5% in 1999, and 11.6% in 2000.

         Parking revenues from leased facilities amounted to $472.5 million, $572.2 million, and $555.5 million for the years ended September 30, 1998, 1999, and 2000 respectively. Leased properties parking revenues, as a percentage of all parking revenues, accounted for 88.4% in 1998, 89.5% in 1999, and 88.4% in 2000.

         Management contract revenues include revenues from managed facilities. In fiscal year 2000, management contract revenues increased 11.9% to $102.2 million, primarily as a result of the addition of a number of large contracts. The number of managed facilities actually declined during fiscal 2000 by 71 locations (198 added offset by 269 lost). Management contract revenues amounted to $65.8 million, and $91.4 million for the years ended September 30, 1998 and 1999, respectively.

                                                                             FISCAL YEARS ENDED SEPTEMBER 30,
                                                                     -------------------------------------------------
HISTORICAL FINANCIAL SUMMARY ($ MILLIONS)                              1996      1997       1998       1999       2000
-----------------------------------------                            ------    ------     ------     ------     ------
Parking revenues                                                      109.3     295.7      534.6      639.1      628.7
   % Growth over prior year                                            15.8%    170.6%      80.8%      19.6%      (1.6%)
Management contract revenues                                           32.5      43.2       65.8       91.4      102.2
   % Growth over prior year                                             6.2%     32.9%      52.2%      38.8%      11.9%
Total revenues                                                        141.8     338.9      600.4      730.5      730.9
   % Growth over prior year                                            13.4%    139.0%      77.1%      21.7%       0.1%
Cost of parking and management contracts                              107.5     259.8      456.7      562.9      565.0
   % of total revenues                                                 75.8%     76.7%      76.1%      77.1%      77.3%
General and administrative expenses
   excluding merger costs                                              17.4      37.0       63.7       77.3       71.9
   % of total revenues                                                 12.3%     10.9%      10.6%      10.6%       9.8%
Goodwill and non-compete amortization                                    --       1.7        8.3       11.6       12.1
   % of total revenues                                                   --       0.5%       1.4%       1.6%       1.7%
Depreciation and amortization - excluding goodwill and non-compete      3.4      11.9       20.4       31.5       34.1
Merger costs                                                             --        --         --       41.0        3.7
   % of total revenue                                                    --        --         --        5.6%       0.5%
Property-related gains (losses), net                                    1.2       3.1       (0.6)       3.0        0.9
Operating earnings                                                     18.1      43.5       71.0       40.7       79.1
   % of total revenues                                                 12.8%     12.8%      11.8%       5.6%      10.8%
Interest income (expense), net                                          2.3     (15.9)     (24.6)     (20.3)     (20.1)
Dividends on company-obligated mandatorily
   redeemable securities of subsidiary trust
   holding solely parent debentures                                      --        --       (3.2)      (5.9)      (6.0)
Equity in partnerships & joint venture earnings                         0.6       4.2        5.2        5.2       10.3
Earnings before extraordinary items                                    13.8      18.7       26.1        4.7       36.6
   % of total revenues                                                  9.8%      5.5%       4.4%       0.6%       5.0%


         A summary of the facilities operated domestically and internationally by Central Parking as of September 30, 2000 is as follows:


                                                                                         PERCENT
                                  MANAGED       LEASED      OWNED          TOTAL         OF TOTAL         SPACES
                                  -------       ------      -----          -----         --------         ------
Total U.S. and Puerto Rico         1,764         2,026         237         4,027          90.4%         1,410,038
United Kingdom                       167            57          --           224           5.0%            69,408
Mexico (1)                            50            42          --            92           2.1%            49,576
Germany (1)                           --            12          --            12           0.3%             6,494
Canada                                43            44           2            89           2.0%            53,571
Ireland                               --             4          --             4           0.1%               500
Spain                                 --             3          --             3           0.1%             1,693
Poland (1)                            --             1          --             1           0.0%               380
Chile (1)                              1             1          --             2           0.0%               700
                                   -----         -----         ---         -----         -----          ---------
Total foreign                        261           164           2           427           9.6%           182,322
                                   -----         -----         ---         -----         -----          ---------
Total facilities                   2,025         2,190         239         4,454         100.0%         1,592,360
                                   =====         =====         ===         =====         =====          =========

(1)  Operated through 50% owned joint ventures

         The table below sets forth certain information regarding the Company's managed, leased and owned facilities in the periods indicated.

                                                                SEPTEMBER 30,
                                                    ----------------------------------------
                                                      1998             1999             2000
                                                    ------           ------           ------
Managed Facilities (1):
   Beginning of year                                 1,241            1,937            2,096
                                                    ------           ------           ------
   Acquired or merged during year                      543               18               --
   Added during year                                   294              354              198
   Deleted during year                                (141)            (213)            (269)
                                                    ------           ------           ------
   End of year                                       1,937            2,096            2,025
                                                    ------           ------           ------
   Renewal Rate (3)                                   93.2%            90.8%            88.3%
Leased Facilities (1):
   Beginning of year                                 2,024            2,565            2,455
                                                    ------           ------           ------
   Acquired or merged during year                      380                1               --
   Added during year                                   368              225              159
   Deleted during year                                (207)            (336)            (424)
                                                    ------           ------           ------
   End of year                                       2,565            2,455            2,190
                                                    ------           ------           ------
Owned Facilities (1)(2):
   Beginning of year                                   237              261              259
                                                    ------           ------           ------
   Acquired or merged during year                       11               --               --
   Purchased during year                                20                7               --
   Closed or sold during year                           (7)              (9)             (20)
                                                    ------           ------           ------
   End of year                                         261              259              239
                                                    ------           ------           ------
Total facilities (end of year)                       4,763            4,810            4,454
                                                    ======           ======           ======
   Percentage net growth including
      acquisitions in number of facilities:
      Managed                                         56.1%             8.2%            (3.4%)
      Leased                                          26.7%            (4.3%)          (10.8%)
      Owned                                           10.1%            (3.3%)           (7.7%)
                                                    ------           ------           ------
      Total facilities                                36.0%             1.0%            (7.4%)
                                                    ======           ======           ======


(1) Includes 97 managed, 64 leased and 6 owned properties operated under joint venture agreements at September 30, 2000.

(2)  Includes the Company's corporate headquarters in Nashville, Tennessee.

(3) The renewal rate calculation is 100% minus lost locations divided by the sum of the beginning of the year, acquired and added during the year for management locations.

MERGER WITH ALLRIGHT

         On March 19, 1999, Central Parking completed a merger with Allright Holdings, Inc. ("Allright"), pursuant to which approximately 7.0 million shares of Central Parking stock, and approximately 0.5 million options and warrants to purchase such common stock of Central Parking were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. See Notes 1 and 2 of the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of total revenues.

                                                                       YEAR ENDED SEPTEMBER 30,
                                                               -----------------------------------------
                                                                1998             1999             2000
                                                               ------           ------           ------
Parking revenues                                                 89.0%            87.5%            86.0%
Management contract revenues                                     11.0             12.5             14.0
                                                               ------           ------           ------
   Total revenues                                               100.0            100.0            100.0
Cost of parking and management contracts                         76.1             77.1             77.3
General and administrative expenses
excluding merger costs                                           10.6             10.6              9.8
Goodwill and non-compete amortization                             1.4              1.6              1.7
Merger costs                                                       --              5.6              0.5
Property-related gains (losses), net                             (0.1)             0.5              0.1
                                                               ------           ------           ------
Operating earnings                                               11.8              5.6             10.8
Interest income (expense), net                                   (4.1)            (2.8)            (2.7)
Dividends on company-obligated mandatorily
   redeemable securities of subsidiary
   trust holding solely parent debentures                        (0.5)            (0.8)            (0.8)
Minority interest                                                (0.3)            (0.4)            (0.5)
Equity in partnership and joint venture earnings                  0.9              0.7              1.4
                                                               ------           ------           ------
   Earnings before income taxes and extraordinary item            7.8              2.3              8.2
Income taxes                                                      3.4              1.7              3.2
                                                               ------           ------           ------
   Earnings before extraordinary item                             4.4%             0.6%             5.0%
                                                               ======           ======           ======

         YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO YEAR ENDED SEPTEMBER 30, 1999

         Parking revenues are comprised of revenue from leased and owned facilities. Parking revenues in fiscal 2000 decreased to $628.7 million from $639.1 million in fiscal 1999, a decrease of $10.4 million, or 1.6%. The decrease is primarily attributable to the fact that the Company operated 285 fewer leased and owned facilities at the end of fiscal 2000 as compared to the end of fiscal 1999. Despite the net decrease in managed facilities, management contract revenues increased in fiscal 2000 to $102.3 million from $91.4 million in fiscal 1999, an increase of $10.9 million, or 11.9%. The increase in management contract revenues is due to the high-volume nature of the managed facilities added during fiscal 2000 and the timing of additions and deletions during fiscal 2000 and 1999. Revenues from foreign operations remained the same for fiscal 2000 and fiscal 1999, at $33.5 million.

         Cost of parking in fiscal 2000 decreased to $528.7 million from $535.2 million in fiscal 1999, a decrease of $6.5 million, or 1.2%. Net rent expense decreased in fiscal 2000 to $307.4 million from $311.4 million in fiscal 1999, a decrease of $4.0 million, or 1.3%. Payroll expenses decreased during fiscal 2000 to $117.7 million from $119.2 million during fiscal 1999, a decrease of $1.5 million, or 1.3%. The decrease in both rent and payroll expense can be attributed to the fewer number of leased locations in operation during fiscal 2000. Cost of parking as a percentage of parking revenues increased to 84.1% in fiscal 2000 from 83.7% in fiscal 1999. The increase is due to the inability of the Company to adjust the fixed expense component of its cost structure to match its lower parking revenues.

         Cost of management contracts in fiscal 2000 increased to $36.3 million from $27.7 million in fiscal 1999, an increase of $8.6 million, or 30.7%. The cost of management contracts, as a percentage of management contract revenues, increased to 35.5% in fiscal 2000 from 30.4% in fiscal 1999. The increases are primarily a result of higher costs associated with the Company's healthcare insurance programs as well as an increase in the cost of administering certain payroll related activities on behalf of management contract clients.

         General and administrative expenses decreased to $71.9 million in 2000, from $77.3 million in 1999, a decrease of $5.4 million, or 6.9%. The decrease was primarily a result of reduced payroll expenses resulting from the closure of

Allright's corporate headquarters and the elimination of duplicative positions created by the Allright merger at the Company's regional and city offices. General and administrative expenses decreased as a percentage of total revenue to 9.8% in 2000, from 10.6% in 1999 due to the lower payroll costs.

         Amortization expense of goodwill and non-compete agreements increased to $12.1 million in fiscal 2000 from $11.6 million in fiscal 1999, an increase of $0.5 million. This increase was primarily attributable to a non-compete agreement with an executive from one of the entities acquired by the Company.

         The Company incurred $3.7 million of Allright-related merger costs during the first and second quarters of fiscal 2000. Included in these costs are approximately $1.3 million in professional fees, $1.1 million in severance and employment-related payments, and $1.3 million in various other miscellaneous expenses. The Company recorded $41.0 million of Allright-related merger costs during the last three quarters of fiscal 1999. Included in these costs are approximately $20.7 million of professional fees, comprised of investment banking, legal, accounting, and consulting fees; $11.3 million of employment-related expenses; $7.0 million related to the restructuring agreement with the limited partner of Edison Parking Management, L.P.; and $2.0 million in travel, supplies, printing, and other out of pocket costs.

         Net property-related gains decreased in fiscal 2000 to $0.9 million from $3.0 million in fiscal 1999. The decrease of $2.1 million was due primarily to an increase in impairment charges recognized during fiscal 2000.

         Interest income in fiscal 2000 increased slightly to $6.9 million from $6.6 million in fiscal 1999. Though the Company reduced its outstanding debt by approximately $59.9 million during fiscal 2000, interest expense remained unchanged from the prior year at $27.0 million. The Company's variable rate debt was negatively impacted during fiscal 2000 by a general rise in interest rates. The weighted-average balance of debt outstanding during fiscal 2000 was $348.3 million at a weighted average rate of 7.4%, compared to a weighted average balance of $334.3 million at a weighted average rate of 8.1% during fiscal 1999. The Company's fiscal 2000 results do not reflect the full benefit of the aforementioned $59.9 million reduction in outstanding debt since $39.3 million of the reduction occurred during the Company's fourth quarter.

         Dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust increased to $6.0 million in fiscal 2000 from $5.9 million in fiscal 1999.

         Equity in partnership and joint venture earnings increased to $10.3 million in fiscal 2000 from $5.2 million in fiscal 1999. The increase is due to a $5.0 million gain on the sale of a property recognized by a partnership in which the Company was a limited partner. Such transaction resulted from the general partner's decision to sell the property as allowed by the partnership agreement.

         The Company's effective income tax rate before extraordinary items was 38.9% in fiscal 2000 as compared to 72.6% in fiscal 1999. The decrease in the rate is primarily attributable to nondeductible Allright-related merger costs incurred during the prior year. The Company recorded a one-time benefit of approximately $1.5 million during fiscal 2000 relating to the reduction of certain federal and state net operating loss valuation allowances that had been established by Allright. Management believes that it will be able to utilize these net-operating losses to offset future income before their statutory expiration dates as a result of various tax planning strategies that the Company implemented during the year. The Company's effective tax rate is expected to be approximately 40% for fiscal year 2001.

         YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO YEAR ENDED SEPTEMBER 30, 1998

         Parking revenues in fiscal 1999 increased to $639.1 million from $534.6 million in fiscal 1998, an increase of $104.5 million, or 19.6%. Of the $104.5 million increase, $53.4 million, or 51.1%, resulted from the following acquisitions of leased and owned locations: Kinney, $38.5 million; Turner, $1.3 million; Sterling, $2.1 million; and Allied Parking $11.5 million. The remaining increase of $51.1 million, or 48.9%, is from a combination of increased rates and higher utilization of parking spaces at existing facilities and the addition of 233 new locations which, on average, generate more revenue than the 345 lost locations.

         Management contract revenues in fiscal 1999 increased to $91.4 million from $65.8 million in fiscal 1998, an increase of $25.6 million, or 38.8%. Of the $25.6 million increase, $3.1 million, or 12.1%, resulted from the acquisitions of Kinney ($0.3 million); Turner ($0.1 million); Sterling ($0.2 million) and National ($2.5 million). The remaining increase resulted primarily from the net addition of 159 new locations.

         Cost of parking in fiscal 1999 increased to $535.2 million from $441.7 million in fiscal 1998, an increase of $93.5 million, or 21.2%. Net rent expense increased $55.1 million, principally as a result of new locations from merger and acquisition activity and additional rent on existing locations. Of the remaining $38.4 million increase in cost of parking, payroll expense accounted for $19.5 million. The payroll expense increase was attributable to a combination of acquisitions, new locations and increases in existing payroll. Cost of parking, as a percentage of parking revenues, increased to 83.7% in fiscal 1999 from 82.6% in fiscal 1998. This increase was attributable to higher auto damage and insurance claims.

         Cost of management contracts in fiscal 1999 increased to $27.7 million from $15.0 million in the comparable period in 1998, an increase of $12.7 million, or 84.9%. This increase was attributable to an increase in the number of managed locations and higher costs incurred at existing locations. Cost of management contracts, as a percentage of management contract revenues, increased to 30.4% in fiscal 1999 from 22.8% in fiscal 1998. The increase in the cost of management contracts as a percentage of management contract revenue is primarily a result of higher group insurance expense related to medical claims.

         General and administrative expenses increased to $77.3 million in 1999 from $63.7 million in fiscal 1998, an increase of $13.6 million, or 21.3%. This increase was primarily a result of an increase in payroll expense of $4.6 million associated with the additional general and administrative expenses of acquired and merged operations, as well as the opening of additional managed, leased, and owned locations and additional incentive compensation payments as a result of increased profits. General and administrative expenses remained constant as a percentage of total revenue in both years at 10.6%.

         Amortization expense of goodwill and non-compete agreements increased significantly to $11.6 million in fiscal 1999 from $8.3 million in fiscal 1998, an increase of $3.3 million. This increase was a result of recording amortization expense for the entire year for goodwill and non-compete assets recorded in connection with the acquisitions of National, Kinney, the remaining 50% of CPS-Louisiana, Turner, and Sterling.

         The Company incurred merger costs related to the merger of Allright of approximately $41.0 million during fiscal 1999. Included in these costs are approximately $20.7 million for professional fees, comprised of investment banking, legal, accounting, and consulting fees; $11.3 million related to employment agreements; $7.0 million related to the restructuring agreement with the limited partner of Edison Parking Management, L.P.; and the balance of $2.0 million in travel, supplies, printing, and other out of pocket costs. There were no merger related costs incurred in prior years.

         Net property-related gains increased in fiscal 1999 to $3.0 million from net losses of $0.6 million in fiscal 1998. The increase of $3.6 million was primarily due to the gain of $2.8 million recognized on the sale of a property in Philadelphia, PA, in fiscal 1999.

         Interest income in fiscal 1999 increased to $6.6 million from $5.7 million in fiscal 1998. This increase of $0.9 million was primarily attributable to increased investment in notes receivable from $47.9 million at September 30, 1998 to $60.4 million at the end of fiscal 1999.

         Interest expense decreased to $27.0 million in 1999 compared to $30.2 million in 1998. The decrease in interest expense of $3.2 million was primarily attributable to the lower average interest rates achieved by repaying the Allright indebtedness, which carried a higher rate, with the lower interest rate on the New Credit Facility described in Note 9 to the Company's Consolidated Financial Statements. The weighted average balance of debt outstanding was $334.3 million during 1999, at a weighted average interest rate of 8.1% compared to $310.5 million during 1998, at a weighted average interest rate of 9.7%.

         Dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust increased to $5.9 million in the fiscal year ended September 30, 1999 from $3.2 million in the prior year as a result of having the balance outstanding for the entire fiscal year 1999 compared to approximately 6 months of the prior year.

         Equity in partnership and joint venture earnings for fiscal 1999 remained constant at approximately $5.2 million in fiscal 1998 and 1999.

         The Company's effective income tax rate related to earnings before extraordinary items was 72.6% for fiscal 1999 compared to 43.8% for fiscal 1998. The rate increase was attributable to nondeductible merger related costs in

1999, increased nondeductible goodwill amortization expenses primarily due to amortizing goodwill from Kinney for the entire year, and decreased earnings.

QUARTERLY RESULTS

         The Company experienced fluctuations in its quarterly net earnings during fiscal 2000 due to merger costs incurred in the first and second quarters and the recognition of intermittent property-related gains or losses. The Company also experienced fluctuations in quarterly net earnings as a result of merger costs during the last three quarters of fiscal 1999. Additionally, the Company has and may continue to experience fluctuations in revenues and related expenses due to acquisitions, pre-opening costs, travel and transportation patterns affected by weather and calendar related events, and local and national economic conditions. The Company's concentration of parking facilities in the northeastern and mid-Atlantic part of the United States, primarily a result of the Edison Parking Management, L.P. ("Edison"), Kinney, Square and Diplomat acquisitions, exposes the Company to the risk of negative financial fluctuations that may result from severe winter weather. Additionally, the Company services the parking for a number of sports stadiums and arenas and can be impacted by the relative degree of success of various sports teams. The following table sets forth certain quarterly statements of earnings data for the eight fiscal quarters preceding the end of the fiscal year and the percentage of net revenues represented by the line items presented (except in the case of per share amounts). The quarterly statement of earnings data set forth below was derived from unaudited financial statements of the Company and includes all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof.

Amounts in thousands, except per share data

                                                                     1999 FISCAL YEAR
                                        ------------------------------------------------------------------------
                                        DECEMBER 31,           MARCH 31,          JUNE 30,         SEPTEMBER 30,
                                        ------------           ---------          --------         -------------
Total revenues                        $ 178,923   100.0%  $ 181,508   100.0%   $188,917  100.0%  $ 181,124   100.0%
Property-related
   gains (losses), net                      (85)     --       2,893     1.6         379    0.2        (181)   (0.1)
Operating earnings (1)                   23,305    13.0     (12,332)   (6.8)     19,724   10.4       9,984     5.5
Earnings (loss) before income
   taxes and extraordinary item          16,576     9.3     (19,379)  (10.7)     14,843    7.9       5,024     2.8
Earnings (loss) before
   extraordinary items                   10,139     5.7     (16,577)   (9.1)      8,674    4.6       2,448     1.4
Earnings (loss) before extraordinary
   items per share - basic            $    0.28           $   (0.46)           $   0.24          $    0.07
Earnings (loss) before extraordinary
   items per share - diluted          $    0.27           $   (0.45)           $   0.23          $    0.07

(1) Includes a deduction for merger costs of $34.4 million, $2.9 million and $3.8 million, for the quarters ended March 31, June 30, and September 30, 1999, respectively.

                                                            2000 FISCAL YEAR
                                  ----------------------------------------------------------------------------
                                  DECEMBER 31,          MARCH 31,            JUNE 30,            SEPTEMBER 30,
                                  ------------          ---------            --------            -------------
Total revenues                 $185,333    100.0%  $182,651    100.0%  $ 186,366    100.0%   $ 176,579     100.0%
Property-related
   gains (losses), net            1,758      0.9      1,331      0.7        (918)    (0.5)      (1,236)     (0.7)
Operating earnings (1)           20,170     10.9     18,183     10.0      23,804     12.8       16,940       9.6
Earnings before income taxes
   and extraordinary item        14,670      7.9     11,714      6.4      23,101     12.4       10,426       5.9
Earnings before
   extraordinary items            8,446      4.6      7,380      4.0      14,781      7.9        6,027       3.4
Earnings before extraordinary
   items per share - basic     $   0.23            $   0.20            $    0.41             $    0.17
Earnings before extraordinary
   items per share - diluted   $   0.23            $   0.20            $    0.40             $    0.16


(1) Includes a deduction for merger costs of $2.3 million and $1.4 million for the quarters ended December 31, 1999 and March 31, 2000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for fiscal 2000 was $100.4 million, an increase of $65.6 million from net cash provided by operating activities of $34.8 million during the same period in fiscal 1999. The primary factors which contributed to this change were increased net earnings of $32.8 million, primarily as a result of decreased merger costs of $27.9 million after income tax effect, and decreases in management accounts receivable of $14.7 million, other assets of $13.6 million, other accounts receivable of $9.6 million and prepaid and refundable income taxes of $9.5 million, offset by a decrease in accounts payable, accrued expenses, and deferred compensation of $16.5 million during fiscal 2000.

         Net cash used in investing activities was $17.0 million for fiscal 2000, a decrease of $73.7 million from net cash of $90.7 million used in investing activities during fiscal 1999. The decrease primarily resulted from a reduction in investments in notes receivable, contract and lease rights, and unconsolidated subsidiaries of $83.7 million, offset by an increase in purchases of property, equipment and leasehold improvements of $14.2 million during fiscal 2000.

         Net cash used by financing activities for fiscal 2000 was $93.8 million, a net decrease of $152.4 million from net cash of $58.6 million provided by financing activities for fiscal 1999. The Company had net borrowings of $98.7 million under its revolving credit agreement, partially offset by net repayments of notes payable of $38.8 million in fiscal 1999, compared to net revolving credit agreement repayments of $60.9 million, repurchases of common stock of $14.6 million, and net repayments of notes payable of $15.4 million in fiscal 2000.

         On March 19, 1999, the Company established a new credit facility (the "New Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million commencing June 30, 2000 and continuing until the loan is repaid. Interest is payable on borrowings under the New Credit Facility, at the election of the Company, at either a "Base Rate" or a "Eurodollar Rate" (each as defined in the New Credit Facility agreement), plus a grid based margin based upon the Company achieving certain financial ratios (prior to and including June 30, 1999, borrowings under the New Credit Facility were fixed at either the prime rate plus 0.5% or LIBOR plus a margin of 1.125%). The Company used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright. The amount outstanding under the Company's New Credit Facility as of September 30, 2000 is $265.4 million with a weighted average interest rate of 7.72% as of September 30, 2000. Borrowings under the New Credit Facility are unsecured.

         The New Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. On December 28, 1999, the Company entered into an amendment and waiver to the New Credit Facility agreement relating to the waiver of non-compliance with certain loan covenants at September 30, 1999. This amendment and waiver contains, among other things, provisions for up-front fees of $700 thousand, which is being amortized over the life of the New Credit Facility. The grid based interest rate margin was not affected by the amendment and continues to be based upon the Company achieving certain revised financial ratios.

         On February 14, 2000, the Company entered into an amendment and restatement to the New Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement also contains provisions for up front fees of $681 thousand, which are being amortized over the life of the New Credit Facility. Interest rates were not affected by this amendment.

         On May 10, 1999 Central Parking announced that it had signed a definitive agreement to purchase a parking facility that was being developed in Chicago by a wholly owned subsidiary of Prime Group Realty Trust. The agreement was valued at approximately $37.3 million. On December 12, 2000, this agreement was terminated.

         Depending on the timing and magnitude of the Company's future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and Central Parking's credit facility over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates. The Company's capital expenditure budget for fiscal 2001, excluding potential acquisitions, is approximately $20 million. However, as of September 30, 2000, Central Parking had no material outstanding commitments for capital expenditures. If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the existing credit facility, Central Parking may seek additional sources of capital, including seeking to amend the credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted in "Risk Factors", provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Central Parking common stock. Until certain shareholders of Central Parking have received at least $350 million from the sale of Central Parking common stock in either registered offerings or otherwise, Central Parking cannot sell any shares of its common stock on its own behalf, subject to certain exceptions. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions. The current market value of Central Parking common stock also could have an impact on Central Parking's ability to complete significant acquisitions or raise additional capital. Central Parking believes that it has the ability to increase its credit facility if needed for significant acquisitions, although no assurances can be given that such increases would be available at the time needed to complete any such acquisition.

         INTERNATIONAL FOREIGN CURRENCY EXPOSURE

         The Company operates wholly owned subsidiaries in the United Kingdom, Canada and Spain. Total revenues from wholly owned foreign operations amounted to 5.7%, 4.6% and 4.6% of total revenues for the years ended September 30, 1998, 1999 and 2000, respectively. Additionally, the Company operates through joint ventures in Germany, Poland, Chile, and Mexico. The Company intends to invest in foreign leased or owned facilities, usually through joint ventures, and may become increasingly exposed to foreign currency fluctuations. The Company, in limited circumstances, has denominated contracts in U.S. dollars to limit currency exposure. Presently, the Company has limited exposure to foreign currency risk and has no hedge programs related to such risk. The Company anticipates implementing a hedge program if such risk materially increases. For the year ended September 30, 2000, revenues from the United Kingdom and Canada operations represented 70.0% and 29.7%, respectively, of total revenues generated by foreign operations, excluding earnings from joint ventures.

         IMPACT OF INFLATION AND CHANGING PRICES

         The primary sources of revenues to the Company are parking revenues from owned and leased locations and management contract revenue (net of expense reimbursements) on managed parking facilities. The Company believes that inflation has had a limited impact on its overall operations for fiscal years ended September 30, 1998, 1999 and 2000.

         NEW ACCOUNTING PRONOUNCEMENTS

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

         The Company must adopt the provisions of SFAS No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," on October 1, 2000. Upon adoption, the provisions of SFAS No. 133 and SFAS No. 138 must be applied prospectively. The adoption of SFAS No. 133 and SFAS No. 138 will result in the Company recording a net transition loss of $402 thousand, net of related income tax of $268 thousand, in accumulated other comprehensive income at October 1, 2000. Further, the adoption of SFAS No. 133 and SFAS 138 will result in the Company reducing derivative instrument assets by $282 thousand and recording $387 thousand of derivative instrument liabilities.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 16, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal use software should be capitalized and which should be expensed. The Company adopted this SOP in fiscal 2000. Such adoption did not have a material impact on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criterion for revenue recognition. The Company must adopt the provisions of SAB 101 no later than the fourth quarter of fiscal 2001. The Company is in the process of evaluating whether this SAB will have a material impact on the Company's revenue recognition and presentation policies.

         FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

         This document, and documents that have been incorporated herein by reference, include various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption "Risk Factors." Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

- successfully integrating Allright, as well as past and future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

- successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

- fluctuations in quarterly operating results caused by a variety of factors including the timing of property-related gains and losses, preopening costs, the effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports and local, national and international economic conditions;

- the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

- global and/or regional economic factors and potential changes in laws and regulations, including, without limitation, changes in federal, state and international laws regulating the environment.

RISK FACTORS

         IF WE ARE UNABLE TO SUCCESSFULLY COMPLETE THE INTEGRATION OF ALLRIGHT, WE COULD LOSE KEY EMPLOYEES, LOCATIONS AND CUSTOMERS AND FAIL TO REALIZE THE EXPECTED BENEFITS OF THE MERGER.

         The Allright merger involves the integration of two companies that have previously operated independently. Although Central Parking has acquired and integrated various companies into its organizational and financial structure in the past, Allright is a larger company than any of the companies Central Parking has acquired previously. As a result of the merger, Central Parking has substantially increased the number of persons it employs, the number of facilities it operates, and the geographic markets it services. There can be no assurance that Allright will be successfully integrated into Central Parking's operations, that cost savings or operating efficiencies will be realized to the extent anticipated by Central Parking, or that the acquired operations will achieve levels of profitability that justify Central Parking's investments.

         THE FAILURE TO SUCCESSFULLY INTEGRATE PAST AND FUTURE ACQUISITIONS COULD HAVE A NEGATIVE IMPACT ON CENTRAL PARKING'S BUSINESS AND THE MARKET PRICE OF ITS COMMON STOCK.

         Central Parking completed the merger with Allright Holdings, Inc. in fiscal 1999. In addition, Central Parking completed three acquisitions in fiscal 1997 and four acquisitions in fiscal 1998, including the Kinney System Holding Corp. acquisition in February 1998, and plans to pursue additional acquisitions in the future. Central Parking can give no assurance that any acquired facility or company will be successfully integrated into its operations. Also, because of the price paid by Central Parking or because of the performance of acquired operations after such acquisitions, there can be no assurance that the results of the acquired operations will not be dilutive to Central Parking's per share earnings. Any acquisition contemplated or completed by Central Parking may result in adverse short-term effects on Central Parking's reported operating results, divert management's attention, introduce difficulties in retaining, hiring and training key personnel, and introduce risks associated with unanticipated problems or legal liabilities, some or all of which could have a negative effect on Central Parking's business and financial results.

         IF CENTRAL PARKING IS UNABLE TO MAINTAIN ITS HISTORICAL PERCENTAGE GROWTH RATE, THE MARKET PRICE OF ITS STOCK MAY BE ADVERSELY AFFECTED.

         As Central Parking has expanded its operations, its ability to maintain its historical percentage growth rate has become increasingly difficult. The merger with Allright significantly increased the size of the company, which is likely to reduce the impact of future acquisitions on the results of operations of Central Parking. Central Parking's growth rate also will be directly affected by the increasingly competitive environment for acquisitions of other operators and Central Parking's ability to obtain suitable financing for acquisitions. In addition, the growth rate has been and is expected to be affected by the results of operations of added parking facilities, which will depend largely upon Central Parking's ability to integrate acquired operations. There can be no assurance that Central Parking's failure to retain locations or to maintain its historical percentage growth rate will not negatively affect the market price of its stock.

         IF SIGNIFICANT SHAREHOLDERS OF CENTRAL PARKING SELL A SUBSTANTIAL AMOUNT OF THEIR STOCK AT THE SAME TIME, THESE SALES COULD HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF CENTRAL PARKING COMMON STOCK.

         There are several shareholders who own significant blocks of Central Parking common stock. If each of these significant shareholders sold a substantial amount of Central Parking common stock as allowed under the Securities Act at the same time, such sales could have a significant negative impact on the market price of Central Parking common stock. In order to provide a mechanism for these significant shareholders to dispose of their shares of Central Parking common stock with a minimized impact on Central Parking's trading market, Central Parking agreed to allow certain shareholders to require Central Parking to register such shares under the federal securities laws. In connection with the acquisition of Allright, Central Parking entered into a registration rights agreement (the "Allright Registration Rights Agreement"), which requires Central Parking to register up to $350 million worth of Central Parking common stock. In addition, Central Parking entered into a registration rights agreement in connection with the acquisition of Kinney System Holding Corp. (the "Kinney Registration Rights Agreement"), which requires Central Parking to register up to 882,422 shares of Central Parking common stock upon certain terms and conditions. The exercise of such registration rights under the Allright Registration Rights Agreement or the Kinney Registration Rights Agreement could result in a large number of shares of Central Parking common stock being sold in the market which, in turn, could result in a reduction in the market price of Central Parking common stock.

         THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF CENTRAL PARKING COMMON STOCK BY MONROE CARELL, CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF CENTRAL PARKING, THE CARELL CHILDREN'S TRUST AND VARIOUS OTHER CARELL FAMILY TRUSTS AND FOUNDATIONS UNDER THE ALLRIGHT REGISTRATION RIGHTS AGREEMENT, COULD NEGATIVELY AFFECT THE MARKET PRICE OF CENTRAL PARKING COMMON STOCK.

         The Allright Registration Rights Agreement grants Monroe Carell, Jr., The Carell Children's Trust and various other Carell family trusts and foundations rights to sell up to $100 million of Central Parking common stock in an initial underwritten offering and up to $150 million in subsequent offerings. Although Monroe Carell and the other entities described above will remain significant shareholders following such sales, the sale of substantial amounts of stock by insiders, such as Monroe Carell, could be perceived negatively by the securities market. As a result, these sales could adversely affect the market price of Central Parking common stock.

         CENTRAL PARKING WILL BE UNABLE TO RAISE MONEY THROUGH COMMON STOCK OFFERINGS UNTIL IT COMPLETES ITS OBLIGATIONS UNDER THE ALLRIGHT REGISTRATION RIGHTS AGREEMENT.

         The Allright Registration Rights Agreement provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Central Parking common stock. Until certain shareholders of Central Parking have received at least $350 million from the sale of Central Parking common stock in either registered offerings or otherwise, Central Parking cannot sell any shares of its common stock on its own behalf, subject to certain exceptions. As a result, Central Parking may not have access to the capital markets for a significant period of time. There can be no assurance or guarantee that the restrictions upon Central Parking's ability to raise funds through common stock offerings will not have a negative effect on Central Parking.

         INCREASED INDEBTEDNESS COULD ADVERSELY AFFECT CENTRAL PARKING'S ABILITY TO BORROW ADDITIONAL FUNDS IN THE FUTURE.

         Central Parking's indebtedness decreased from approximately $369.2 million, as of September 30, 1999, to approximately $309.3 million at September 30, 2000. Central Parking's existing credit facility provides for an unused aggregate availability of $84.8 million at September 30, 2000. The Company may have limited sources to raise additional funds if needed in its operations or for additional acquisitions. There can be no assurance that Central Parking's increased debt level will not have a negative effect on Central Parking.

         THE INCREASED NUMBER OF LEASED AND OWNED FACILITIES RESULTING FROM THE ALLRIGHT MERGER WILL INCREASE THE RISK THAT THE COMPANY MAY NOT BE ABLE TO COVER THE FIXED COSTS OF ITS LEASED AND OWNED FACILITIES.

         The Company leases and owns significantly more facilities than it did prior to the Allright merger. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments, and in the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, maintenance and operating expenses for both leased and owned facilities are borne by Central Parking and are not passed through to the owner, as is the case with management contracts. Generally, performance of Central Parking's parking facilities depend, in part, on its ability to negotiate favorable contract terms, its ability to control operating expenses, financial conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions in areas where parking facilities are located and the real estate market generally.

         WE HAVE FOREIGN OPERATIONS THAT MAY BE ADVERSELY AFFECTED BY FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS.

         Central Parking operates in the United Kingdom, Germany, Mexico, the Republic of Ireland, Chile, Poland, Canada, and Spain, and intends to expand its business in these and other international locations. For the year ended September 30, 2000, revenues from foreign operations represented 4.6% of Central Parking's total revenues. Of these foreign revenues, revenues from United Kingdom operations represented 70.0% of such revenues, excluding earnings from joint ventures. Central Parking receives revenues and incurs expenses in various foreign currencies in connection with its foreign operations and, as a result, Central Parking is subject to currency exchange rate fluctuations. Central Parking intends to continue to invest in foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. Presently, Central Parking has limited exposure to foreign currency risk and anticipates implementing a hedging program if such risk materially increases.

         IF WE INCREASE OPERATIONS IN EUROPE, THE EURO CONVERSION MAY ADVERSELY AFFECT OUR BUSINESS.

         On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries. While the vast majority of Central Parking's operations within the European Union are currently in the United Kingdom, a European Member which is not scheduled to participate in the Euro conversion, Central Parking has operations in countries which have adopted the Euro. Central Parking is in the process of assessing the impact of the Euro conversion on its operations in the participating countries, including the need to adopt new information technology, parking related equipment and other systems to accommodate Euro-denominated transactions, as well as the impact to currency risk and contractual relationships. Based on management's assessment of the impact of the Euro conversion, Central Parking does not believe that the Euro conversion will have a material impact on its operations or financial condition.

         IN CONNECTION WITH THE OWNERSHIP OR OPERATION OF PARKING FACILITIES, CENTRAL PARKING MAY BE POTENTIALLY LIABLE FOR ENVIRONMENTAL PROBLEMS.

          Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that a material environmental claim will not be asserted against Central Parking or against its owned or operated parking facilities. The cost of defending against claims of liability, or of remediating a contaminated property, could have a negative effect on Central Parking's business and financial results.

         IF WE CANNOT MAINTAIN POSITIVE RELATIONSHIPS WITH LABOR UNIONS REPRESENTING OUR EMPLOYEES, A WORK STOPPAGE MAY ADVERSELY AFFECT OUR BUSINESS.

         Approximately 5,340 employees of Central Parking are represented by labor unions. There can be no assurance that Central Parking will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that Central Parking would be able to staff sufficient employees for its short-term needs. Any such labor strike or the inability of Central Parking to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on Central Parking's business and financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATES

         The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of September 30, 2000, the Company had $265.4 million of variable rate debt outstanding under the New Credit Facility, priced at LIBOR plus 112.5 basis points. The Company is required under the New Credit Facility to enter into interest rate protection agreements designed to limit the Company's exposure to increases in interest rates. As of September 30, 2000, interest rate protection agreements had been purchased to hedge $100 million of the Company's variable rate debt. See Note 9 to the Consolidated Financial Statements for a description of the hedge transactions entered into by the Company. $175 million of the New Credit Facility is payable in quarterly installments of $12.5 million and $90.4 million in revolving credit loans is due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will attempt to renew the revolving credit facility.

         In March 2000, a limited liability company of which the Company is the sole shareholder, purchased a parking structure for $19.6 million and financed $13.3 million with a five-year note bearing interest at one-month floating LIBOR plus 162.5 basis points. To fix the interest rate, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% for the five-year period.

FOREIGN CURRENCY EXPOSURE

         The Company derived $33.5 million or 4.6% of total revenues from foreign sources in fiscal 2000. Of the $33.5 million, 70.0% is derived from the United Kingdom and 29.7% is derived from Canada. The Company does not employ any foreign currency hedge programs because management does not believe the risk to be material. See Note 18 of the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CENTRAL PARKING CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

          Independent Auditors' Report ..................................................................      29

          Consolidated Balance Sheets as of September 30, 1999 and 2000 .................................      30

          Consolidated Statements of Earnings for the Years Ended September 30,
               1998, 1999, and 2000......................................................................      31

          Consolidated Statements of Changes in Shareholders' Equity and
               Comprehensive Income for the Years Ended September 30, 1998, 1999, and 2000 ..............      32

          Consolidated Statements of Cash Flows for the Years Ended September 30,
               1998, 1999, and 2000......................................................................      33

          Notes to Consolidated Financial Statements ....................................................      35

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS
CENTRAL PARKING CORPORATION AND SUBSIDIARIES:

         We have audited the accompanying consolidated balance sheets of Central Parking Corporation and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. Separate financial statements of Allright Holdings, Inc. also included in the 1998 restated consolidated financial statements were audited by other auditors whose report dated October 9, 1998, expressed an unqualified opinion on those statements and referred to a business combination effective October 31, 1996 which resulted in new basis of accounting for the assets and liabilities of Allright Holdings, Inc., the successor company. Our opinion, insofar as it relates to the amounts included for Allright Holdings, Inc., is based solely on the report of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Parking Corporation and subsidiaries as of September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Nashville, Tennessee
November 27, 2000

                           CENTRAL PARKING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share data


                                                                               SEPTEMBER 30,
                                                                        -----------------------------
                                                                            1999              2000
                                                                        -----------       -----------
ASSETS
Current assets:
   Cash and cash equivalents                                            $    53,669       $    43,214
   Management accounts receivable                                            33,288            32,052
   Accounts receivable - other                                               18,966            14,995
   Current portion of notes receivable (including amounts due
      from related parties of $509 in 1999 and $763 in 2000)                 12,503             4,090
   Prepaid rent                                                              14,222             8,307
   Prepaid other expenses                                                     7,438             4,953
   Deferred income taxes                                                        247               612
   Prepaid and refundable income taxes                                        5,374                --
                                                                        -----------       -----------
      Total current assets                                                  145,707           108,223
Investments, at amortized cost (fair value
   $5,480 in 1999 and $5,775 in 2000)                                         5,488             5,778
Notes receivable, less current portion                                       47,870            46,153
Property, equipment, and leasehold improvements, net                        421,090           432,833
Contracts and lease rights, net                                              97,158            96,607
Goodwill, net                                                               277,800           264,756
Investment in and advances to partnerships and joint ventures                32,218            30,306
Other assets                                                                 37,246            37,649
                                                                        -----------       -----------
                                                                        $ 1,064,577       $ 1,022,305
                                                                        ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capital lease
      obligations                                                       $    31,682       $    55,760
   Accounts payable                                                          74,778            73,461
   Accrued payroll and related costs                                         12,268            14,287
   Accrued expenses                                                          20,051            12,236
   Management accounts payable                                               33,416            33,452
   Income taxes payable                                                       4,171             8,279
                                                                        -----------       -----------
      Total current liabilities                                             176,366           197,475
Long-term debt and capital lease obligations, less current portion          337,481           253,535
Deferred rent                                                                17,681            18,794
Deferred compensation                                                        12,058            11,732
Deferred income taxes                                                        27,702            24,801
Minority interest                                                            31,112            31,108
Other liabilities                                                             5,058             4,603
                                                                        -----------       -----------
      Total liabilities                                                     607,458           542,048
                                                                        -----------       -----------
Company-obligated mandatorily redeemable convertible securities of
   Subsidiary holding solely parent debentures                              110,000           110,000
Shareholders' equity

   Common stock, $0.01 par value; 50,000,000 shares
      authorized, 36,753,977 and 36,330,275 shares issued and
      outstanding in 1999 and 2000, respectively                                368               363
   Additional paid-in capital                                               259,853           248,817
   Foreign currency translation adjustment                                      (20)             (144)
   Retained earnings                                                         87,364           121,612
   Deferred compensation on restricted stock                                   (446)             (391)
                                                                        -----------       -----------
      Total shareholders' equity                                            347,119           370,257
                                                                        -----------       -----------
                                                                        $ 1,064,577       $ 1,022,305
                                                                        ===========       ===========



See accompanying notes to consolidated financial statements.

                           CENTRAL PARKING CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in thousands, except per share data

                                                                       YEAR ENDED SEPTEMBER 30,
                                                               -----------------------------------------
                                                                  1998            1999            2000
                                                               ---------       ---------       ---------
Revenues:
   Parking                                                     $ 534,573       $ 639,086       $ 628,666
   Management contract                                            65,826          91,386         102,263
                                                               ---------       ---------       ---------
      Total revenues                                             600,399         730,472         730,929
                                                               ---------       ---------       ---------
Costs and expenses:
   Cost of parking                                               441,704         535,168         528,684
   Cost of management contracts                                   15,000          27,740          36,270
   General and administrative                                     63,726          77,312          71,946
   Goodwill and non-compete amortization                           8,317          11,607          12,120
   Merger costs                                                       --          40,970           3,747
                                                               ---------       ---------       ---------
      Total costs and expenses                                   528,747         692,797         652,767
Property-related gains (losses), net                                (639)          3,006             935
                                                               ---------       ---------       ---------
Operating earnings                                                71,013          40,681          79,097
                                                               ---------       ---------       ---------
Other income (expenses):
   Interest income                                                 5,677           6,639           6,904
   Interest expense                                              (30,232)        (26,951)        (27,004)
   Dividends on company-obligated mandatorily redeemable
      convertible securities of a subsidiary trust                (3,247)         (5,926)         (6,012)
   Minority interest                                              (1,939)         (2,612)         (3,334)
   Equity in partnership and joint venture earnings                5,246           5,233          10,260
                                                               ---------       ---------       ---------
      Earnings before income taxes and extraordinary item         46,518          17,064          59,911
Income tax expense:
   Current                                                        17,596          15,423          25,843
   Deferred                                                        2,777          (3,043)         (2,566)
                                                               ---------       ---------       ---------
      Total income taxes                                          20,373          12,380          23,277
Earnings before extraordinary item                                26,145           4,684          36,634
Extraordinary item, net of tax                                        --          (1,002)           (195)
                                                               ---------       ---------       ---------
      Net earnings                                             $  26,145       $   3,682       $  36,439
                                                               =========       =========       =========
Basic earnings per share:
   Earnings before extraordinary item                          $    0.76       $    0.13       $    1.01
   Extraordinary item, net of tax                              $      --       $   (0.03)      $   (0.01)

   Net earnings                                                $    0.76       $    0.10       $    1.00
Diluted earnings per share:
   Earnings before extraordinary item                          $    0.74       $    0.13       $    0.99
   Extraordinary item, net of tax                              $      --       $   (0.03)             --
   Net earnings                                                $    0.74       $    0.10       $    0.99


See accompanying notes to consolidated financial statements.

                           CENTRAL PARKING CORPORATION

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Amounts in thousands

                                                                                 FOREIGN                DEFERRED
                                                                   ADDITIONAL   CURRENCY              COMPENSATION
                                              NUMBER OF   COMMON    PAID-IN    TRANSLATION  RETAINED  ON RESTRICTED
                                               SHARES      STOCK    CAPITAL    ADJUSTMENT   EARNINGS      STOCK       TOTAL
                                             ----------  -------   ----------  -----------  --------- -------------  --------
Balance at September 30, 1997                  32,782     $ 328     $ 111,728     $  57     $  61,571     $(570)    $ 173,114
                                              -------     -----     ---------     -----     ---------     -----     ---------
Issuance of common stock for acquisitions       1,006        10        42,528        --            --        --        42,538
Issuance of common stock, net of
   offering and issuance costs                  2,612        26        99,854        --            --        --        99,880
Issuance under restricted stock
   plan and employment agreements                   3        --           129        --            --        --           129
Issuance under Employee Stock
   Ownership Plan                                  67         1           926        --            --        --           927
Common stock dividends                             --        --            --        --        (1,921)       --        (1,921)
Exercise of stock options and
   related tax benefits                            52         1         1,240        --            --        --         1,241
Amortization of deferred compensation              --        --            --        --            --        68            68
Comprehensive income:
Net earnings                                                                                   26,145                  26,145
Foreign currency translation adjustment            --        --            --      (207)           --        --          (207)
                                                                                                                    ---------
Total comprehensive income                                                                                             25,938
                                              -------     -----     ---------     -----     ---------     -----     ---------
Balance at September 30, 1998                  36,522     $ 366     $ 256,405     $(150)    $  85,795     $(502)    $ 341,914
                                              -------     -----     ---------     -----     ---------     -----     ---------
Allright equity adjustment to
   conform fiscal years                            --        --            --        --           (20)       --           (20)
Issuance under restricted stock
   plan and employment agreements                   1        --            74        --            --        --            74
Issuance under Employee Stock
   Ownership Plan                                  48        --         1,401        --            --        --         1,401
Common stock dividends                             --        --            --        --        (2,093)       --        (2,093)
Exercise of stock options and
   related tax benefits                           183         2         1,973        --            --        --         1,975
Amortization of deferred compensation              --        --            --        --            --        56            56
Comprehensive income:
Net earnings                                       --        --            --        --         3,682        --         3,682
Foreign currency translation adjustment            --        --            --       130            --        --           130
                                                                                                                    ---------
Total comprehensive income                                                                                              3,812
                                              -------     -----     ---------     -----     ---------     -----     ---------
Balance at September 30, 1999                  36,754     $ 368     $ 259,853     $ (20)    $  87,364     $(446)    $ 347,119
                                              -------     -----     ---------     -----     ---------     -----     ---------
Issuance under restricted stock
   plan and employment agreements                   3        --            48        --            --        --            48
Issuance under Employee Stock
   Ownership Plan                                  72         1         1,231        --            --        --         1,232
Common stock dividends                             --        --            --        --        (2,191)       --        (2,191)
Exercise of stock options and warrants and
   related tax benefits                           352         3         2,299        --            --        --         2,302
Amortization of deferred compensation              --        --            --        --            --        55            55
Repurchase of common stock                       (851)       (9)      (14,614)       --            --        --       (14,623)
Comprehensive income:
Net earnings                                       --        --            --        --        36,439        --        36,439
Foreign currency translation adjustment            --        --            --      (124)           --        --          (124)
                                                                                                                    ---------
Total comprehensive income                                                                                             36,315
                                              -------     -----     ---------     -----     ---------     -----     ---------
Balance at September 30, 2000                  36,330     $ 363     $ 248,817     $(144)    $ 121,612     $(391)    $ 370,257
                                              =======     =====     =========     =====     =========     =====     =========

See accompanying notes to consolidated financial statements.

                           CENTRAL PARKING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands

                                                                                         YEAR ENDED SEPTEMBER 30,
                                                                                   ------------------------------------
                                                                                      1998         1999          2000
                                                                                   ---------     --------     ---------
Cash flows from operating activities:
Earnings before extraordinary item                                                 $  26,145     $  4,684     $  36,634
Extraordinary item, net of tax                                                            --       (1,002)         (195)
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization of property                                          15,063       22,872        23,192
   Amortization of goodwill and non-compete agreements                                 8,317       11,607        12,120
   Amortization of contract and lease rights,
      straight-line rent, deferred financing fees and other                            5,294        8,652        10,923
   Equity in partnership and joint venture earnings                                   (5,246)      (5,233)      (10,260)
   Distributions from partnerships and joint ventures                                  4,369        5,149        10,039
   Net (gains) losses on property-related activities                                     639       (3,006)         (935)
   Deferred income taxes                                                               2,777       (3,043)       (2,566)
   Minority interest                                                                   1,939        2,612         3,334
   Charge for Edison minority interest write-up                                           --        7,000            --
   Tax benefit nonqualifying stock options                                               413          635           850
Changes in operating assets and liabilities, excluding effects of acquisitions:
   Management accounts receivable                                                     (1,955)     (13,441)        1,236
   Accounts receivable - other                                                         1,870       (5,432)        4,193
   Prepaid rent                                                                       (6,767)       1,708         5,923
   Prepaid expenses - other                                                              735       (1,673)        2,485
   Prepaid and refundable income taxes                                                   888       (4,108)        5,374
   Other assets                                                                         (321)     (10,864)        2,728
   Accounts payable, accrued expenses,
      and deferred compensation                                                       13,114        7,653        (8,810)
   Management accounts payable                                                        12,269        6,805            36
   Income taxes payable                                                               (2,970)       3,226         4,108
                                                                                   ---------     --------     ---------
Net cash provided by operating activities                                             76,573       34,801       100,409
                                                                                   ---------     --------     ---------
Cash flows from investing activities:
Proceeds from disposition of property and equipment                                    6,975       25,252        28,881
Investments in (repayments of) notes receivable, net                                    (395)     (12,377)       10,130
Purchase of property, equipment,
   and leasehold improvements                                                        (72,222)     (38,000)      (52,242)
Purchase of contract and lease rights                                                 (1,573)     (43,338)         (980)
Investments in and advances to partnerships,
   joint ventures and unconsolidated subsidiaries                                       (223)        (219)       (2,224)
Purchase of remaining interest in unconsolidated subsidiary                               --      (20,789)           --
Acquisitions of companies, net of cash acquired                                     (216,454)        (785)         (257)
Proceeds from maturities and calls of investments                                        374          712           537
Purchase of investments                                                                 (707)      (1,113)         (827)
                                                                                   ---------     --------     ---------
Net cash used by investing activities                                               (284,225)     (90,657)      (16,982)
                                                                                   ---------     --------     ---------


                                                                             YEAR ENDED SEPTEMBER 30,
                                                                      --------------------------- --------
                                                                         1998          1999        2000
                                                                      ---------     ---------     --------
Cash flows from financing activities:
Dividends paid                                                           (1,871)       (1,986)      (2,197)
Net borrowings (repayments) under revolving credit agreement            (24,360)       98,677      (60,914)
Proceeds from issuance of company-obligated mandatorily
   redeemable securities, net of issuance costs                         106,477            --           --
Proceeds from issuance of notes payable,
   net of issuance costs                                                125,137       263,615       13,300
Payment to minority interest partner                                         --        (2,103)      (3,338)
Principal repayments on notes payable                                  (107,759)     (302,413)     (28,718)
Distribution of debt proceeds from partnerships and
   joint ventures                                                        30,285            --           --
Repurchase of common stock                                                   --            --      (14,623)
Proceeds from issuance of common stock and exercise
   of stock options                                                     101,764         2,813        2,732
                                                                      ---------     ---------     --------
Net cash provided (used) by financing activities                        229,673        58,603      (93,758)
                                                                      ---------     ---------     --------
Foreign currency translation                                                166           178         (124)
                                                                      ---------     ---------     --------
Net increase (decrease) in cash and cash equivalents                     22,187         2,925      (10,455)
Cash and cash equivalents at beginning of period                         17,308        39,495       53,669
Cash and cash equivalents derived from Allright merger                       --        11,249           --
                                                                      ---------     ---------     --------
Cash and cash equivalents at end of period                            $  39,495     $  53,669     $ 43,214
                                                                      =========     =========     ========
Non-cash transactions:
   Purchase of property and equipment in exchange
      for liabilities                                                 $   1,314     $      --     $     --
   Issuance of stock in acquisitions                                  $  42,538     $      --     $     --
   Issuance of restricted stock                                       $     129     $      74     $     48
   Purchase of lease rights and contract rights with notes payable    $      --     $      --     $ 14,250
Effects of acquisitions:
   Estimated fair value of assets acquired                            $  94,718     $     285     $    365
   Purchase price in excess of the net assets
      acquired (goodwill)                                               233,333           500          355
   Estimated fair values of liabilities assumed                         (62,587)           --         (412)
   Common stock issued                                                  (42,538)           --           --
                                                                      ---------     ---------     --------
   Cash paid                                                            222,926           785          308
   Less cash acquired                                                    (6,472)           --          (51)
                                                                      ---------     ---------     --------
   Net cash paid for acquisitions                                     $ 216,454     $     785     $    257
                                                                      =========     =========     ========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

         (A) ORGANIZATION AND BASIS OF PRESENTATION

         Central Parking Corporation ("CPC") is a United States company chartered in the State of Tennessee. The consolidated financial statements include accounts of Central Parking Corporation and its subsidiaries (the "Company" or "Central Parking") including Central Parking System, Inc. ("CPS") and its wholly-owned U.S. subsidiaries; Kinney System Holdings, Inc. and its wholly-owned subsidiaries ("Kinney"); Central Parking System of the United Kingdom, Ltd. and its wholly-owned subsidiary ("CPS-UK"); Central Parking System Realty, Inc. and its wholly-owned subsidiaries ("Realty"); Allright Holdings, Inc. and its wholly-owned subsidiaries ("Allright"), including Edison Parking Management, L.P. ("Edison"), a 50% owned partnership under Allright control. The results of operations of the remaining 50% of Edison are eliminated as a minority interest. Central Parking Finance Trust was established during the year ended September 30, 1998. All significant inter-company transactions have been eliminated.

         The accompanying consolidated financial statements have been restated to reflect the impact of the merger between Central Parking and Allright, which was consummated on March 19, 1999. The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under Accounting Principles Board ("APB") Opinion No. 16. "Business Combinations." Accordingly, Central Parking's financial statements have been restated to reflect the combined results of operations, financial position and cash flows of Central Parking and Allright as if Allright had been part of Central Parking since Allright's inception date of October 31, 1996. Prior to the consummation of the merger, Allright's fiscal year end was June 30. In recording the merger, Allright's historical consolidated financial statements as of and for the year ended June 30, 1998, have been combined with the Company's consolidated financial statements as of and for the Company's fiscal years ended 1998. As a result of conforming Allright's fiscal year with that of the Company's, the historical results of operations of Allright for the three-month period ended September 30, 1998 have been recorded directly to the Company's consolidated shareholders' equity. In addition, the consolidated income tax provision has been restated on a combined basis. The impact of the restatement was to decrease net earnings by $533 thousand in 1998. There were no material transactions between Central Parking and Allright prior to the Merger.

         The Company provides parking consulting services and manages parking facilities throughout the world, principally in the United States and United Kingdom. The Company manages and operates owned or leased parking facilities, manages and operates parking facilities owned or leased by third parties, and provides financial and other advisory services to clients.

         (B) REVENUES

         Parking revenues include the parking revenues from leased and owned locations. Management contract revenues represent revenues (both fixed and performance based fees) from facilities managed for other parties, and miscellaneous management fees for accounting, insurance and other ancillary services such as consulting and transportation management services. Parking revenues, fixed fee management contract revenues and miscellaneous management fees are recognized when earned. Management contract revenues related to performance based arrangements are accrued when it is deemed probable that such amounts will be received.

         Management accounts payable reflected on the accompanying consolidated balance sheets is reflected net of cash. Such cash balances belong to the owners of the various managed facilities, but they are held by the Company and are used to pay expenses of the managed facilities and ultimately to settle the balance due to the owners of the managed facilities.

         (C) CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company considers cash and cash equivalents to include cash on hand, in banks, and short-term, highly liquid investments with original maturities of three months or less.

         (D) INVESTMENTS

         Investment securities consist of debt obligations of states and political subdivisions and are classified into one of three categories, as follows: (i) held-to-maturity debt securities, (ii) trading securities, and
(iii) securities available-for-sale. Classification of a debt security as held-to-maturity is based on the Company's positive intent and ability to hold such security to maturity. At September 30, 1999 and 2000, all of the Company's investment securities were classified as held-to-maturity. Such securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to fair value and the amount of the write-down is reflected in earnings.

         (E) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

         Property, equipment, computer software, computer hardware, and leasehold improvements are recorded at cost. Depreciation is provided principally on a straight-line basis over a period of one to fifteen years for furniture, fixtures, and equipment, over three years for computer software, over five years for computer hardware, and over thirty to forty years for buildings. Leasehold improvements are amortized over the remaining base lease term or the estimated useful life of the asset, whichever is shorter.

         (F) INVESTMENT IN PARTNERSHIPS AND JOINT VENTURES

         The Company has a number of joint ventures to operate and develop parking garages through either corporate joint ventures, general partnerships, limited liability companies, or limited partnerships. The financial results of the Company's joint ventures are generally accounted for under the equity method and are included in equity in partnership and joint venture earnings in the accompanying consolidated statements of earnings with the exception of Edison, which is consolidated into the Company's financial statements, with the remaining 50% eliminated through minority interest.

         (G) INVESTMENT IN EDISON PARKING MANAGEMENT, L.P.

         On June 1, 1997, Allright acquired a 50 percent controlling interest in Edison. Edison's assets include management contracts contributed by the limited partner, Park Fast Parking Management, L.P. ("Park Fast"), a third party. These management contracts were recorded at their estimated fair market value and are being amortized on a straight-line basis over their estimated lives, which average 12 years.

         In conjunction with the Company's merger with Allright, Allright entered into a restructuring agreement whereby Allright loaned an additional $9.9 million to the limited partner and amended certain other related agreements. In addition, the parties agreed that the limited partner's capital account would be increased to $29.4 million as of the effective date of the restructuring, which coincided with the consummation date of the merger with Allright. As a result of this increase in the limited partner's capital account, the Company recorded a $7.0 million charge to operations concurrent with the merger. Such charge is reflected in merger costs in the accompanying consolidated statement of earnings for fiscal 1999.

         (H) CONTRACT AND LEASE RIGHTS

         Contract and lease rights consist of capitalized payments made to third parties which provide the Company the opportunity to manage or lease facilities. Contract and lease rights are allocated among respective locations and are amortized principally on a straight-line basis over the terms of related agreements which range from five to thirty years, or an estimated term considering anticipated terminations and renewals.

         (I) GOODWILL

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, ranging from five to thirty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

         (J) OTHER ASSETS

         Other assets is comprised of a combination of the cash surrender value of key man life insurance policies, security deposits, key money deposits with clients, deferred issuance costs related to the sale of Preferred Securities discussed in Note 10, deferred debt issuance costs related to the Company's credit facilities, and non-compete agreements. Key money represents deposits and prepayments tendered to clients at the inception of long-term relationships, and is amortized over the life of the applicable lease. Non-compete agreements are amortized over the life of the agreement, or the economic useful life whichever is shorter. Deferred issuance costs related to the Preferred Securities are amortized over the 30-year life of the underlying subordinated debentures. Deferred debt issuance costs are amortized over the life of the related debt.

         (K) LEASE TRANSACTIONS AND RELATED BALANCES

         The Company accounts for operating lease obligations and sublease income on a straight-line basis. Contingent or percentage payments and receipts are recognized when operations indicate such amounts will be paid or received. Lease obligations paid in advance are included in prepaid rent. The difference between actual lease payments and straight-line lease expenses over the lease term is included in accrued expense or deferred rent, as appropriate. Rent expense for all operating leases and rental income from subleases are reflected in cost of parking, or general and administrative expenses.

         In connection with its acquisitions, the Company revalued certain leases to estimated fair market value at the time of the respective acquisition. Favorable operating leases of entities acquired represent the present value of the excess of the current market rental over the contractual lease payments. Unfavorable operating leases of entities acquired represent the present value of the excess of the contractual lease payments over the current market rental. Such write-ups and write-downs are amortized on a straight-line basis over the remaining life of the underlying lease, or 30 years, whichever is shorter. Favorable and unfavorable lease rights are reflected on the accompanying consolidated balance sheets in contract and lease rights and other liabilities, respectively.

         (L) PROPERTY-RELATED GAINS (LOSSES), NET

         Property-related gains (losses), net reflected on the accompanying consolidated statements of earnings include (i) realized gains and losses on the sale of owned parking facilities assets, (ii) impairment of long-lived assets, and (iii) costs incurred to terminate an existing parking facility lease prior to its contractual termination date.

         (M) IMPAIRMENT OF LONG-LIVED ASSETS

         The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less the costs to sell.

         The Company periodically reviews the carrying value of long-lived assets to determine if the net book values of such assets continue to be recoverable over the remainder of the original estimated useful life. In performing this review for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected net future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized based on the estimated diminution of value. If the assets involved are to be held and used in the operations of the Company, consideration is also given to actions or remediations the Company might take in order to achieve the original estimates of cash flows.

         (N) INCOME TAXES

         The Company files a consolidated federal income tax return. The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Work opportunity tax credits are accounted for by the flow-through method, which recognizes the credits as reductions of income tax expense in the year utilized. The Company does not provide for federal income taxes on the accumulated earnings considered permanently reinvested in foreign subsidiaries.

         (O) PRE-OPENING EXPENSES

         The direct and incremental costs of hiring and training personnel associated with the opening of new parking facilities and the associated internal development costs are expensed as incurred.

         (P) PER SHARE AND SHARE DATA

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

         (Q) FOREIGN CURRENCY TRANSLATION

         The financial position and results of operations of the Company's foreign subsidiaries and equity method joint ventures are measured using local currency as the functional currency. Translation adjustments arising from the differences in exchange rates from period to period are generally included in the currency translation adjustment in shareholders' equity.

         (R) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company discloses the fair values of on- and off-balance sheet financial instruments for which it is practicable to estimate the value. Fair value disclosures exclude certain financial instruments such as trade receivables and payables when carrying values approximate the fair value. Fair value disclosures are not required for employee benefit obligations, lease contracts, and all non-financial instruments such as land, buildings and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of September 30, 2000. Book value approximates fair value for substantially all of the Company's assets, liabilities and off-balance sheet derivatives that fall under the fair value disclosure requirements.

         (S) STOCK OPTION PLAN

         The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         (T) BUSINESS CONCENTRATION

         Approximately 41% of the Company's total revenues for fiscal year 2000 were attributable to parking and management contract operations geographically located in the Northeastern area of the United States. See also Note 18.

         (U) RISK MANAGEMENT

         The Company utilizes a combination of indemnity and self insurance coverages up to certain maximum losses for liability, health and workers' compensation claims. The accompanying consolidated balance sheets reflect the estimated losses related to such risks. These policies have deductibles which must be met before the insurance companies are required to reimburse the Company for costs and liabilities related to covered claims.

         (V) USE OF ESTIMATES

         Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

         (W) RECENT ACCOUNTING PRONOUNCEMENTS

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

         The Company must adopt the provisions of SFAS No. 133 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," on October 1, 2000. On adoption, the provisions of SFAS No. 133 and SFAS No. 138 must be applied prospectively. It is estimated that adoption of SFAS No. 133 and SFAS No. 138 will result in the Company recording a net transition loss of $402 thousand, net of related income tax of $268 thousand, in accumulated other comprehensive income at October 1, 2000. Further, the adoption of SFAS No. 133 and SFAS 138 will result in the Company reducing derivative instrument assets by $282 thousand and recording $387 thousand of derivative instrument liabilities.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 16, 1998. SOP 98-1 defines which costs incurred to develop or purchase internal use software should be capitalized and which should be expensed. The Company adopted this SOP in fiscal 2000. Such adoption did not have a material impact on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 establishes specific criteria for revenue recognition. The Company must adopt the provisions of SAB 101 no later than the fourth quarter of fiscal 2001. The Company is in the process of evaluating whether this SAB will have a material impact on the Company's revenue recognition and presentation policies.

         (X) RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation. Certain reclassifications have been made to Allright's historical financial statements to conform to the Company's presentation.

(2) BUSINESS COMBINATIONS

         ALLRIGHT MERGER

         On March 19, 1999, Central Parking completed a merger with Allright, pursuant to which approximately 7.0 million shares of Central Parking common stock and approximately 0.5 million options and warrants to purchase common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction has been accounted for as a pooling-of-interests under APB Opinion No. 16. Accordingly, Central Parking's consolidated financial statements have been restated to reflect the combined results of operations, financial position and cash flows of Central Parking and Allright as if Allright had been part of Central Parking since October 31, 1996, the date of Allright's inception.

         The Company incurred merger costs of approximately $41.0 million and $3.7 million in fiscal 1999 and 2000, respectively, in connection with the merger with Allright. These costs, which are directly attributable to the merger and incremental to the combining companies, are recognized when incurred and are reflected in the accompanying statement of earnings as merger costs. Included in these costs are approximately $22.0 million for professional fees; comprised of investment banking, legal, accounting, and consulting fees; $12.4 million related to employment agreements and severance contracts; $7.0 million related to the restructuring agreement with the limited partner of Edison (See Note 1(g)); and the balance of $3.3 million in travel, supplies, printing, and other out of pocket costs. In connection with the merger, Allright entered into certain employment and management continuity agreements with certain employees. See Note 14.

         Following are the results of operations for the separate companies prior to the merger and the combined amounts presented in the consolidated financial statements (in thousands):

                                                     YEAR ENDED SEPTEMBER 30,
                                                               1998
                                                     ------------------------

Total revenue:
Central Parking                                            $383,175
Allright                                                    217,224
                                                           --------
                                                           $600,399
                                                           ========

Earnings (loss) before income taxes and
  extraordinary item:

Central Parking                                            $ 44,224
Allright                                                      2,294
                                                           --------
                                                           $ 46,518
                                                           ========

         PURCHASE ACQUISITIONS

         NATIONAL GARAGES, INC.

         On December 1, 1997, Allright purchased substantially all of the assets of National Garages, Inc. ("National"), a privately owned parking company based in Detroit, which operated facilities located primarily in the Midwestern United States. The purchase price of approximately $3.7 million was paid in cash and financed through working capital and $2.2 million in debt under Allright's previous revolving line of credit.

         KINNEY SYSTEM HOLDING CORP.

         On February 12, 1998, Central Parking acquired Kinney System Holding Corp ("Kinney"), a privately held parking company headquartered in New York City, for approximately $208.8 million, including $171.8 million in cash and $37.0 million (882,422 shares) in Central Parking common stock. In connection with this transaction, Central Parking assumed $10.3 million in capital leases, refinanced $24.2 million in existing Kinney debt and assumed $4.6 million of Kinney debt. Central Parking financed the Kinney acquisition through borrowings under the Company's credit facility, and ultimately from the issuance of Central Parking common stock and Central Parking obligations pursuant to the Trust Issued Preferred Securities. Kinney operated parking facilities' in the New York City metropolitan area, Boston, Philadelphia and Washington, D.C. The acquisition was accounted for as a purchase and the results of operations are included in the Company's consolidated financial statements from February 12, 1998. The excess of purchase price over the fair value of net assets acquired of $197.6 million is being amortized on a straight-line basis over 30 years.

         In connection with the Kinney acquisition, the remaining 50% interest in Spectrum Parking Associates ("Spectrum") was acquired for $3.6 million. The acquisition was accounted for as a purchase and the results of operations are included in the Company's consolidated financial statements from February 13, 1998. The excess of purchase price over the fair value of net assets acquired of $2.2 million is being amortized on a straight-line basis over 18 years.

         CENTRAL PARKING SYSTEM OF LOUISIANA, INC.

         Central Parking had historically owned 50% of Central Parking System of Louisiana ("CPS-Louisiana") and on March 30, 1998, purchased the remaining 50% from Property Service Corporation for $2.5 million in Central Parking common stock (52,631 shares). The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to CPS-Louisiana assets and liabilities. The excess of purchase price over fair value of net assets acquired of $2.5 million is being amortized on a straight-line basis over 5 years.

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

         STERLING PARKING, INC.

         On July 1, 1998, Central Parking purchased substantially all of the assets of Sterling Parking, Inc. ("Sterling"), a privately-held parking company headquartered in Atlanta, Georgia for $4.3 million, including $2.1 million in cash and $2.2 million (54,358 shares) in Central Parking common stock. Sterling operated parking facilities in Georgia, Florida, Virginia, California, and Kentucky. The results of operations are included in the Company's consolidated financial statements from July 1, 1998. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to Sterling's assets and liabilities. The excess of purchase price over fair value of net assets acquired of $4.5 million is being amortized on a straight-line basis over 10 years.

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

         NEW YORK PARTNERSHIP

         On May 28, 1999 the Company purchased the remaining 60% interest in a partnership, a limited liability company, which operates a parking facility in New York City for $20.5 million in cash. The Company previously owned 40% of the partnership. The previous partner will continue to manage the garage through June 2006.

         ARIZONA STADIUM PARKING GARAGE, LLC

         In October 1999, the Company purchased the remaining 50% interest in Arizona Stadium Parking Garage LLC, a limited liability company that manages the parking activities for the Arizona stadium, for approximately $1.5 million in cash. The Company previously owned 50% of the LLC. In accordance with the partnership agreement, the Company was required to repay the outstanding note payable and incurred approximately $195 thousand of expenses, net of tax, related to early extinguishments of debt. This expense has been accounted for as an extraordinary loss.

         BLACK ANGUS GARAGE

         On March 15, 2000, a LLC of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City for $19.6 million in cash. $13.3 million of the purchase was financed with a five-year note. The remainder was financed from borrowings under the new credit facility.

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

         Pro forma results of acquisitions for fiscal 1999 and 2000 are not presented because the impact of acquisitions to reported results is not significant.

(3) NOTES RECEIVABLE

         In connection with the Kinney acquisition, the Company acquired a note receivable from the City of New York (the "City") related to two parking garages which were built on behalf of the City. The Company also has a long-term management agreement to operate the parking garages. Amounts advanced for the construction of the garages were recorded as a note receivable and are being repaid by the City in monthly installments of $156 thousand including interest at 8.0% through December 2007. In connection with the purchase, the note receivable was recorded at estimated fair value. At September 30, 2000, the book value of the note receivable was $10.6 million.

         In June 1997, Allright loaned the limited partner of Edison $16.5 million in connection with Allright's acquisition of its general partnership interest in Edison. In conjunction with the merger of Allright and Central Parking, the partnership agreement was restructured and an additional $9.9 million was advanced to the limited partner. The amended note receivable totals $26.4 million and bears interest at 10%. The note matures June 1, 2006 and is secured by a pledge of, and security interest in, the limited partner's partnership interest in Edison.

         In connection with the Allright merger, the Company acquired a mortgage note of $2.5 million, bearing interest at 7.7%, from a partnership which is secured by a parking garage and rental assignments. The loan is a balloon note which matures in August 2010. In connection with the acquisition of Allied, the Company obtained notes receivables totaling $4.9 million, secured by an assignment of rents from the properties being leased. The notes are payable monthly and bear interest at the rate of 7.0%.

         The remainder of the notes receivable consist of notes ranging from $10 thousand to $1.5 million at the end of fiscal 1999, and notes ranging from $10 thousand to $1.1 million at the end of fiscal 2000. The notes bear interest at rates ranging from 7.2% to 12.0% at the end of fiscal 2000.

(4) INVESTMENTS

         The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values for such securities are presented as follows (in thousands):

                               SEPTEMBER 30,
                          ------------------------
                           1999             2000
                          -------          -------

Amortized cost            $ 5,488          $ 5,778
Unrealized gains               67               96
Unrealized losses             (75)             (99)
                          -------          -------
   Fair value             $ 5,480          $ 5,775
                          =======          =======

         The amortized cost and approximate fair value of debt securities at September 30, 2000 by average estimated maturity are shown below (in thousands):

                                              AMORTIZED COST      FAIR VALUE
                                              --------------      ----------

Due in one year or less                           $  571            $  576
Due after one year through five years              1,493             1,509
Due after five years through ten years             2,055             2,065
Due after ten years                                1,659             1,625
                                                  ------            ------
Total securities                                  $5,778            $5,775
                                                  ======            ======

(5) PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

         A summary of property, equipment, and leasehold improvements and related accumulated depreciation and amortization is as follows (in thousands):

                                                           SEPTEMBER 30,
                                                     ------------------------
                                                       1999            2000
                                                     --------        --------

Leasehold improvements                               $ 38,579        $ 41,328
Buildings and garages                                  72,302          73,296
Operating equipment                                    52,907          59,470
Furniture and fixtures                                  5,101           5,603
Capital leases                                          5,096           4,359
Aircraft                                                4,250           4,250
                                                     --------        --------
                                                     $178,235        $188,306
Less accumulated depreciation and amortization         46,667          63,817
                                                     --------        --------
                                                      131,568         124,489
Land                                                  289,522         308,344
                                                     --------        --------
Property, equipment and
    leasehold improvements, net                      $421,090        $432,833
                                                     ========        ========

(6) INTANGIBLE AND OTHER ASSETS

         Contract and lease rights consist of (in thousands):

                                                  SEPTEMBER 30,
                                          ----------------------------
                                            1999                2000
                                          --------            --------

Contract and lease rights                 $115,535            $121,047
Less accumulated amortization               18,377              24,440
                                          --------            --------
Contract and lease rights, net            $ 97,158            $ 96,607
                                          ========            ========

Goodwill at September 30, 1999 and 2000 consists of (in thousands):

                                                            SEPTEMBER 30,
                                                       ----------------------
                                                         1999          2000
                                                       --------      --------

Excess of purchase price over net assets acquired      $298,831      $297,252
Less accumulated amortization                            21,031        32,496
                                                       --------      --------
Goodwill, net                                          $277,800      $264,756
                                                       ========      ========

Amortization of goodwill amounted to $8.0 million, $11.1 million, and $11.4 million for the years ended September 30, 1998, 1999, and 2000, respectively.

Included in other assets are unamortized balances related to non-competition agreements of $1.9 million at September 30, 1999 and $1.3 million at September 30, 2000.

(7) PROPERTY-RELATED GAINS (LOSSES), NET

         The Company routinely disposes of owned properties due to various factors, including economic considerations, unsolicited offers from third parties and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. Additionally, during the years ended September 30, 1999 and 2000, the Company divested certain owned and leased parking facilities pursuant to a settlement agreement with the Antitrust Division of the United States Department of Justice (the "DOJ") in connection with the merger with Allright.

         A summary of property-related gains and losses for the years ended September 30, 1998, 1999 and 2000 is as follows:


                                                                 YEARS ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                             1998          1999          2000
                                                             -----       -------       -------
Net gains (losses) on sale of property                       $(639)      $ 4,222       $ 6,129
Impairment charges for property, plant and equipment            --        (1,216)         (729)
Impairment charges for contract rights and lease rights         --            --        (4,080)
Lease termination costs                                         --            --          (385)
                                                             -----       -------       -------
Total property-related gains (losses), net                   $(639)      $ 3,006       $   935
                                                             =====       =======       =======

         In fiscal 1999, the Company recognized an impairment charge of approximately $1.2 million related to a parking facility the Company was in the process of selling. The impairment charge was based on a sales contract entered into in fiscal 1999. The transaction closed in early fiscal 2000. Impairment charges recognized in fiscal 2000 include $3.3 million attributable to assets subsequently disposed of during the year. These impairment charges were derived using estimates of net realizable values. The remaining $1.5 million impairment charge was attributable to assets held for use, and was based on estimated fair value using estimated cash flows of the applicable parking facility discounted at the Company's average cost of funds.

(8) INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS AND JOINT VENTURES

         The following tables reflect the financial position and results of operations for the partnerships and joint ventures as of September 30, 1999 and 2000, and for the three years ended September 30, 2000 (in thousands):



                                           INVESTMENT IN AND               ADVANCES
                                          ACCUMULATED LOSSES IN        TO PARTNERSHIPS
                                           PARTNERSHIPS AND               AND JOINT
                                            JOINT VENTURES                 VENTURES
                                        -----------------------       ------------------
                                           1999           2000         1999        2000
                                        --------       --------       ------      ------
Civic Parking, LLC                      $ 14,439       $ 14,607       $   --      $   --
Commerce Street Joint Venture               (898)          (944)         688         668
Larimer Square Parking Associates          1,003          1,030        2,022       1,781
Lodo Parking Garage                        1,200          1,164           --          --
Arizona Stadium Parking Garage, LLC        1,540             --           --          --
CPS Mexico                                 1,615          2,608        3,222       4,402
157166 Canada, Inc.                          (46)           (49)       1,150       1,143
Walnut-12                                    932             --           --          --
Capital Commons                              557             --           --          --
Other                                      3,438          3,438        1,356         458
                                        --------       --------       ------      ------
                                        $ 23,780       $ 21,854       $8,438      $8,452
                                        ========       ========       ======      ======


                                              EQUITY IN PARTNERSHIPS AND             JOINT VENTURES
                                               JOINT VENTURES EARNINGS                    DEBT
                                          ----------------------------------      --------------------
                                            1998          1999         2000         1999         2000
                                          -------       -------      -------      -------      -------
Civic Parking, LLC                        $ 2,383       $ 1,844      $ 2,068      $59,060      $58,370
Commerce Street Joint Venture                 602           584          658        7,058        6,759
Larimer Square Parking Associates             103           164          239        3,137        3,027
12 West 48th Street, LLC                      548           510           --           --           --
Lodo Parking Garage                           145           203          269           --           --
Arizona Stadium Parking Garage, LLC           230            20           --        1,969           --
CPS Mexico                                    505           638          991           --           --
157166 Canada, Inc.                            (4)            5            5           --           --
Walnut-12                                     164           158           --           --           --
Capital Commons                               227           425        5,417           --           --
Other                                         343           682          613        4,343           --
                                          -------       -------      -------      -------      -------
                                          $ 5,246       $ 5,233      $10,260      $75,567      $68,156
                                          =======       =======      =======      =======      =======

              (A) CIVIC PARKING, LLC

              The Company has a 50% joint venture ownership in Civic Parking LLC ("Civic") which owns four parking garages and retail space in St. Louis, Missouri. The Company's results of operations include 50% of the net earnings of Civic for the periods presented.

              In March 1998, Civic obtained financing with a financial institution for approximately $60 million. Civic distributed the loan proceeds to its shareholders, and as a result, Central Parking received in 1998 net proceeds of $30.3 million from this transaction, which reduced the Company's carrying value of its investment in partnerships and joint ventures. Unaudited summary information for Civic Parking is as follows (in thousands):



                                                           SEPTEMBER 30,
                                                    -----------------------
                                                       1999           2000
                                                    --------       --------
         Financial position:
             Land, property and equipment, net      $ 88,304       $ 87,709
             Cash                                      1,121          1,132
             Other assets                                344            493
             Liabilities                             (60,567)       (59,499)
                                                    --------       --------
             Net assets                             $ 29,202       $ 29,835
                                                    ========       ========

                                                    YEAR ENDED SEPTEMBER 30,
                                                    -----------------------
                                                      1999           2000
                                                    --------       --------
         Results of operations:
             Revenue                                $ 10,038       $ 10,889
             Cost of operations                        6,704          6,603
                                                    --------       --------
             Net earnings                           $  3,334       $  4,286
                                                    ========       ========

             Distributions to Central Parking       $  2,313       $  1,900
                                                    ========       ========

              (B) COMMERCE STREET JOINT VENTURE REALTY

              Commerce Street Joint Venture Realty, a subsidiary of Central Parking Corporation, has a 50% interest in a joint venture that owns a parking complex in Nashville, Tennessee. The complex consists of the original parking garage and retail space (the "Original Facility") and an addition to the parking garage (the "Addition") constructed several years after the completion of the Original Facility.

              The joint venture financed the Original Facility with industrial development bonds in the original principal amount of $8.6 million (the "Series A Bonds") issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the "Metro IDB"). The Metro IDB holds title to the Original Facility, which it leases to the joint venture under a lease expiring in 2016. The lease of the Original Facility obligates the venture to make lease payments corresponding to principal and interest payable on Series A Bonds and provides the venture with an option to purchase the Original Facility at any time by paying the amount due under the Series A Bonds and making a nominal purchase payment to the Metro IDB.

              Also included in investments in and advances to partnerships and joint ventures are the Series B Bonds purchased in April 1994 relating to the Commerce Street Joint Venture in the amounts of $688 thousand and $668 thousand at September 30, 1999 and 2000, respectively. The Bonds require monthly interest and principal payments at the index rate (prime) plus 250 basis points (12% at September 30, 2000) through 2009. The minimum interest rate is 9.5% and the maximum interest rate is 12%. The Bonds are secured by a mortgage on the project which is subordinate to the industrial development bonds. The remainder of the Series B Bonds are owned by the other joint venture partner.

              (C) LARIMER SQUARE PARKING ASSOCIATES

              The Company owns a 50% interest in a joint venture that owns a parking complex in Denver, Colorado. The complex, which was completed in February 1996, was constructed and financed by the joint venture partners. The Company invested $991 thousand in the joint venture and loaned the joint venture $1.1 million in the form of a construction note, bearing interest at 9.5%, which was converted to a term note in August 1996, following completion of the project. An additional $1.4 million was loaned by the Company which will be repaid through sales tax and property tax revenues by the Denver Urban Renewal Authority at an interest rate of 10%. The Company manages the parking facility for the venture.

              (D) 12 WEST 48TH STREET, LLC

              In connection with the Kinney acquisition, the Company acquired a 40% interest in a limited liability company which owns and operates a garage and two adjacent buildings in New York City. During 1999, the Company purchased the remaining 60% interest in the limited liability company for $20.5 million in cash. The previous partner will continue to manage the garage through June 2006.

              (E) LODO PARKING GARAGE, LLC

              In March 1995, the Company acquired a 50% interest in a joint venture which holds a parking complex in Denver, Colorado. The Company invested $1.4 million in the joint venture and manages the parking facility for the joint venture.

              (F) ARIZONA STADIUM PARKING GARAGE, LLC

              The Company owned a 50% interest in a joint venture which constructed the Arizona Diamondback Stadium Parking Garage. The Company operated this parking facility for the joint venture. The Company purchased the remaining interest in this partnership in October 1999 for $1.5 million.

              (G) CPS MEXICO, INC.

              The Company holds a 50% interest in a Mexican joint venture which manages and leases various parking structures in Mexico. The Company also has advanced $3.2 million and $4.4 million at September 30, 1999 and 2000, respectively, to the affiliate. These loans bear interest between 10% and 15% and require principal payments over various terms through 2008.

              (H) 157166 CANADA, INC.

              In September 1998, the Company acquired a 50% interest in a Canadian joint venture which holds a parking facility in Montreal, Quebec. The Company operates this parking facility for the joint venture.

              (I) CAPITAL COMMONS

              The Company held a 50% limited partnership interest in this partnership. In fiscal 2000, the Company recorded to equity in partnership and joint venture earnings a $5 million gain due to the sale of a property by Capital Commons. The partnership was terminated subsequent to this transaction.

(9) LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                                     AS OF SEPTEMBER 30,
                                                                  -------------------------
                                                                     1999            2000
                                                                  ---------       ---------
         New Credit Facility
           Term note payable                                      $ 200,000       $ 175,000
           Revolving credit facility                                149,100          90,400
         Other notes payable                                          6,715          33,472
         Capital lease obligations                                   13,348          10,423
                                                                  ---------       ---------
           Total                                                    369,163         309,295
           Less: current maturities of long-term obligations        (31,682)        (55,760)
                                                                  ---------       ---------
         Total long-term obligations                              $ 337,481       $ 253,535
                                                                  =========       =========


         On March 19, 1999, the Company established a new credit facility (the "New Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million commencing June 30, 2000 and continuing until the loan is repaid. Interest is payable on borrowings under the New Credit Facility, at the election of the Company, at either a "Base Rate" or a "Eurodollar Rate" (each as defined in the New Credit Facility agreement), plus a grid based margin based upon the Company achieving certain financial ratios (prior to and including June 30, 1999, borrowings under the New Credit Facility were fixed at either prime rate plus 0.5% or LIBOR plus 1.125%). The Company used the New Credit Facility to replace the Company's previous credit facility and to refinance the existing debt of Allright. The amount outstanding under the Company's New Credit Facility as of September 30, 2000 is $265.4 million with a weighted average interest rate of 7.72%. Borrowings under the New Credit Facility are unsecured.

         The New Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. On December 28, 1999 the Company entered into an amendment and waiver to the New Credit Facility agreement relating to the waiver of non-compliance with certain loan covenants at September 30, 1999. This amendment and waiver contains, among other things, provisions for up-front fees of $700 thousand, which are being amortized over the life of the New Credit Facility. The grid based interest rate margin was not affected by the amendment and continues to be based upon the Company achieving certain revised financial ratios.

         On February 14, 2000, the Company entered into an amendment and restatement to the New Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement also contains provisions for up front fees of $681 thousand, which are being amortized over the life of the New Credit Facility. Interest rates were not affected by this amendment.

         The Company is required under the New Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce exposure to fluctuations in interest rates. On October 27, 1999, the Company entered into a $25 million interest rate swap for a term of four years, cancelable after two years at the option of the counterparty, under which the Company will pay to the counterparty a fixed rate of 6.16%, and the counterparty will pay to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying nominal value. On March 31, 2000, June 29, 2000, and again on September 29, 2000, the Company entered into $25 million interest rate cap agreements. The rate is 8.0% for the first two cap agreements and 8.5% for the last cap agreement and each has a term consistent with the New Credit Facilities. The Company paid a total of $646 thousand for the three $25 million cap agreements. The cost of the instruments is being amortized over the terms of the agreements.

         On March 15, 2000, a limited liability company ("LLC") of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. Under terms of the note payable, the Company's monthly principal and interest payments approximate

$210 thousand. The $12.7 million principal balance remaining at the end of the five-year loan term will be due in full. To fix the interest rate, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% for the five-year period. The parent company has guaranteed $1 million of the debt, which otherwise would have no recourse except to the LLC. The remainder of the purchase price was financed from borrowings from the New Credit Facility.

         On May 12, 2000, the Company entered into an agreement effective June 1, 2000, to acquire certain contract and lease rights for approximately $14.3 million. The transaction was financed by the seller with a two-year obligation due June 2002 at an interest rate of 7.32% and is backed by a letter of credit in the amount of $15 million. Interest is payable monthly.

         The Company also has several notes payable outstanding totaling $6.7 million at September 30, 2000. These notes are secured by real estate and equipment and bear interest at rates ranging from 6.1% to 10.0%.

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

         In October 1996, Allright entered into a credit agreement for the purpose of financing the purchase of Allright Corporation ("CFSB Term Loan"). Additionally, in October 1996, Allright defeased all of its Industrial Development Revenue Bonds (IRBs) in the amount of $17.9 million and recorded an extraordinary loss of $1.0 million, net of tax. At September 30, 2000, approximately $10.2 million of the IRB's remain outstanding in a trust secured by U.S. Treasury Bills which were used to defease these instruments. The CFSB Term Loan was repaid upon consummation of the merger of Allright and the Company from proceeds of the New Credit Facility, described above. In connection with the repayment of such amounts, the Company recognized an extraordinary loss of $1.0 million, net of tax in fiscal 1999.

         Allright had a revolving line of credit (Permitted Acquisition Loan) with a maximum borrowing capacity of $75 million, maturing October 30, 1999. Allright also had a revolving line of credit and letter of credit agreement ("revolver") with a maximum borrowing capacity of $5.1 million, maturing October 1, 1999. The revolver and permitted acquisition facilities were terminated in conjunction with the merger.

         Future maturities under long-term debt arrangements are as follows (in thousands):

                                                               YEAR ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                      2001                                    $    52,670
                      2002                                         50,450
                      2003                                         50,470
                      2004                                         64,760
                      2005                                         50,484
                      Thereafter                                   30,038
                                                              -----------
                                                              $   298,872
                                                              ===========

         In connection with the Kinney acquisition, the Company assumed an agreement whereby a parking structure and the corresponding land upon which it sits are leased under a long-term arrangement. The parking structure is accounted for as a capital lease, and the underlying land is accounted for as an operating lease. The original agreement called for lease payments over a twenty-year term at a 17.4% interest rate. In connection with purchase accounting, the carrying value of the related obligation was recorded at fair value. The carrying amount of the capital lease obligation at September 30, 2000 was $6.2 million, bearing interest at a rate of 8.0% per annum and requiring monthly payments of approximately $177,000 per month. The operating lease requires a payment of approximately $183,000 per month. The lease agreements run through December 2003.

         The future minimum lease payments under all capital lease obligations are as follows (in thousands):


                                                                                         YEAR ENDED
                                                                                        SEPTEMBER 30,
                                                                                        -------------
                      2001                                                              $     3,952
                      2002                                                                    3,528
                      2003                                                                    2,891
                      2004                                                                    1,083
                      2005                                                                      421
                      Thereafter                                                                818
                                                                                        -----------
                                                                                        $    12,693
                      Less interest portion at rates ranging from 6.3% to 12.9%              (2,270)
                      Less current portion                                                   (3,090)
                                                                                        -----------
                                                                                        $     7,333
                                                                                        ===========


(10) CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES OFFERINGS

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

         The Company's consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of subsidiary holding solely parent debentures.

(11) SHAREHOLDERS' EQUITY

         In connection with Allright's acquisition of Allright Corporation in October 1996, warrants to purchase 1,177 shares of Allright common stock at $0.01 exercise price were issued. The fair value of the warrants on the date of grant, estimated at $1,177,000, was recorded as additional purchase consideration in the formation of Allright. As a result of the Company's merger with Allright, such warrants represent rights to acquire 103,148 shares of Central Parking common stock. Such warrants were exercised in fiscal 2000.

         The following tables set forth the computation of basic and diluted earnings per share:


                                        YEAR ENDED                     YEAR ENDED                       YEAR ENDED
                                     SEPTEMBER 30, 1998            SEPTEMBER 30, 1999               SEPTEMBER 30, 2000
                              -----------------------------   ------------------------------   ------------------------------
                                INCOME    COMMON               INCOME    COMMON                 INCOME     COMMON
                              AVAILABLE   SHARES  PER-SHARE   AVAILABLE  SHARES    PER-SHARE   AVAILABLE   SHARES   PER-SHARE
                              ($000'S)    (000'S)  AMOUNT     ($000'S)   (000'S)     AMOUNT    ($000'S)    (000'S)   AMOUNT
                              ---------   ------  ---------   ---------  ------    ---------   ---------   ------   ---------
Basic earnings per
  share before
  extraordinary item          $26,145     34,618     $0.76      $4,684     36,349     $0.13     $36,634     36,365     $1.01
Effects of dilutive stock
  and options:
Stock option plan
  and warrants                     --        474     (0.02)         --        466        --          --        186     (0.01)
Restricted stock plan              --        172        --          --        173        --          --        184     (0.01)
Deferred stock unit plan           --          9        --          --         30        --          --         71        --
Employee stock
  purchase plan                    --         39        --          --         38        --          --         45        --
                              -------     ------     -----      ------     ------     -----     -------     ------     -----
Diluted earnings per
  share before
  extraordinary item          $26,145     35,312     $0.74      $4,684     37,056     $0.13     $36,634     36,851     $0.99
                              =======     ======     =====      ======     ======     =====     =======     ======     =====

         Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holders of restricted stock will forfeit such shares if certain employment or service requirements are not met. The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities were anti-dilutive for all periods. At September 30, 2000, such securities were convertible into 2,000,000 shares of common stock. Options to acquire 60,585, 481,573 and 992,352 shares of common stock were excluded from the 1998, 1999 and 2000 diluted earnings per share calculations, respectively, because they were antidilutive.

(12) OPERATING LEASE COMMITMENTS

         The Company and its subsidiaries conduct a portion of their operations on leased premises under operating leases expiring at various dates through 2101. Lease agreements provide for minimum payments or contingent payments based upon a percentage of revenue or, in some cases, a combination of both types of arrangements. Certain locations additionally require the Company and its subsidiaries to pay real estate taxes and other occupancy expenses.

Future minimum rental commitments under operating leases and subleases are as follows (in thousands):

                                                                                YEAR ENDED SEPTEMBER 30,
                                                                --------------------------------------------------------
                                                                        FIXED         SUB-RENTAL              NET
                                                                        RENT            INCOME                RENT
                                                                ---------------     ----------------     ---------------
         2001                                                   $       186,298     $          5,548     $       180,750
         2002                                                           151,892                4,725             147,167
         2003                                                           123,471                4,139             119,332
         2004                                                           106,082                3,273             102,809
         2005                                                            93,725                2,937              90,788
         Thereafter                                                     541,926                9,851             532,075
                                                                ---------------     ----------------     ---------------
         Total future operating lease commitments               $     1,203,394     $         30,473     $     1,172,921
                                                                ===============     ================     ===============


Rental expense for all operating leases and rental income from subleases were as follows (in thousands):


                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                            --------------------------------------------
                                                                                  1998            1999          2000
                                                                            ---------------   -----------    -----------
         Rentals:
         Minimum                                                            $       206,241   $   256,751    $   249,859
         Contingent                                                                  60,989        74,771         74,547
                                                                            ---------------   -----------    -----------
         Total rent expense                                                         267,230       331,522        324,406
         Less sub-lease income                                                        8,433        12,648         13,289
                                                                            ---------------   -----------    -----------
         Total rent expense, net                                            $       258,797   $   318,874    $   311,117
                                                                            ===============   ===========    ===========

(13) INCOME TAXES

Income tax expense consists of the following (in thousands):

                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                            --------------------------------------------
                                                                                  1998            1999          2000
                                                                            ---------------   -----------    -----------
Current:
Federal                                                                     $        13,593   $    12,781    $    22,309
Jobs credit, net of federal tax benefit                                                (247)         (325)          (325)
                                                                            ---------------   -----------    -----------
Net federal current tax expense                                                      13,346        12,456         21,984
State                                                                                 3,251         1,355          2,428
Non-U.S                                                                                 999         1,612          1,431
                                                                            ---------------   -----------    -----------
                                                                                     17,596        15,423         25,843
                                                                            ---------------   -----------    -----------
Deferred:
Federal and state                                                                     2,780        (3,043)        (2,566)
Non-U.S.                                                                                 (3)           --             --
                                                                            ---------------   -----------    -----------
                                                                                      2,777        (3,043)        (2,566)
                                                                            ---------------   ------------   -----------
Total income tax expense from continuing operations                         $        20,373   $    12,380    $    23,277
                                                                            ===============   ===========    ===========


Total income taxes are allocated as follows (in thousands):


                                                                                        YEAR ENDED SEPTEMBER 30,
                                                                            --------------------------------------------
                                                                                  1998            1999          2000
                                                                            ---------------   -----------    -----------
Income tax expense from continuing operations                               $        20,373   $    12,380    $    23,277
Acquisition related expenses for tax purposes
   in excess of amounts recognized for financial
   reporting purposes                                                                (1,467)         (707)            --
Shareholders' equity, for compensation expense for
   tax purposes in excess of amounts recognized for
   financial reporting purposes                                                        (568)         (635)          (850)
Extraordinary item                                                                       --          (587)          (130)
                                                                            ---------------   -----------    -----------
Total income taxes                                                          $        18,338   $    10,451    $    22,297
                                                                            ===============   ===========    ===========


         Provision has not been made for U.S. or additional foreign taxes on approximately $12.1 million, $14.8 million and $19.7 million at September 30, 1998, 1999, and 2000, respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.

         A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings before income taxes and extraordinary item is summarized as follows (in thousands):


                                                                           YEAR ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------------
                                                           1998                      1999                      2000
                                                  --------------------       --------------------       --------------------
                                                      $            %            $            %             $            %
                                                  --------      ------       --------      ------       --------      ------
U.S. Federal statutory rate on earnings
   before income taxes and extraordinary loss     $ 16,281        35.0%      $  5,972        35.0%      $ 20,969        35.0%
State and city income taxes, net of federal
   income tax benefits                               2,113         4.5            881         5.2          1,578         2.6
Jobs credits, net of federal tax benefit              (247)       (0.5)          (325)       (1.9)          (325)       (0.5)

Non-deductible goodwill amortization                 2,598         5.6          3,438        20.1          3,507         5.9
Non-deductible merger costs                             --          --          3,820        22.4             --          --
Reduction of valuation allowance                        --          --           (359)       (2.1)        (1,527)       (2.5)

Other                                                 (372)       (0.8)        (1,047)       (6.1)          (925)       (1.6)
                                                  --------      ------       --------      ------       --------      ------
Income tax expense from continuing operations     $ 20,373        43.8%      $ 12,380        72.6%      $ 23,277        38.9%
                                                  ========      ======       ========      ======       ========      ======


Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):


                                                                             SEPTEMBER 30,
                                                                         ----------------------
                                                                           1999          2000
                                                                         --------      --------
Deferred tax assets:
Deferred compensation expense                                            $  6,105      $  5,278
Net operating loss carry forwards                                          21,200        18,637
Capitalized leases                                                          2,396         1,809
Tax credit carry forwards                                                     849           528
Temporary differences related to Edison and its management contracts        4,030         4,760
Deferred and capitalized expenses                                           5,518         8,061
Other                                                                       1,406         1,538
                                                                         --------      --------
Total gross deferred tax assets                                            41,504        40,611
Deferred tax liabilities:
Deferred tax gain on sales of properties                                   (1,367)       (2,908)
Deferred installment gain on sale of property                              (2,019)         (252)
Timing differences in recognition of partnership earnings                    (590)         (482)
Property, plant and equipment, due to differences in
   depreciation and purchase business combinations                        (46,402)      (45,562)
Other                                                                      (1,217)         (317)
                                                                         --------      --------
Total gross deferred tax liabilities                                      (51,595)      (49,521)
Valuation allowance on net operating loss carry forwards                  (17,364)      (15,279)
                                                                         --------      --------
Net deferred tax liabilities                                             $(27,455)     $(24,189)
                                                                         ========      ========


         As of September 30, 2000, the Company has federal net operating loss carry forwards of approximately $42.1 million, state and city net operating loss carry forwards of approximately $56.1 million, and foreign net operating loss carry forwards of approximately $0.5 million which expire between 2002 and 2014. The ability of the Company to fully utilize these net operating losses is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in determining the deferred tax asset valuation allowance shown above. Management believes that it is more likely than not that the Company will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance has been provided for loss carry forwards for which recoverability is deemed to be uncertain. The valuation allowance decreased $2.1 million in fiscal 2000, of which $558 thousand was credited to goodwill as that amount related to net operating losses acquired in purchase acquisitions.

(14) EMPLOYEE BENEFIT PROGRAMS

         (A) STOCK PLANS

         In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under this plan, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 3,817,500 common shares have been reserved for issuance under these two plans combined. Options representing 1,521,154 shares are outstanding under the stock option plan at September 30, 2000. Options are granted with an exercise price equal to the fair market value at the date of grant and generally expire ten years after the date of grant. At September 30, 2000, 281,958 shares had been issued through the restricted stock plan. Expense related to the vesting of restricted stock is recognized by the Company over the vesting period.

         In August 1995, the Board of Directors and shareholders also approved a stock plan for directors. This plan provides for the grant, upon each director's initial election, of options to purchase 11,250 shares to each non-employee director. In addition, each non-employee director who has served for a minimum of six months on the last day of each fiscal year will receive additional options to purchase 4,500 shares on that date. A total of 475,000 shares have been reserved for issuance under the plan. Options to purchase 204,750 shares are outstanding under this plan at September 30, 2000.

         The Company also has an Employee Stock Purchase Plan which began April 1, 1996, under which 450,000 shares of common stock have been reserved for issuance. The plan allows participants to contribute up to 10% of their normal pay (as defined in the Plan) to a custodial account for purchase of the Company's common stock. Participants may enroll or make changes to their enrollment annually, and they may withdraw from the plan at any time by giving the Company written notice. Employees purchase stock annually following the end of the plan year at a price per share equal to the lesser of 85% of the closing market price of the common stock on the first or the last trading day of the plan year. At September 30, 2000, 247,900 shares had been issued under this plan.

         The following table summarizes the transactions pursuant to the Company's stock option plans for the last three fiscal years:

                                          NUMBER           WEIGHTED AVERAGE
                                         OF SHARES          EXERCISE PRICE
                                         ---------          --------------

Outstanding at September 30, 1997            793,509            $15.97
   Granted                                   587,155            $31.23
   Exercised                                  52,370            $12.87
   Canceled                                   53,250            $30.65
                                         -----------
Outstanding at September 30, 1998          1,275,044            $21.81
   Granted                                   330,370            $45.12
   Exercised                                 174,836            $16.84
   Canceled                                   73,532            $37.87
                                         -----------
Outstanding at September 30, 1999          1,357,046            $27.03
   Granted                                   843,708            $21.26
   Exercised                                 248,924            $12.51
   Canceled                                  225,926            $33.08
                                         -----------
Outstanding at September 30, 2000          1,725,904            $25.52
                                         ===========

         At September 30, 1998, 1999 and 2000, options to purchase 582,609, 853,601 and 739,499 shares of common stock, respectively, were exercisable at weighted average exercise prices of $17.11, $20.32 and $25.32, respectively.

         At September 30, 2000, information for outstanding options and options currently exercisable is as follows:


                                                        OPTION PRICE RANGE PER SHARE

                                           $8.00      $12.33-$14.81       $19.40-$27.75    $29.25-$42.81     $44.81-$51.06
                                           -----      -------------       -------------    -------------     -------------

Options outstanding
     Number of options                      116,725        494,594              267,649           637,748          209,188
     Weighted-average exercise price    $      8.00  $       14.38       $        21.96   $         30.92   $        49.69
     Weighted-average contractual lives   5.0 years      8.8 years            7.5 years         8.1 years        8.0 years
Options exercisable

     Number of options                      116,725         92,386              174,524           269,738           86,126
     Weighted-average exercise price    $      8.00  $       12.52       $        21.39   $         32.18   $        49.01


         The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, no compensation cost has been recognized. If compensation cost for these plans had been determined consistent with SFAS No. 123, "Accounting for Stock-Based-Compensation", the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                           YEAR ENDED SEPTEMBER 30,
                                    ----------------------------------------
                                       1998           1999           2000
                                    ----------     ----------     ----------

As reported:
    Net earnings (in thousands)     $   26,145     $    3,682     $   36,439
    Basic earnings per share              0.76           0.10           1.00
    Diluted earnings per share            0.74           0.10           0.99

Pro Forma - SFAS 123
    Net earnings (in thousands)     $   23,114     $    1,807     $   33,800
    Basic earnings per share              0.67           0.05           0.93
    Diluted earnings per share            0.65           0.05           0.92

         The estimated weighted average fair value of the options granted were $12.00 for 1998 option grants, $16.02 for 1999 option grants, and $12.03 for 2000 option grants using the Black-Scholes option pricing model with the following assumptions: dividend yield based on historic dividend rates at the date of grant, volatility of 37% for fiscal 1998, 66% for fiscal 1999, and 70% for fiscal 2000, risk free interest based on the treasury bill rate of 10 year instruments at the date of grant, and an expected life of ten years for all grants.

         (B) PROFIT-SHARING AND 401(K) PLAN

         The Company has the Profit-Sharing and 401(k) Savings Plan that allows eligible participants to make pretax contributions, receive Company 401(k) match contributions and to participate in Company profit-sharing contributions. An employee 18 years or older may become a participant in the Plan after one year of continuous service, if the employee was employed prior to reaching age 65.

         Participants' contributions, Company 401(k) contributions, and investment earnings thereon immediately vest. Company profit-sharing contributions vest after two years of continuous service at a rate of 20% per year so that the participant is fully vested at the end of seven years.

         Employer expense associated with this plan was $2.8 million, $2.3 million, and $2.5 million in years 1998, 1999 and 2000, respectively.

         (C) INCENTIVE COMPENSATION AGREEMENTS

         The Company has incentive compensation agreements with certain key employees. Participating employees receive an annual bonus based on the profitability of the operations for which they are responsible. Incentive compensation expense is accrued during the year based upon management's estimate of amounts earned under the related agreements. Incentive compensation under all such agreements was approximately $5.8 million, $5.0 million, and $6.4 million in years 1998, 1999 and 2000, respectively.

         (D) DEFERRED COMPENSATION AGREEMENTS

         The Company has a deferred compensation agreement with the President and Chief Operating Officer of the Company in which the officer is entitled to receive upon retirement, payments in an aggregate amount equal to 5% of the increase in the Company's cumulative after tax profits since September 30, 1983. Upon the closing of the Company's initial public offering, the Company and the officer modified the existing agreement by issuing to the officer 267,750 shares of restricted common stock under the Company's restricted stock plan. Further, the officer may be entitled to receive additional shares of restricted common stock until his normal retirement or, if earlier, the date of termination of his employment, in an amount determined by a formula based upon the Company's performance over such period. If the officer voluntarily terminates his employment with the Company before his normal retirement, or if the Company terminates his employment for cause, all shares of stock received and to be received under the restricted stock plan are to be forfeited. The market value of the restricted stock at the date of issuance was $670,000 greater than the Company's deferred compensation liability. Accordingly, the Company recorded deferred compensation expense in its shareholders' equity, which is being amortized ratably over the remaining expected term of the officer's employment. If it is determined that additional shares are to be issued under the agreement, the Company will recognize compensation expense, spread ratably over the remaining expected term of the officer's employment, equivalent to the market value of such shares, subject to future market fluctuations prior to the issuance of such shares.

         The Company has a deferred compensation agreement that entitles the Chairman and Chief Executive Officer to annual payments of $500 thousand for a period of ten years following his termination, for any reason other than death, in exchange for a covenant not to compete. Thereafter, the officer is entitled to annual payments of $300 thousand until his death and, in the event his wife survives him, she is entitled to annual payments of $300 thousand until her death. The Company recognizes annual compensation expense pursuant to this agreement equivalent to the increase in the actuarially determined future obligation under the agreement.

         Compensation expense associated with these agreements was approximately $330 thousand, $370 thousand and $255 thousand in fiscal years 1998, 1999 and 2000, respectively.

         Agreements with certain former key executives of Allright provide for aggregate annual payments ranging from $20 thousand to $144 thousand per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $9.2 million have been purchased to fund, as necessary, the benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $1.5 million and $1.8 million at September 30, 1999 and September 30, 2000, respectively, and is included in other non-current assets. The plan is a nonqualified plan and is not subject to ERISA funding requirements. Deferred compensation costs for 1998, 1999 and 2000 were $494 thousand, $557 thousand and $159 thousand, respectively. At September 30, 2000, the Company had recorded a liability of $6.7 million for accrued pension costs associated with this plan. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 8%.

         (E) DEFERRED UNIT PLAN

         On December 19, 1996, the Board of Directors approved the adoption of the Company's Deferred Stock Unit Plan. Under the plan, certain key employees have the opportunity to defer the receipt of certain portions of their cash compensation, instead receiving shares of common stock following certain periods of deferral. The plan is administered by a committee, appointed by the board of directors of the Company consisting of at least two non-employee "outside" directors of the Company.

The Company reserved 375,000 shares of common stock for issuance under the 1996 Deferred Stock Unit Plan. Participants may defer up to 50% of their salary. As of September 30, 2000 $1.4 million of compensation has been deferred under this plan.

         (F) EMPLOYMENT AGREEMENTS

         In connection with the Allright merger, Allright and the Company entered into various employment agreements with employees of Allright. These agreements included (a) retention payments to be made at the closing date of the merger if the individuals were still employees at such date, (b) two-year employment agreements, 50% of each employee's benefit thereunder to be paid at the closing date of the merger and the other 50% to be paid two years after such date, assuming the individuals were still employed with the Company, and (c) continuity benefits which were to be paid six months after the closing date of the merger, assuming the individuals were still employed at such date. As of September 30, 2000, payments made under these agreements total $9.3 million. Accrued and unpaid amounts related to the second installment of the two-year employment agreements totaled $929 thousand at September 30, 2000. Expenses associated with the two-year agreements have been recognized in fiscal 1999 and 2000 in the amounts of $317 thousand and $612 thousand, respectively.

(15) RELATED PARTIES

         The Company leases two properties from an entity 50% owned by the Company's chairman for $290 thousand per year for a 10-year term and pays percentage rent to the entity. Total rent expense, including percentage rent, was $442 thousand, $531 thousand, and $434 thousand in 1998, 1999 and 2000, respectively. The Company will receive 25% of the gain in the event of a sale of these properties during the term of the lease pursuant to the lease agreements. Management believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated persons.

         In connection with the acquisition of Kinney, the Company entered into a consulting agreement with a director of the Company. The Company paid $200 thousand to the director pursuant to this agreement during fiscal 2000. Additionally, the Company has entered into a limited partnership agreement with the same director whereby the director has agreed to seek new business opportunities in the form of leases and management contracts and renewals of existing leases and contracts as requested by the Company. During the fiscal years ended September 30, 1999 and 2000, the Company recognized expense of $418 thousand and $220 thousand, respectively, in connection with this agreement.

         During fiscal 2000, a former director of the Company exercised a purchase option on a property owned by the Company. The purchase price was $8.3 million. The Company recognized a gain of $2.7 million in connection with the sale of the property.

(16) CONTINGENCIES

         The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not materially affect the financial position, operations, or liquidity of the Company. The Company maintains liability insurance coverage for individual claims in excess of various dollar amounts, subject to annual aggregate limits.

         In connection with the initial formation of Allright and its acquisition of Allright Corporation (predecessor company), Nedinco Delaware Incorporated ("Nedinco") and Hang Lung Development Company Ltd. agreed to indemnify Allright for certain costs and liabilities incurred in connection with or arising out of Allright's Corporation's operations prior to October 31, 1996. A $21.9 million letter of credit supports this indemnification.

(17) SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments made for interest and income taxes were as follows (in thousands):

                              YEAR ENDED SEPTEMBER 30,
                           -------------------------------
                             1998        1999        2000
                           -------     -------     -------

Interest                   $27,516     $32,971     $28,635
Income tax                  17,901      12,181      15,594

(18) BUSINESS SEGMENTS

         The Company's business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain and Ireland. The Company also conducts business through joint ventures in Mexico, Germany, Poland and Chile. Revenues attributable to foreign operations were less than 10% of consolidated revenues for each of fiscal years 1998, 1999 and 2000. In 2000, the United Kingdom and Canada account for 70.0% and 29.7% of total foreign revenues, respectively. Therefore, the Company includes all foreign operations in a single reporting segment.

A summary of information about the Company's operations by segment is as follows (in thousands):


                                                                YEAR ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                           1998           1999           2000
                                                         --------     ----------     ----------
Total revenues:
Domestic                                                 $566,472     $  696,953     $  697,388
Foreign                                                    33,927         33,519         33,541
                                                         --------     ----------     ----------
   Consolidated                                          $600,399     $  730,472     $  730,929
                                                         ========     ==========     ==========
Operating earnings:
   Domestic                                              $ 67,501     $   34,941     $   73,725
   Foreign                                                  3,512          5,740          5,372
                                                         --------     ----------     ----------
Consolidated                                             $ 71,013     $   40,681     $   79,097
                                                         ========     ==========     ==========

Earnings before income taxes and extraordinary item:

Domestic                                                 $ 42,801     $   10,547     $   53,404
Foreign                                                     3,717          6,517          6,507
                                                         --------     ----------     ----------
   Consolidated                                          $ 46,518     $   17,064     $   59,911
                                                         ========     ==========     ==========
Identifiable assets:
   Domestic                                              $935,210     $1,040,969     $  998,396
   Foreign                                                 18,812         23,608         23,909
                                                         --------     ----------     ----------
Consolidated                                             $954,022     $1,064,577     $1,022,305
                                                         ========     ==========     ==========


         The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following is a summary of revenues, costs, and other expenses by segment for the years ended September 30, 1999 and 2000 (in thousands). It is impractical for the Company to report such segment information for fiscal 1998 due to the numerous acquisitions in that period, the Allright merger, and the Company's computer conversions in 1999. During fiscal year 2000, the Company realigned certain locations among segments. All prior years segment data has been reclassified to conform to the new segment alignment.



                                                      YEAR ENDED SEPTEMBER 30, 1999
                              ---------------------------------------------------------------------------------------------------
                                                                                                         ALL OTHERS &
                              ONE        TWO        THREE       FOUR       FIVE       SIX        INT'L   GENERAL CORP       TOTAL
                              ---        ---        -----       ----       ----       ---        -----   ------------       -----
Parking revenue           $  90,733   $ 259,683   $ 41,227   $ 121,362   $ 61,238   $ 28,050   $ 27,472   $   9,321   $   639,086
Management contract          12,009      20,532      7,372      14,706     13,134      4,511      6,047      13,075        91,386
                          ---------   ---------   --------   ---------   --------   --------   --------   ---------   -----------
Total revenues              102,742     280,215     48,599     136,068     74,372     32,561     33,519      22,396       730,472
Cost of parking              78,929     220,721     38,071     110,872     53,990     22,393     24,155     (13,963)      535,168
Cost of management            4,024       6,023      3,162       4,581      3,466      1,854          3       4,627        27,740
General &
  administrative              7,379      20,322      2,466       8,119      5,205      2,320      3,607      27,894        77,312
Goodwill                        662       8,114        450         873        381         --          2       1,125        11,607
Merger costs                     --          --         --          --         --         --         --      40,970        40,970
                          ---------   ---------   --------   ---------   --------   --------   --------   ---------   -----------
Total Costs                  90,994     255,180     44,149     124,445     63,042     26,567     27,767      60,653       692,797
Property-related
  gains (losses), net            34      (1,254)        36         (16)       (42)        70        (12)      4,190         3,006
                          ---------   ---------   --------   ---------   --------   --------   --------   ---------   -----------
Operating earnings           11,782      23,781      4,486      11,607     11,288      6,064      5,740     (34,067)       40,681
Other income
  (expense):
  Interest income              (199)    (18,640)      (203)     (2,227)      (431)       (91)       321      28,109         6,639
  Interest expense               12      (1,891)      (130)       (226)      (213)       (82)      (357)    (24,064)      (26,951)
  Dividends -
    convertible
    preferred                    --          --         --          --         --         --         --      (5,926)       (5,926)
Minority interest                --          --         --          --         --         --         --      (2,612)       (2,612)
Equity in partnerships
  and joint
  ventures                       --         746         --          --         --         --        813       3,674         5,233
                          ---------   ---------   --------   ---------   --------   --------   --------   ---------   -----------
Earnings before income
   tax and extraordinary
   items                  $  11,595   $   3,996   $  4,153   $   9,154   $ 10,644   $  5,891   $  6,517   $ (34,886)       17,064
Income tax                =========   =========   ========   =========   ========   ========   ========   =========        12,380
                                                                                                                      -----------
Earnings before
  extraordinary items                                                                                                       4,684
Extraordinary items,
  net of tax                                                                                                               (1,002)
                                                                                                                      -----------
Net earnings                                                                                                          $     3,682
                                                                                                                      ===========
Identifiable assets       $  54,104   $ 351,304   $ 35,848   $  66,795   $ 42,107   $ 15,786   $ 23,608   $ 475,025   $ 1,064,577
                          =========   =========   ========   =========   ========   ========   ========   =========   ===========


                                                            YEAR ENDED SEPTEMBER 30, 2000
                            -------------------------------------------------------------------------------------------------
                                                                                                       ALL OTHERS &
                            ONE        TWO        THREE        FOUR       FIVE       SIX      INT'L    GENERAL CORP     TOTAL
                            ---        ---        -----        ----       ----       ---      -----    ------------     -----
Parking revenue          $ 77,659   $ 270,312   $ 34,954   $ 126,781   $ 53,095   $ 26,744   $ 27,807   $  11,314   $   628,666
Management contract        15,401      28,891      9,220      16,441     15,297      5,174      5,734       6,105       102,263
                         --------   ---------   --------   ---------   --------   --------   --------   ---------   -----------
Total revenues             93,060     299,203     44,174     143,222     68,392     31,918     33,541      17,419       730,929
Cost of parking            70,047     229,860     33,399     115,698     45,349     22,557     23,660     (11,886)      528,684
Cost of management          6,342       9,009      3,636       6,365      6,058      2,404         41       2,415        36,270
General &
  administrative            6,853      21,761      2,520       8,087      6,693      2,444      4,398      19,190        71,946
Goodwill                      687       8,488        450       1,053        391         --         70         981        12,120
Merger costs                   --          --         --          --         --         --         --       3,747         3,747
                         --------   ---------   --------   ---------   --------   --------   --------   ---------   -----------
Total Costs                83,929     269,118     40,005     131,203     58,491     27,405     28,169      14,447       652,767
Property-related
  gains (losses), net        (315)       (366)      (654)       (810)    (3,757)      (928)        --       7,765           935
                         --------   ---------   --------   ---------   --------   --------   --------   ---------   -----------
Operating earnings          8,816      29,719      3,515      11,209      6,144      3,585      5,372      10,737        79,097
Other income (expense):
  Interest income            (157)    (18,393)      (329)     (2,132)       (99)        (6)       311      27,709         6,904
  Interest expense            (88)     (1,589)      (158)       (194)      (243)      (443)      (361)    (23,928)      (27,004)
  Dividends -
    convertible
    preferred                  --          --         --          --         --         --         --      (6,012)       (6,012)
Minority interest              --        (208)       (12)         --         --         --         --      (3,114)       (3,334)
Equity in partnerships
  and joint ventures           --          --         --          --         --         --      1,185       9,075        10,260
                         --------   ---------   --------   ---------   --------   --------   --------   ---------   -----------
Earnings before income
  tax and extraordinary
  items                  $  8,571   $   9,529   $  3,016   $   8,883   $  5,802   $  3,136   $  6,507   $  14,467        59,911
Income tax               ========   =========   ========   =========   ========   ========   ========   =========        23,277
                                                                                                                    -----------
Earnings before
   extraordinary items                                                                                                   36,634
Extraordinary items,
  net of tax                                                                                                               (195)
                                                                                                                    -----------
Net earnings                                                                                                        $    36,439
                                                                                                                    ===========
Identifiable assets      $ 35,583   $ 331,307   $ 24,490   $  52,032   $ 30,884   $ 29,473   $ 23,909   $ 494,627   $ 1,022,305
                         ========   =========   ========   =========   ========   ========   ========   =========   ===========


Segment One encompasses the western region of the United States, including West Texas, and Louisiana.

Segment Two encompasses the northeastern region of the United States, including New York, New Jersey, Eastern Pennsylvania, and New England.

Segment Three encompasses the southeastern region of the United States.

Segment Four encompasses parts of the southern Mississippi and Alabama and mid-western regions of the United States, and also includes Washington, D.C. and upstate New York. The executive responsible for Segment Four administers parts of Canada as well, which is included in the International segment.

Segment Five encompasses the inter-mountain region of the United States, including Northern Texas and parts of the Mid-West.

Segment Six encompasses Tennessee, Kentucky and parts of Alabama and Mississippi, as well as Puerto Rico.

International encompasses all non-U.S. locations (with the exception of Puerto
Rico).

All others and general corporate encompasses home office, eliminations, realty and certain partnerships.

(19) SUBSEQUENT EVENTS

         Subsequent to September 30, 2000, the Company sold certain owned properties with a combined carrying value of approximately $7.0 million. The Company received proceeds of $11.3 million for these sales. The gain of approximately $4.3 million will be recognized in the first quarter of fiscal 2001.

         In October 2000, the Company elected to terminate nine lease contracts and two management agreements. The expected loss from the early termination of the contracts is approximately $1.5 million, and will be recognized in the first quarter of fiscal 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

         (a) (1) and (2) Financial Statements and Financial Statement Schedules Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8, are indexed on page 30.

         (a) (3) Exhibits

         The exhibits are listed in the Index to Exhibits which appears immediately following the signature page.

         (b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CENTRAL PARKING CORPORATION

Date: December 22, 2000                  By: /s/ JAMES J. HAGAN
                                             ---------------------------------
                                         James J. Hagan
                                         Senior Vice President and Chief
                                         Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                                                     TITLE
---------                                                     -----

/s/ MONROE J. CARELL, JR.                                     Chairman of the Board, Chief Executive
--------------------------------------------                  Officer and Director
      Monroe J. Carell, Jr.

/s/ JAMES H. BOND                                             President & Chief Operating Officer
--------------------------------------------                  Director
      James H. Bond

/s/ JAMES J. HAGAN                                            Senior Vice President &
--------------------------------------------                  Chief Financial Officer (Principal Accounting Officer)
      James J. Hagan

/s/ WILLIAM S. BENJAMIN                                       Director
--------------------------------------------
      William S. Benjamin

/s/ CECIL CONLEE                                              Director
--------------------------------------------
      Cecil Conlee

/s/ MARC L. DAVIDSON                                          Director
--------------------------------------------
      Marc L. Davidson

/s/ LEWIS KATZ                                                Director
--------------------------------------------
      Lewis Katz

/s/ EDWARD G. NELSON                                          Director
--------------------------------------------
      Edward G. Nelson

/s/ WILLIAM C. O'NEIL, JR.                                    Director
--------------------------------------------
      William C. O'Neil, Jr.

/s/ RICHARD H. SINKFIELD                                      Director
--------------------------------------------
      Richard H. Sinkfield

/s/ JULIA CARELL STADLER                                      Director
--------------------------------------------
      Julia Carell Stadler


EXHIBIT INDEX

EXHIBIT
NUMBER          DOCUMENT
---------       --------

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

4.1             Form of Common Stock Certificate (Incorporated by reference to
                Exhibit 4.1 to the Company's Registration Statement No. 33-95640 on Form S-1).

4.4 Registration Rights Agreement dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr.Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children's Trust, The 1996 Carell Grandchildren's Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997

EXHIBIT
NUMBER          DOCUMENT
---------       --------

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

                (b) Amendment to the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel increasing the number of shares licensed for issuance under the plan to 3,817,500 (filed herewith).*

                (c) Form of Option Agreement under Key Personnel Plan (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement No. 33-95640 on Form S-1).

                (d)   1995 Restricted Stock Plan (Incorporated by reference to
                      Exhibit 10.5.1 to the Company's Registration Statement No. 33-95640 on Form S-1.)

                (e) Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5.2 to the Company's Registration Statement No.33-95640 on Form S-1.)

                (f) Form of Employment Agreements with Executive Officers (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No. 33-95640 on Form S-1.)

                (g) Monroe J. Carell, Jr. Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-95640 on Form S-1.)

                (h) Monroe J. Carell, Jr. Revised Deferred Compensation Agreement, as amended (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No.33-95640 on Form S-1.)

                (i) James H. Bond Employment Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-95640 on Form S-1.)

EXHIBIT
NUMBER          DOCUMENT
---------       --------

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

                (l) James H. Bond Severance Agreement (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No.33-95640 on Form S-1.)

                (m) James J. Hagan Employment Agreement, dated June 12, 2000. (filed herewith).*

                (n)   Deferred Stock Unit Plan (Incorporated by reference to
                      Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended September 30, 1998).

                (o) EPS Compensation Program for Senior Executives. (Incorporated by reference to Exhibit 10.1 (m) of the Company's Report on Form 10-K for the period ended September 30, 1999).

10.2            (a)   1995 Nonqualified Stock Option Plan for Directors
                      (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-95640 on Form
                      S-1.)

                (b) Amendment to the 1995 Nonqualified Stock Option Plan for Directors increasing the number of shares reserved for issuance under the plan to 475,000 (filed herewith).*

10.3 Form of Option Agreement under Directors plan (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.4 Form of Indemnification Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.5            Indemnification Agreement for Monroe J. Carell, Jr.
                (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.6            Form of Management Contract (Incorporated by eference to Exhibit
                10.14 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.7 Form of Lease (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.8            1998 Employee Stock Purchase Plan (Incorporated by reference to
                Exhibit 10.16 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.9            Exchange Agreement between the Company and Monroe J. Carell, Jr.
                (Incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 33-95640 on Form S-1.)

10.10 $400 Million Credit Agreement dated as of March 19, 1999 by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.11 Letter Amendment dated as of June 25, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

EXHIBIT
NUMBER          DOCUMENT
---------       --------

10.12 Letter Amendment dated as of October 27, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.13 Form of Amendment dated as of December 28, 1999 to $400 million Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central ParkingCorporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.14 Amended and Restricted Credit Agreement dated as of February 14, 2000, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates. (Incorporated by reference to the Company's Report of Form 10-Q for the quarter ended March 31, 2000.)

10.15 Amended and Restated Credit Agreement dated as of June 16, 2000, by and among various banks, with Bank F America, N.A. as Agent and Central Parking Corporation and certain affiliates (filed herewith).*

10.16 Consultancy Agreement dated as of January 21, 1997 between Central Parking System, Inc. and Lowell Harwood (Incorporated by reference to Exhibit (c)(4) to the Company's Tender Offer Statement on Schedule 14D-1 filed December 13, 1996).

10.17 Consulting Agreement dated as of February 12, 1998, by and between Central Parking Corporation and Lewis Katz. (Incorporated by reference to Exhibit 10.20 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.18 Limited Partnership Agreement dated as of August 11, 1999, by and between CPS of the Northeast, Inc. and Arizin Ventures, L.L.C. (Incorporated by reference to Exhibit 10.21 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.19 Registration Rights Agreement dated as of February 12, 1998, by and among Central Parking Corporation, Lewis Katz and Saul Schwartz. (Incorporated by reference to Exhibit 10.22 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.20 Shareholders' Agreement and Agreement Not to Compete by and among Central Parking Corporation, Monroe J. Carell, Jr., Lewis Katz and Saul Schwartz dated as of February 12, 1998. (Incorporated by reference to Exhibit 10.23 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.21 Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot). (Incorporated by reference to Exhibit
                10.24 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.22 First Amendment to Lease Agreement dated as of July 29, 1997, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot). (Incorporated by reference to Exhibit 10.25 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

EXHIBIT
NUMBER          DOCUMENT
---------       --------

10.23 Lease Agreement dated as of October 6, 1995 by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot). (Incorporated by reference to
                Exhibit 10.26 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.24 First Amendment to Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot). (Incorporated by reference to Exhibit 10.27 of the Company's Report on Form 10-K for the period ended September 30, 1999.)

10.25 Prospectus and offering document for 2,625,000 shares of Common Stock dated February 17, 1998. (Incorporated by reference to the Company's Registration Statement No. 233-23869 on Form S-3).

10.26 Transaction Support Agreement by Monroe J. Carell, Jr., the Registrant, Kathryn Carell Brown, Julia Carell Stadler and Edith Carell Johnson to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. dated September 21, 1998. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 333-66081 filed on October 23, 1998).

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

* Filed herewith.