Form 10-Q
period 2000-12-31
CENTRAL PARKING CORP
filed 2001-02-14
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2000

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                   Class                                                  Outstanding at February 12, 2001
---------------------------------------------                           ------------------------------------
       Common Stock, $0.01 par value                                                 35,972,725

                                      INDEX

                           CENTRAL PARKING CORPORATION

                                                                                       PAGE
                                                                                      -----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated balance sheets
              ---December 31, 2000 and September 30, 2000........................          3

              Consolidated statements of earnings
              --- three months ended December 31, 2000 and 1999..................          4

              Consolidated statements of cash flows
              --- three months ended December 31, 2000 and 1999..................          5

              Notes to consolidated financial statements.........................       6-11

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................      12-16

Item 3.       Quantitative and Qualitative Disclosure about Market Risk .........         17

PART 2.       OTHER INFORMATION

Item 1.       Legal Proceedings .................................................         18

Item 4.       Submission of Matters to a Vote of Security Holders................         18

Item 6.       Exhibits and Reports on Form 8-K...................................      18-23


              SIGNATURES ........................................................         23

                           CENTRAL PARKING CORPORATION
                           Consolidated Balance Sheets
                                    Unaudited

Amounts in thousands, except share data

                                                                                       December 31,       September 30,
                                                                                           2000                2000
                                                                                       ------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                            $     39,141       $     43,214
  Management accounts receivable                                                             32,991             32,052
  Accounts receivable - other                                                                16,566             14,995
  Current portion of notes receivable (including amounts due from related parties
     of $669 at December 31, and $763 at September 30, 2000)                                  3,513              4,090
  Prepaid rent                                                                                6,993              8,307
  Prepaid expenses                                                                            7,488              4,953
  Deferred income taxes                                                                         612                612
                                                                                       ------------       ------------
              Total current assets                                                          107,304            108,223

Investments, at amortized cost (fair value $5,905 at December 31, and $5,775 at
  September 30, 2000)                                                                         5,866              5,778
Notes receivable, less current portion                                                       45,593             46,153
Property, equipment, and leasehold improvements, net                                        424,893            432,833
Contract and lease rights, net                                                               94,444             96,607
Goodwill, net                                                                               261,925            264,756
Investment in and advances to partnerships and joint ventures                                29,827             30,306
Other assets                                                                                 36,899             37,649
                                                                                       ------------       ------------
     Total assets                                                                      $  1,006,751       $  1,022,305
                                                                                       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations                      $     53,636       $     55,760
  Accounts payable                                                                           70,438             73,461
  Accrued payroll and related costs                                                          12,539             14,287
  Accrued expenses                                                                           12,415             12,236
  Management accounts payable                                                                30,582             33,452
  Income taxes payable                                                                       13,124              8,279
                                                                                       ------------       ------------
             Total current liabilities                                                      192,734            197,475

Long-term debt and capital lease obligations, less current portion                          240,557            253,535
Deferred rent                                                                                19,346             18,794
Deferred compensation                                                                        11,941             11,732
Deferred income taxes                                                                        23,935             24,801
Minority interest                                                                            28,596             31,108
Other liabilities                                                                             5,601              4,603
                                                                                       ------------       ------------
              Total liabilities                                                             522,710            542,048

Company-obligated mandatorily redeemable convertible securities of subsidiary
  holding solely parent debentures                                                          110,000            110,000

Shareholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized,
       36,011,575 and 36,330,275 shares issued and outstanding, respectively                    360                363
  Additional paid-in capital                                                                242,507            248,817
  Accumulated other comprehensive loss, net                                                  (1,026)              (144)
  Retained earnings                                                                         132,577            121,612
  Deferred compensation on restricted stock                                                    (377)              (391)
                                                                                       ------------       ------------
              Total shareholders' equity                                                    374,041            370,257
                                                                                       ------------       ------------
      Total liabilities and shareholders' equity                                       $  1,006,751       $  1,022,305
                                                                                       ============       ============

See accompanying notes to consolidated financial statements

                           CENTRAL PARKING CORPORATION
                       Consolidated Statements of Earnings
                                    Unaudited
Amounts in thousands, except per share data

                                                                            Three Months Ended December 31,
                                                                                2000               1999
                                                                            ------------       ------------
Revenues:
     Parking                                                                $    151,677       $    159,496
     Management contract                                                          25,595             25,837
                                                                            ------------       ------------
              Total revenues                                                     177,272            185,333
                                                                            ------------       ------------

Costs and expenses:
     Cost of parking                                                             123,965            133,107
     Cost of management contracts                                                 10,222              8,440
     General and administrative                                                   17,653             19,927
     Goodwill and non-compete amortization                                         3,001              3,062
     Merger costs                                                                     --              2,385
                                                                            ------------       ------------
              Total costs and expenses                                           154,841            166,921
                                                                            ------------       ------------

Property-related gains, net                                                        2,777              1,758
                                                                            ------------       ------------

              Operating earnings                                                  25,208             20,170

Other income (expenses):
     Interest income                                                               1,554              1,866
     Interest expense                                                             (6,202)            (6,528)
     Dividends on Company-obligated mandatorily redeemable
       convertible securities of a subsidiary trust                               (1,472)            (1,510)
     Minority interest                                                              (602)              (814)
     Equity in partnership and joint venture earnings                              1,114              1,486
                                                                            ------------       ------------

              Earnings before income taxes and extraordinary item                 19,600             14,670

Income tax expense                                                                 8,095              6,224
                                                                            ------------       ------------

              Earnings before extraordinary item                                  11,505              8,446
Extraordinary item, net of tax                                                        --               (195)
                                                                            ------------       ------------

              Net earnings                                                  $     11,505       $      8,251
                                                                            ============       ============


     Basic earnings per share:
     Earnings before extraordinary item                                     $       0.32       $       0.23
     Extraordinary item, net of tax                                         $         --       $         --
     Net earnings                                                           $       0.32       $       0.23

     Diluted earnings per share:
     Earnings before extraordinary item                                     $       0.32       $       0.23
     Extraordinary item, net of tax                                         $         --       $       0.01
     Net earnings                                                           $       0.32       $       0.22


See accompanying notes to consolidated financial statements.

                           CENTRAL PARKING CORPORATION
                      Consolidated Statements of Cash Flows
                                   Unaudited

Dollar amounts in thousands

                                                                                                    Three Months Ended December 31,
                                                                                                         2000             1999
                                                                                                       ---------       ---------
Cash flows from operating activities:
  Earnings before extraordinary item                                                                   $  11,505       $   8,446
  Extraordinary item, net of tax                                                                              --            (195)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization of property                                                            5,221           6,855
      Amortization of goodwill and non-compete                                                             3,001           3,062
      Amortization of contract and lease rights, straight-line rent, deferred financing
        fees and other                                                                                     3,142           4,373
  Equity in partnership and joint venture earnings                                                        (1,114)         (1,486)
  Distributions from partnerships and joint ventures                                                       1,914           1,254
  Net gains on property-related activities                                                                (2,777)         (1,758)
  Deferred income tax (benefit) expense                                                                     (284)          1,675
  Minority interest                                                                                          602             814
  Tax benefit of nonqualifying stock options                                                                  32             295
  Changes in operating assets and liabilities:
      Management accounts receivable                                                                        (939)         (4,403)
      Accounts receivable - other                                                                         (1,571)          1,931
      Prepaid rent                                                                                         1,314           5,877
      Prepaid expenses                                                                                    (2,535)           (242)
      Other assets                                                                                        (1,349)         (1,267)
      Accounts payable, accrued expenses and deferred compensation                                        (4,945)        (17,111)
      Management accounts payable                                                                         (2,870)          4,454
      Income taxes payable                                                                                 4,845           3,307
                                                                                                       ---------       ---------
      Net cash provided by operating activities                                                           13,192          15,881
                                                                                                       ---------       ---------
Cash flows from investing activities:
  Proceeds from disposition of property and equipment                                                     15,029           5,516
  Investment in notes receivable, net                                                                      1,137             199
  Purchase of property, equipment, and leasehold improvements                                             (7,515)        (15,952)
  Purchase of contract and lease rights                                                                     (530)           (980)
  Investments in and advances to partnerships and joint ventures                                            (321)           (915)
  Proceeds from maturities and calls of investments                                                           55              80
  Purchase of investments                                                                                   (143)           (163)
                                                                                                       ---------       ---------
      Net cash provided (used) by investing activities                                                     7,712         (12,215)
                                                                                                       ---------       ---------
Cash flows from financing activities:
  Dividends paid                                                                                            (545)           (551)
  Net borrowings (repayments) under revolving credit agreement, net of issuance costs                        550          (9,800)
  Payment to minority interest partners                                                                   (3,114)         (3,112)
  Principal repayments on notes payable and capital lease obligations                                    (15,652)           (263)
  Repurchase of common stock                                                                              (6,291)             --
  Proceeds from issuance of common stock and exercise of stock options, net                                   84           1,071
                                                                                                       ---------       ---------
      Net cash used by financing activities                                                              (24,968)        (12,655)
                                                                                                       ---------       ---------
  Foreign currency translation                                                                                (9)            145
                                                                                                       ---------       ---------
  Net decrease in cash and cash equivalents                                                               (4,073)         (8,844)
  Cash and cash equivalents at beginning of period                                                        43,214          53,669
                                                                                                       ---------       ---------
Cash and cash equivalents at end of period                                                             $  39,141       $  44,825
                                                                                                       =========       =========

Supplemental cash flow information:
  Cash paid for interest                                                                               $   5,682       $   7,127
  Cash paid for income taxes                                                                           $   3,336       $   1,282


See accompanying notes to consolidated financial statements.

                           CENTRAL PARKING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2000 (included in the Company's Annual Report on Form 10-K). Certain items have been reclassified to conform to current year presentation.


BUSINESS COMBINATIONS

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

         Black Angus Garage

         On March 15, 2000, a limited liability company of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City for $19.6 million. $13.3 million of the purchase was financed with a five-year note. The remainder was financed from borrowings under the Credit Facility.

         Arizona Stadium LLC

         In October 1999, the Company purchased the remaining 50% interest in Arizona Stadium LLC, a limited liability company that manages the parking activities for the Arizona stadium, for approximately $1.6 million in cash. The Company previously owned 50% of the limited liability company. In accordance with the partnership agreement, the Company was required to repay the outstanding note payable and incurred approximately $195 thousand of expenses, net of tax, related to early extinguishment of debt. This expense has been accounted for as an extraordinary loss in the three months ended December 31, 1999.

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

         The Company incurred $2.4 million of merger related expenses on a pretax basis during the quarter ended December 31, 1999 that were reported as operating expenses. Included in these costs were approximately $0.6 million in professional fees; comprised of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and the balance of $0.7 million in travel, supplies, printing and other out of pocket expenses. The costs, which are directly attributable to the merger and are incremental to the combined companies, are recognized when incurred.

         Edison Restructuring Agreement

         In conjunction with the Company's merger with Allright, Allright entered into a restructuring agreement whereby Allright loaned an additional $9.9 million to the minority interest partner and amended certain other related agreements. In addition, the parties agreed that the limited partner's capital account would be increased to $29.4 million as of the effective date of the restructuring, which coincided with the consummation date of the merger with Allright.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended December 31,
                                            ------------------------------------------------------------------------------
                                                            2000                                      1999
                                                          --------                                  --------
                                             Income        Common                      Income        Common
                                            Available      Shares      Per Share      Available      Shares      Per Share
                                            ($000's)       (000's)       Amount       ($000's)       (000's)       Amount
                                            ---------     --------     ---------      ---------     --------     ---------
Basic earnings per share:
    Earnings before extraordinary item      $ 11,505        36,012      $   0.32      $  8,446        36,516      $   0.23
Effect of dilutive stock and options:

    Stock option plan and warrants                --           112            --            --           308            --

    Restricted stock plan                         --           185            --            --           180            --

    Deferred stock unit plan                      --            48            --            --            36            --

    Employee stock purchase plan                  --            60            --            --            72            --
                                            --------      --------      --------      --------      --------      --------
Diluted earnings per share:
   Earnings before extraordinary item       $ 11,505        36,417      $   0.32      $  8,446        37,113      $   0.23
                                            ========      ========      ========      ========      ========      ========

         Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holder of such restricted stock may forfeit the shares if certain employment or service requirements are not met.

         The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At December 31, 2000 and 1999, such securities were convertible into 2,000,000 shares of common stock. For the three months ended December 31, 2000, options to purchase 1,884,797 shares are excluded from the diluted common shares since they are anti-dilutive.

PROPERTY-RELATED GAINS, NET

The Company routinely disposes of owned properties due to various factors, including economic considerations, unsolicited offers from third parties and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three months ended December 31, 2000 and 1999 is as follows:

                                                                                        Three months ended
                                                                                           December 31,
                                                                                       2000              1999
                                                                                    -----------      -----------
Net gains on sale of property                                                       $     5,515      $     2,253
Impairment charges for property, equipment and leasehold improvements                      (715)              --
Impairment charges for contract rights, lease rights and other intangible assets           (492)            (495)
Lease termination costs                                                                  (1,531)              --
                                                                                    -----------      -----------
Total property-related gains, net                                                   $     2,777      $     1,758
                                                                                    ===========      ===========


The Company recorded impairment charges totaling $1.2 million during the quarter ended December 31, 2000, of which $0.7 million was attributable to a property where the operating lease agreement was amended such that the carrying value of the leasehold improvements was no longer supported by projected future cash flows. The remaining $0.5 million of the charge reflects a reduction in certain Allright-related intangible assets which are no longer of any value to the Company. The Company recorded an impairment charge of $0.5 million during the quarter ended December 31, 1999.


LONG-TERM DEBT

         On March 19, 1999, the Company established a new credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million commencing June 30, 2000 and continuing until the loan is repaid. The Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The rate as of December 31, 2000 was LIBOR plus 0.875%. The amount outstanding under the Company's Credit Facility as of December 31, 2000 was $253.5 million with a weighted average interest rate of 7.5%. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid.

         On February 14, 2000, the Company entered into an amendment and restatement to the Credit Facility agreement primarily to allow for the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement contains provisions for up front fees of $681 thousand. Interest rates are not affected by the amendment and will continue to be based upon the existing grid and determined based on certain financial ratios.

         The Company is required under the Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce exposure to fluctuations in interest rates. On October 27, 1999 the Company entered into a $25 million interest rate swap for a term of four years, cancelable after two years at the option of the counterparty, under which the Company will pay to the counterparty a fixed rate of 6.16%, and the counterparty will pay to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying notional value. On March 31, 2000, June 29, 2000, and again on September 29, 2000, the Company entered into $25 million interest rate cap agreements. The rate is 8.0% for the first two cap agreements and 8.5% for the last cap agreement and each has a term consistent with the Credit Facility's. The Company paid a total of $646 thousand for the three $25 million cap agreements.

         On March 15, 2000, a limited liability company ("LLC") of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. To fix the interest rate, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% for the five-year period. The parent company has guaranteed $1 million of the debt, which otherwise would have no recourse except to the LLC. The remainder was financed from borrowings under the Credit Facility.

         The Company entered into an agreement effective June 1, 2000, to acquire certain contract and lease rights for approximately $14.3 million. The transaction was financed by the seller with a two-year obligation due June 2002 at an interest rate of 7.32% and is backed by a letter of credit in the amount of $15.0 million.

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

         Derivative financial instruments

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

         On October 1, 2000, the Company's prospective adoption of the provisions of SFAS No. 133 and SFAS No. 138, resulted in the recording of a net transition loss of $380 thousand, net of related income tax of $253 thousand, in accumulated other comprehensive income. Further, the adoption of SFAS No. 133 and SFAS 138 resulted in the Company reducing derivative instrument assets by $281 thousand and recording $353 thousand of derivative instrument liabilities.

         At December 31, 2000, the Company adjusted the value of its derivative financial instruments to their fair values. This resulted in the recognition of an unrealized loss of $515 thousand, net of related income tax of $343 thousand in accumulated other comprehensive loss, along with a decrease in derivative instrument assets of $136 thousand and an increase in derivative instrument liabilities of $722 thousand. Additionally, $22 thousand of accumulated other comprehensive loss, net of related income tax benefit of $14 thousand, was amortized to interest expense during the quarter.

         Revenue recognition

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The company must adopt the provisions of SAB 101 no later than the fourth quarter of the current year. Such adoption will be retroactive to October 1, 2000. SAB 101 will require the Company to change the timing of recognition of performance-based revenues on approximately 90 of its current management contracts. Such contracts earned approximately $2.0 million of performance-based revenues in fiscal 2000. The Company is in the process of determining the impact this change will have on its financial statements.


COMPREHENSIVE INCOME

         Comprehensive income, which is comprised of net earnings, changes in unrealized losses on derivative financial instruments and changes in foreign currency translation adjustments, was $10.6 million and $8.4 million for the three months ended December 31, 2000 and 1999, respectively.


BUSINESS SEGMENTS

         The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues, costs, and other expenses by segment for the three months ended December 31, 2000 and 1999. During fiscal year 2001, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

                                                                       THREE MONTHS ENDED DECEMBER 31, 2000
                                          -----------------------------------------------------------------------------------------

                                             ONE             TWO            THREE           FOUR             FIVE            SIX
                                          ---------       ---------       ---------       ---------       ---------       ---------
Revenues:
 Parking                                  $  11,219       $  68,247       $   8,046       $  23,145       $   9,005       $   6,906
 Management contract                          2,452           6,212           2,459           4,150           2,809           1,495
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Total revenues                           13,671          74,459          10,505          27,295          11,814           8,401
Costs and expenses:
 Cost of parking                              9,508          55,639           7,589          21,051           7,721           5,996
 Cost of management contracts                 1,042           2,396             955           1,636           1,148             699
 General and administrative                   1,192           5,049             705           1,381             917             625
 Goodwill and non-compete
    amortization                                 56           2,072             112             259              96             123
 Merger costs                                    --              --              --              --              --              --
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Total costs and expenses                 11,798          65,156           9,361          24,327           9,882           7,443
Property-related gains (losses), net             --          (2,295)             (7)            693               8               1
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Operating earnings                        1,873           7,008           1,137           3,661           1,940             959
Other income (expense):
 Interest income                                (39)         (4,592)            (73)           (512)            (13)            (13)
 Interest expense                               (65)           (309)            (43)            (45)            (62)            (23)
 Dividends - convertible                         --              --              --              --              --              --
 Minority interest                               --             117              (3)             --              --
 Equity in partnership and joint
    ventures                                     --              --              --              --              --              --
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Earnings before income tax
      and extraordinary item              $   1,769       $   2,224       $   1,018       $   3,104       $   1,865       $     923
                                          =========       =========       =========       =========       =========       =========
    Income tax expense

    Earnings before
      extraordinary item
    Extraordinary item, net of tax

    Net earnings


Identifiable assets                       $  24,811       $ 355,311       $  26,640       $  57,261       $  26,413       $  20,667
                                          =========       =========       =========       =========       =========       =========


                                                      THREE MONTHS ENDED DECEMBER 31, 2000
                                          -----------------------------------------------------------
                                                                         ALL OTHERS
                                            SEVEN            INT'L      & GEN'L CORP         TOTAL
                                          ---------       ---------     ------------      -----------
Revenues:
 Parking                                  $  15,169       $   6,465       $   3,475       $   151,677
 Management contract                          1,931           1,431           2,656            25,595
                                          ---------       ---------       ---------       -----------
    Total revenues                           17,100           7,896           6,131           177,272
Costs and expenses:
 Cost of parking                             13,485           5,581          (2,605)          123,965
 Cost of management contracts                   700              31           1,615            10,222
 General and administrative                   1,194           1,075           5,515            17,653
 Goodwill and non-compete
    amortization                                  3              --             280             3,001
 Merger costs                                    --              --              --                --
                                          ---------       ---------       ---------       -----------
    Total costs and expenses                 15,382           6,687           4,805           154,841
Property-related gains (losses), net             (1)              1           4,377             2,777
                                          ---------       ---------       ---------       -----------
    Operating earnings                        1,717           1,210           5,703            25,208
Other income (expense):
 Interest income                                (24)             97           6,723             1,554
 Interest expense                                (3)            (52)         (5,600)           (6,202)
 Dividends - convertible                         --              --          (1,472)           (1,472)
 Minority interest                               --              --            (716)             (602)
 Equity in partnership and joint
    ventures                                     --             391             723             1,114
                                          ---------       ---------       ---------       -----------
    Earnings before income tax
      and extraordinary item              $   1,690       $   1,646       $   5,361            19,600
                                          =========       =========       =========
    Income tax expense                                                                          8,095
                                                                                          -----------
    Earnings before
      extraordinary item                                                                       11,505
    Extraordinary item, net of tax                                                                 --
                                                                                          -----------
    Net earnings                                                                          $    11,505
                                                                                          ===========

Identifiable assets                       $  29,747       $  26,220       $ 439,681       $ 1,006,751
                                          =========       =========       =========       ===========


                                                                       THREE MONTHS ENDED DECEMBER 31, 1999
                                          -----------------------------------------------------------------------------------------

                                             ONE             TWO            THREE           FOUR             FIVE            SIX
                                          ---------       ---------       ---------       ---------       ---------       ---------
Revenues:
  Parking                                 $  11,823       $  69,993       $   9,520       $  26,696       $   9,923       $   6,739
  Management contract                         2,914           6,362           2,504           4,147           2,988           1,544
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Total revenues                           14,737          76,355          12,024          30,843          12,911           8,283
Costs and expenses:
  Cost of parking                            10,508          56,835           9,273          24,889           8,473           5,824
  Cost of management contracts                  898           1,881             965           1,665           1,184             628
  General and administrative                  2,194           6,583           1,417           2,856           2,126           1,096
  Goodwill and non-compete
    amortization                                 47           2,271             112             265             102             123
  Merger costs                                   --              --              --              --              --              --
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Total costs and expenses                 13,647          67,570          11,767          29,675          11,885           7,671
Property-related gains (losses), net             20            (969)             --              12              --              (5)
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Operating earnings                        1,110           7,816             257           1,180           1,026             607
Other income (expense):
  Interest income                               (44)         (4,605)            (86)           (510)            (23)            (14)
  Interest expense                              (18)           (398)            (37)            (47)            (50)             (2)
  Dividends - convertible                        --              --              --              --              --              --
  Minority interest                              --              --              --              --              --              --
  Equity in partnership and joint
    ventures                                     --              --              --              --              --              --
                                          ---------       ---------       ---------       ---------       ---------       ---------
    Earnings before income tax
      and extraordinary item              $   1,048       $   2,813       $     134       $     623       $     953       $     591
                                          =========       =========       =========       =========       =========       =========
    Income tax expense

    Earnings before
      extraordinary item
    Extraordinary item, net of tax

  Net earnings


Identifiable assets                       $  31,590       $ 372,641       $  42,638       $  80,361       $  35,821       $  31,393
                                          =========       =========       =========       =========       =========       =========



                                                      THREE MONTHS ENDED DECEMBER 31, 1999
                                          -----------------------------------------------------------
                                                                         ALL OTHERS
                                            SEVEN            INT'L      & GEN'L CORP         TOTAL
                                          ---------       ---------     ------------      -----------
Revenues:
  Parking                                  $  15,331       $   6,757       $   2,714       $   159,496
  Management contract                          2,124           1,339           1,915            25,837
                                           ---------       ---------       ---------       -----------
    Total revenues                            17,455           8,096           4,629           185,333
Costs and expenses:
  Cost of parking                             13,469           6,001          (2,165)          133,107
  Cost of management contracts                   707            (206)            718             8,440
  General and administrative                   1,986           1,097             572            19,927
  Goodwill and non-compete
    amortization                                   3              --             139             3,062
  Merger costs                                    --              --           2,385             2,385
                                           ---------       ---------       ---------       -----------
    Total costs and expenses                  16,165           6,892           1,649           166,921
Property-related gains (losses), net             (33)              2           2,731             1,758
                                           ---------       ---------       ---------       -----------
    Operating earnings                         1,257           1,206           5,711            20,170
Other income (expense):
  Interest income                                (22)             46           7,124             1,866
  Interest expense                                (1)            (68)         (5,907)           (6,528)
  Dividends - convertible                         --              --          (1,510)           (1,510)
  Minority interest                               --              --            (814)             (814)
  Equity in partnership and joint
    ventures                                      --             294           1,192             1,486
                                           ---------       ---------       ---------       -----------
    Earnings before income tax
      and extraordinary item               $   1,234       $   1,478       $   5,796            14,670
                                           =========       =========       =========
    Income tax expense                                                                           6,224
                                                                                           -----------
    Earnings before
      extraordinary item                                                                         8,446
    Extraordinary item, net of tax                                                                (195)
                                                                                           -----------
  Net earnings                                                                             $    8,251
                                                                                           ===========

Identifiable assets                        $  27,284       $  22,247       $ 412,561       $ 1,056,536
                                           =========       =========       =========       ===========

Segment One encompasses the western region of the United States.

Segment Two encompasses the northeastern region of the United States, including New York City, New Jersey, Eastern Pennsylvania, and New England.

Segment Three encompasses the southeastern region of the United States.

Segment Four encompasses parts of the mid-western region of the United States, and also includes Southern Texas and Washington, D.C.

Segment Five encompasses the inter-mountain region of the United States, including Northern Texas and parts of the Midwest.

Segment Six encompasses the southern region of the United States, including parts of Kentucky, Tennessee and Louisiana, as well as Puerto Rico.

Segment Seven encompasses the central region of the United States.

International encompasses all non-U.S. locations.

All others and general corporate encompasses home office, eliminations, certain owned real estate, and certain partnerships.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

         This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Report on Form 10-K for the year ended September 30, 2000. Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The following important factors, in addition to those discussed elsewhere in this report, and the Company's report on Form 10-K for the year ended September 30, 2000 could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

- successful completion of the integration of Allright, as well as past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

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

OVERVIEW

         On March 19, 1999, Central Parking completed a merger (the "Merger") with Allright Holdings, Inc. ("Allright"). The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests under APB Opinion No. 16. Refer to the accompanying notes to the consolidated financial statements.

         The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Parking revenues from owned properties amounted to $17.4 million and $16.4 million for the three months ended December 31, 2000 and 1999, respectively, representing 11.5% and 10.3% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

         Parking revenues from leased facilities amounted to $134.3 million and $143.1 million for the three months ending December 31, 2000 and 1999 respectively, which accounted for 88.5% and 89.7% of total parking revenues in the respective periods. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, or electrical maintenance or repairs. Lease arrangements are typically for terms of three to ten years, with renewal options.

         Management contract revenues amounted to $25.6 million and $25.8 million for the three months ended December 31, 2000 and 1999, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training and staffing parking personnel, and providing collections, accounting, record keeping, insurance and facility marketing services. Generally, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

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

         As of December 31, 2000, Central Parking operated 1,989 parking facilities through management contracts, leased 2,185 parking facilities, and owned 235 parking facilities, either independently or in joint venture with third parties.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         Parking revenues for the first quarter of fiscal 2001 decreased to $151.7 million from $159.5 million in the first quarter of fiscal 2000, a decrease of $7.8 million, or 4.9%. The decrease is primarily a result of two factors. First, adverse weather conditions in the Midwest and Northeast during the first quarter negatively impacted parking revenues. Second, the Company experienced a net decline of 255 leased and owned locations since December 31, 1999 (237 locations added, offset by 492 locations lost). The decline in locations is due to a variety of factors including divestitures related to the Allright transaction, the sale or closure of underperforming locations, and the loss of locations in the ordinary course of business. Of the 255 net locations lost, 246 were lost between December 31, 1999 and September 30, 2000 and 9 were lost during the quarter ended December 31, 2000. Revenues from foreign operations amounted to approximately $7.9 million and $8.1 million for the quarters ended December 31, 2000 and 1999, respectively.

         Management contract revenues for the first quarter of fiscal 2001 decreased to $25.6 million from $25.8 million in the same period of fiscal 2000, a decrease of $0.2 million or 0.9%. The slight decrease is due to the fact that the Company operated 99 fewer management contract locations as of December 31, 2000 as compared against December 31, 1999.

         Cost of parking in the first quarter of 2001 decreased to $124.0 million from $133.1 million in the first quarter of 2000, a decrease of $9.1 million or 6.9%. This decrease was due primarily to a reduction in rent and property taxes of $7.8 million, and a reduction in payroll and benefits of $2.8 million as compared against the prior year period. The reduction in rent and payroll can both be attributed to the reduction in the number of leased and owned locations operated by the Company as described above. Rent expense as a percentage of parking revenues declined to 47.1% during the quarter ended December 31, 2000, from 49.1% in the quarter ended December 31, 1999. Payroll and benefit expenses were 18.2% of parking revenues during the first quarter of fiscal 2001 as compared to 19.1% in the comparable prior year period. The reduction in both rent and payroll expenses as a percentage of parking revenues is a result of the closure of unprofitable locations as well as an increased focus on expense control throughout the Company. Cost of parking as a percentage of parking revenues decreased to 81.7% in the first quarter of fiscal 2001 from 83.5% in the first quarter of fiscal 2000.

         Cost of management contracts in the first quarter of fiscal 2001 increased to $10.2 million from $8.4 million in the comparable period in 2000, an increase of $1.8 million or 21.1%. The increase in cost reflects higher workers compensation and medical claims by employees. Cost of management contracts as a percentage of management contract revenue increased to 39.9% for the first fiscal quarter of 2001 from 32.7% for the same period in 2000, due to the increase in the aforementioned items.

         General and administrative expenses decreased to $17.7 million for the first quarter of fiscal 2001 from $19.9 million in the first quarter of fiscal 2000, a decrease of $2.2 million or 11.4%. This decrease is due to $2.2 million of additional depreciation in the prior year resulting from the adoption of a shorter life on certain Allright related computer assets. General and administrative expenses as a percentage of total revenues decreased to 10.0% for the first quarter of fiscal 2001 compared to 10.8% for the first quarter of fiscal 2000.

         Goodwill and non-compete amortization for the first quarter of fiscal 2001 decreased to $3.0 million from $3.1 million in the first quarter of fiscal 2000, a decrease of $0.1 million.

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

         Interest income decreased to $1.6 million for the first quarter of fiscal 2001 from $1.9 million in the first quarter of fiscal 2000, a decrease of $0.3 million, or 16.7%. The decrease in interest income is a result of the retirement of a $10.3 million note during the fourth quarter of fiscal 2000.

         Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $7.7 million for the first quarter of fiscal 2001 from $8.0 million in the first quarter of fiscal 2000, a decrease of $0.3 million or 4.5%. This decrease in interest expense was primarily attributable to the lower amount of overall debt outstanding during the current quarter. The weighted average balance outstanding under such credit facilities and convertible securities was $401.9 million during the quarter ended December 31, 2000, at a weighted average interest rate of 7.1% compared to $474.0 million during the quarter ended December 31, 1999 at an average interest rate of 6.4%.

         Net property-related gains for the three months ended December 31, 2000 increased to $2.8 million from $1.8 million in the comparable period in 1999. Net gains on sales of property of $5.5 million were offset by impairment charges of $1.2 million and lease termination costs of $1.5 million in the current quarter. Net gains on sales of property for the three months ended December 31, 1999 were $2.3 million. These gains were offset by $0.5 million of impairment charges.

         Income taxes increased to $8.1 million for the first quarter of fiscal 2001 from $6.2 million in the first quarter of fiscal 2000, an increase of $1.9 million or 30.1%. The effective tax rate for the first quarter of fiscal 2001 was 41.3% compared to 42.4% for the first quarter of fiscal 2000. The decrease in the effective tax rate is attributable to certain non-deductible merger expenses included in operating expenses during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the three months ended December 31, 2000 provided net cash of $13.2 million, compared to $15.9 million of cash provided by operating activities for the three months ended December 31, 1999. Net earnings of $11.5 million and depreciation and amortization of $11.4 million, offset by increases in operating assets and decreases in operating liabilities totaling $8.0 million account for the majority of the cash provided by operating activities during the first three months of fiscal 2000.

         Investing activities for the three months ended December 31, 2000 provided net cash of $7.7 million, compared to $12.2 million of net cash used for investing activities for the same period in 1999. Proceeds of $15.0 million from the disposition of property and equipment, offset by the purchase of property, equipment, leasehold improvements, and contract rights of $8.0 million account for the majority of the cash provided by investing activities in the first three months of fiscal 2001. Purchase of property, equipment, leasehold improvements and contract rights of $16.9 million, partially offset by proceeds from sales of property of $5.5 million account for the majority of cash used by investing activities during the first three months of fiscal 2000.

         Financing activities for the three months ended December 31, 2000 used net cash of $25.0 million, compared to $12.7 million in the same period in 1999. Principal repayments on notes payable of $15.7 million and the repurchase of $6.3 million of common stock account for the majority of the cash used by financing activities during the three months ended December 31, 2000. Net payments under the revolving credit agreement of $9.8 million and payments to minority interest partners of $3.1 million, partially offset by proceeds from the issuance of common stock and the exercise of warrants of $1.1 million account for the majority of the cash used by financing activities during the three months ended December 31, 1999.

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

         If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the existing credit facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Report on Form 10-K for the year ended September 30, 2000, provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Central Parking common stock. Until certain shareholders of Central Parking have received at least $350 million from the sale of Central Parking common stock in either registered offerings or otherwise, Central Parking cannot sell any shares of its common stock on its own behalf, subject to certain exceptions. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions. The decreased market value of Central Parking's common stock also could have an impact on Central Parking's ability to complete significant acquisitions or raise additional capital.

         Future Cash Commitments

         On January 18, 2000, the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The Company's bank lenders subsequently approved the repurchase on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. As of December 31, 2000 the Company had repurchased 1.2 million shares at a total cost of $21.1 million.

         The Company routinely makes strategic capital expenditures to enhance customer service at parking facilities under its control. The Company's capital expenditure budget for fiscal 2001 is approximately $20.0 million.

         Credit Facility

         On March 19, 1999, Central Parking established a new credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The principal amount of the term loan shall be repaid in quarterly payments of $12.5 million, commencing June 30, 2000 and continuing until the loan is repaid. The Credit Facility bears interest at LIBOR plus a grid based margin dependant upon the Company achieving certain financial ratios. The rate as of December 31, 2000 was LIBOR plus 0.875%. The Credit Facility contains certain covenants including those that require Central Parking to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The amount outstanding under the Company's Credit Facility as of December 31, 2000 is $253.5 million, with a weighted average interest rate of 7.5%.

         On February 14, 2000, the Company entered into an amendment and restatement to the Credit Facility agreement primarily to allow for the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement contains provisions for up front fees of $681 thousand. Interest rates are not affected by the amendment and will continue to be based upon the existing grid and determined based on certain financial ratios.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rates

         The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of December 31, 2000, the Company had $253.5 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 87.5 basis points. The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company's exposure to increases in interest rates. As of December 31, 2000, interest rate protection agreements had been purchased to hedge $100 million of the Company's variable rate debt. Please refer to the paragraph entitled Long-Term Debt in the Notes to the Financial Statements for a description of the individual interest rate protection agreements. $162.5 million of the Credit Facility is payable in quarterly installments of $12.5 million and $91.0 million in revolving credit loans are due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will attempt to renew the revolving credit facility.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, will have a material adverse effect upon the Company's financial condition, results of operations, or liquidity. The Company carries liability insurance against certain types of claims that management believes meets industry standards; however, there can be no assurance that any future legal proceedings (including any judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

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

4.1 Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's
                           Registration Statement No. 33-95640 on Form S-1).

4.4            (a)         Registration Rights Agreement (the "Allright
                           Registration Rights Agreement") dated as of September
                           21, 1998 by and between the Registrant, Apollo Real
                           Estate Investment Fund II, L.P., AEW Partners, L.P.
                           and Monroe J. Carell, Jr., The Monroe Carell Jr.
                           Foundation, Monroe Carell Jr. 1995 Grantor Retained
                           Annuity Trust, Monroe Carell Jr. 1994 Grantor
                           Retained Annuity Trust, The Carell Children's Trust,
                           The 1996 Carell Grandchildren's Trust, The Carell
                           Family Grandchildren 1990 Trust, The Kathryn Carell
                           Brown Foundation, The Edith Carell Johnson
                           Foundation, The Julie Carell Stadler Foundation, 1997
                           Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson
                           Trust, 1997 Julia Claire Stadler Trust, 1997 William
                           Carell Johnson Trust, 1997 David Nicholas Brown Trust
                           and 1997 George Monroe Stadler Trust (Incorporated by
                           reference to Exhibit 4.4 to the Company's
                           Registration Statement No. 333-66081 filed on October
                           21, 1998).

4.4            (b)         Amendment dated January 5, 1999 to the Allright
                           Registration Rights Agreement (Incorporated by
                           reference to Exhibit 4.4.1 to the Company's
                           Registration Statement No. 333-66081 filed on October
                           21, 1998, as amended).

4.4            (c)         Second Amendment dated February 1, 2001 to the
                           Allright Registration Rights Agreement.
                           (Incorporated by reference to Exhibit 4.6 to the
                           Company's Registration Statement No. 333-54914 on
                           Form S-3 filed on February 2, 2001.)

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

               (b)         Amendment to the 1995 Incentive and Nonqualified
                           Stock Option Plan for Key Personnel increasing the number of shares licensed for issuance under the plan to 3,817,500 (Incorporated by reference to Exhibit
                           10.1 to the Company's Annual Report on Form 10-K for the period ended September 30, 2000).

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

               (l) James H. Bond Severance Agreement (Incorporated by reference to Exhibit 10.17 to the Company's
                           Registration Statement No.33-95640 on Form S-1.)

               (m)         James J. Hagan Employment Agreement, dated June
                           12, 2000. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended September 30, 2000).

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

               (b) Amendment to the 1995 Nonqualified Stock Option Plan for Directors increasing the number of shares reserved for issuance under the plan to 475,000
                           (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ended September 30, 2000).

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

10.6 Form of Management Contract (Incorporated by reference to Exhibit 10.14 to the Company's
                           Registration Statement No. 3-95640 on Form S-1.)

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

10.15                      Amended and Restated Credit Agreement dated as of
                           June 16, 2000, by and among various banks, with Bank
                           F America, N.A. as Agent and Central Parking
                           Corporation and certain affiliates (Incorporated by reference to Exhibit 10.15 to the Company's Annual
                           Report on Form 10-K for the period ended September
                           30, 2000).

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

                                      CENTRAL PARKING CORPORATION


Date:    February 14, 2001            By: /s/ James J. Hagan
                                          -------------------------------
                                          James J. Hagan
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                  Title                            Date
  ------------------------          ----------------------------------       -----------------
                                    Chief Financial Officer (Principal
     /s/ James J. Hagan             Financial and Accounting Officer)        February 14, 2001
  ------------------------
      James J. Hagan

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.