Form 10-Q
period 2001-03-31
CENTRAL PARKING CORP
filed 2001-05-15
CIK 949298

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                   Tennessee                                   62-1052916
------------------------------------------------         ----------------------
 (State or Other Jurisdiction of Incorporation              (I.R.S. Employer
               or Organization)                            Identification No.)


            2401 21st Avenue South,
        Suite 200, Nashville, Tennessee                          37212
------------------------------------------------         ----------------------
   (Address of Principal Executive Offices)                    (Zip Code)


Registrant's Telephone Number, Including Area Code:          (615) 297-4255
                                                         ----------------------

Former name, address and fiscal year, if changed
since last report:                                           Not Applicable
                                                         ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


               Class                              Outstanding at May 10, 2001
-----------------------------------            ---------------------------------
   Common Stock, $0.01 par value                           35,894,287

                                      INDEX

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES


PART I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----
Item 1.    Financial Statements (Unaudited)

           Consolidated balance sheets
           ---March 31, 2001 and September 30, 2000.....................       3

           Consolidated statements of earnings
           --- three and six months ended March 31, 2001 and 2000.......       4

           Consolidated statements of cash flows
           --- six months ended March 31, 2001 and 2000.................       5

           Notes to consolidated financial statements...................    6-13

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   14-19

Item 3.    Quantitative and Qualitative Disclosure about Market Risk ...      19

PART 2.    OTHER INFORMATION

Item 1.    Legal Proceedings ...........................................      20

Item 4.    Submission of Matters to a Vote of Security Holders..........      20

Item 6.    Exhibits and Reports on Form 8-K.............................   20-25


           SIGNATURES ..................................................      26

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Unaudited

Amounts in thousands, except share data

                                                                                            March 31,         September 30,
                                                                                              2001                2000
                                                                                              ----                ----
ASSETS
Current assets:
    Cash and cash equivalents                                                              $    42,320         $    43,214
    Management accounts receivable                                                              30,585              32,052
    Accounts receivable - other                                                                 15,630              14,995
    Current portion of notes receivable (including amounts due from related parties
       of $689 at March 31, 2001 and $763 at September 30, 2000)                                 3,734               4,090
    Prepaid rent                                                                                 5,404               8,307
    Prepaid expenses                                                                             7,210               4,953
    Deferred income taxes                                                                          612                 612
                                                                                           -----------         -----------
              Total current assets                                                             105,495             108,223

Investments, at amortized cost (fair value $6,024 at March 31, 2001 and $5,775 at
    September 30, 2000)                                                                          5,927               5,778
Notes receivable, less current portion                                                          43,719              46,153
Property, equipment, and leasehold improvements, net                                           426,076             432,833
Contract and lease rights, net                                                                  92,204              96,607
Goodwill, net                                                                                  259,126             264,756
Investment in and advances to partnerships and joint ventures                                   29,630              30,306
Other assets                                                                                    35,298              37,649
                                                                                           -----------         -----------
     Total assets                                                                          $   997,475         $ 1,022,305
                                                                                           ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt and capital lease obligations                        $    53,495         $    55,760
    Accounts payable                                                                            67,248              73,461
    Accrued payroll and related costs                                                           12,231              14,287
    Accrued expenses                                                                            12,176              12,236
    Management accounts payable                                                                 33,085              33,452
    Income taxes payable                                                                         2,536               8,279
                                                                                           -----------         -----------
              Total current liabilities                                                        180,771             197,475

Long-term debt and capital lease obligations, less current portion                             239,174             253,535
Deferred rent                                                                                   20,182              18,794
Deferred compensation                                                                           11,914              11,732
Deferred income taxes                                                                           23,896              24,801
Minority interest                                                                               29,386              31,108
Other liabilities                                                                                6,131               4,603
                                                                                           -----------         -----------
              Total liabilities                                                                511,454             542,048

Company-obligated mandatorily redeemable convertible securities of subsidiary
    holding solely parent debentures                                                           110,000             110,000

Shareholders' equity:
    Common stock, $.01 par value; 50,000,000 shares authorized,
         35,811,042 and 36,330,275 shares issued and outstanding, respectively                     358                 363
    Additional paid  - in capital                                                              238,691             248,817
    Accumulated other comprehensive loss, net                                                   (1,355)               (144)
    Retained earnings                                                                          138,690             121,612
    Deferred compensation on restricted stock                                                     (363)               (391)
                                                                                           -----------         -----------
              Total shareholders' equity                                                       376,021             370,257
                                                                                           -----------         -----------
     Total liabilities and shareholders' equity                                            $   997,475         $ 1,022,305
                                                                                           ===========         ===========

See accompanying notes to consolidated financial statements

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
                       Consolidated Statements of Earnings
                                    Unaudited

Amounts in thousands, except per share data

                                                                Three Months Ended March 31,        Six Months Ended March 31,
                                                                     2001           2000                2001           2000
                                                                     ----           ----                ----           ----
Revenues:
      Parking                                                     $ 148,848      $ 157,716           $ 300,525      $ 317,212
      Management contract                                            25,186         24,935              51,074         50,772
                                                                  ---------      ---------           ---------      ---------
                  Total revenues                                    174,034        182,651             351,599        367,984
                                                                  ---------      ---------           ---------      ---------

Costs and expenses:
      Cost of parking                                               126,730        133,592             250,695        266,699
      Cost of management contracts                                    9,777          8,201              19,999         16,641
      General and administrative                                     16,034         19,655              33,687         39,582
      Goodwill and non-compete amortization                           3,001          2,989               6,002          6,051
      Merger costs                                                       --          1,362                  --          3,747
                                                                  ---------      ---------           ---------      ---------
                  Total costs and expenses                          155,542        165,799             310,383        332,720
                                                                  ---------      ---------           ---------      ---------

Property-related gains (losses), net                                 (2,296)         1,331                 481          3,089
                                                                  ---------      ---------           ---------      ---------

                  Operating earnings                                 16,196         18,183              41,697         38,353

Other income (expenses):
      Interest income                                                 1,425          1,538               2,979          3,404
      Interest expense                                               (5,589)        (6,640)            (11,791)       (13,168)
      Dividends on Company-obligated mandatorily redeemable
         convertible securities of a subsidiary trust                (1,471)        (1,500)             (2,943)        (3,010)
      Minority interest                                                (862)        (1,046)             (1,464)        (1,860)
      Equity in partnership and joint venture earnings                1,528          1,179               2,642          2,665
                                                                  ---------      ---------           ---------      ---------

                  Earnings before income taxes, extraordinary
                    item and cumulative effect of accounting
                    change                                           11,227         11,714              31,120         26,384

Income tax expense                                                    4,492          4,334              12,704         10,558
                                                                  ---------      ---------           ---------      ---------

                  Earnings before extraordinary item and
                    cumulative effect of accounting change            6,735          7,380              18,416         15,826
Extraordinary item, net of tax                                           --             --                  --           (195)
Cumulative effect of accounting change                                   --             --                (258)            --
                                                                  ---------      ---------           ---------      ---------

                  Net earnings                                    $   6,735      $   7,380           $  18,158      $  15,631
                                                                  =========      =========           =========      =========

      Basic earnings per share:
      Earnings before extraordinary item and
         cumulative effect of accounting change                   $    0.19      $    0.20           $    0.51      $    0.43
      Extraordinary item, net of tax                              $      --      $      --           $      --      $      --
      Cumulative effect of accounting change, net of tax          $      --      $      --           $      --      $      --
      Net earnings                                                $    0.19      $    0.20           $    0.51      $    0.43

      Diluted earnings per share:
      Earnings before extraordinary item and
         cumulative effect of accounting change                   $    0.19      $    0.20           $    0.51      $    0.43
      Extraordinary item, net of tax                              $      --      $      --                  --      $   (0.01)
      Cumulative effect of accounting change, net of tax          $      --      $      --           $   (0.01)     $      --
      Net earnings                                                $    0.19      $    0.20           $    0.50      $    0.42

See accompanying notes to consolidated financial statements.

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited

Amounts in thousands

                                                                                                Six Months Ended March 31,
                                                                                                   2001             2000
                                                                                                   ----             ----
Cash flows from operating activities:
      Net earnings                                                                               $ 18,158         $ 15,631
      Adjustments to reconcile net earnings to net cash provided by operating activities:
            Depreciation and amortization of property                                              10,557           13,100
            Amortization of goodwill and non-compete                                                6,002            6,051
            Amortization of contract and lease rights, straight-line rent, deferred
              financing fees and other                                                              6,208            6,772
            Equity in partnership and joint venture earnings                                       (2,642)          (2,665)
            Distributions from partnerships and joint ventures                                      2,295            1,885
            Property-related gains, net                                                              (481)          (3,089)
            Deferred income tax expense                                                                19              973
            Minority interest                                                                       1,464            1,860
            Changes in operating assets and liabilities:
                  Management accounts receivable                                                    1,467           (2,918)
                  Accounts receivable - other                                                        (741)           4,204
                  Prepaid rent                                                                      2,903            1,699
                  Prepaid expenses                                                                 (2,257)             203
                  Other assets                                                                       (306)          (1,118)
                  Accounts payable, accrued expenses and deferred compensation                    (12,059)         (12,038)
                  Management accounts payable                                                        (367)           2,289
                  Income taxes payable                                                             (5,572)           7,225
                                                                                                 --------         --------
            Net cash provided by operating activities                                              24,648           40,064
                                                                                                 --------         --------
Cash flows from investing activities:
      Proceeds from disposition of property and equipment                                          17,011           14,164
      Repayments of notes receivable, net                                                           2,790              592
      Purchase of property, equipment, and leasehold improvements                                 (15,637)         (41,982)
      Purchase of contract and lease rights                                                          (530)            (980)
      Repayments of advances to partnerships and joint ventures, net                                1,023              692
      Proceeds from maturities and calls of investments                                               256               80
      Purchase of investments                                                                        (405)            (228)
                                                                                                 --------         --------
            Net cash provided (used) by investing activities                                        4,508          (27,662)
                                                                                                 --------         --------
Cash flows from financing activities:
      Dividends paid                                                                               (1,085)          (1,098)
      Net borrowings (repayments) under revolving credit agreement, net of issuance costs          12,550          (21,831)
      Proceeds from issuance of notes payable, net of issuance costs                                   --           13,300
      Payment to minority interest partners                                                        (3,114)          (3,337)
      Principal repayments on notes payable and capital lease obligations                         (29,176)          (2,164)
      Repurchase of common stock                                                                   (9,960)         (10,310)
      Proceeds from issuance of common stock and exercise of stock options, net                       560            3,429
                                                                                                 --------         --------
            Net cash used by financing activities                                                 (30,225)         (22,011)
                                                                                                 --------         --------
Foreign currency translation                                                                          175              145
                                                                                                 --------         --------
      Net decrease in cash and cash equivalents                                                      (894)          (9,464)
      Cash and cash equivalents at beginning of period                                             43,214           53,669
                                                                                                 --------         --------
Cash and cash equivalents at end of period                                                       $ 42,320         $ 44,205
                                                                                                 ========         ========



Supplemental cash flow information:
      Cash paid for interest                                                                     $  9,818         $ 12,887
      Cash paid for income taxes                                                                 $ 17,785         $  2,649

See accompanying notes to consolidated financial statements.

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2000 (included in the Company's Annual Report on Form 10-K). Certain items have been reclassified to conform to current year presentation.

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

    Arizona Stadium LLC
    In October 1999, the Company paid $1.6 million in cash to purchase the remaining 50% interest in Arizona Stadium LLC, a limited liability company that manages the parking activities for a garage adjacent to a baseball stadium in Phoenix. The Company previously owned 50% of the limited liability company. In accordance with the partnership agreement, the Company was required to repay the outstanding note payable and incurred approximately $195 thousand of expenses, net of tax, related to early extinguishment of debt. This expense has been accounted for as an extraordinary loss in the six months ended March 31, 2000.

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

    The Company incurred $1.4 million of merger related expenses on a pretax basis during the three months ended March 31, 2000 that were reported as operating expenses. Included in these costs were approximately $0.7 million of legal, accounting, and consulting fees, and $0.7 million in travel, supplies, printing and other out of pocket expenses. The Company incurred $3.7 million of merger related expenses on a pretax basis during the six months ended March 31, 2000 that were reported as operating expenses. These costs included $1.3 million of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and $1.3 million in travel, supplies, printing and other out of pocket expenses. Those costs which were directly attributable to the merger and were incremental to the combined companies were recognized when incurred. No such costs have been incurred in fiscal 2001.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                2001                                       2000
                                                                ----                                       ----
                                                Income         Common                      Income         Common
                                               Available       Shares       Per Share     Available       Shares       Per Share
                                               ($000's)        (000's)       Amount       ($000's)        (000's)       Amount
                                               --------        -------       ------       --------        -------       ------
Basic earnings per share:
 Earnings before extraordinary item and
  cumulative effect of accounting change        $ 6,735         35,702        $0.19        $ 7,380         36,480        $0.20

Effect of dilutive stock and options:
    Stock option plan and warrants                   --            114           --             --            246           --
    Restricted stock plan                            --            149           --             --            181           --
    Deferred stock unit plan                         --             --           --             --             72           --
    Employee stock purchase plan                     --             --           --             --             48           --
                                                -------        -------        -----        -------        -------        -----
Diluted earnings per share:
 Earnings before extraordinary item and
  cumulative effect of accounting change        $ 6,735         35,965        $0.19        $ 7,380         37,027        $0.20
                                                =======        =======        =====        =======        =======        =====

                                                                          Six Months Ended March 31,
                                                                          --------------------------
                                                                2001                                       2000
                                                                ----                                       ----
                                                Income         Common                      Income         Common
                                               Available       Shares       Per Share     Available       Shares       Per Share
                                               ($000's)        (000's)       Amount       ($000's)        (000's)       Amount
                                               --------        -------       ------       --------        -------       ------
Basic earnings per share:
 Earnings before extraordinary item and
  cumulative effect of accounting change        $18,416         35,857        $0.51        $15,826         36,498        $0.43

Effect of dilutive stock and options:
    Stock option plan and warrants                   --            114           --             --            277           --
    Restricted stock plan                            --            148           --             --            181           --
    Deferred stock unit plan                         --             --           --             --             72           --
    Employee stock purchase plan                     --             --           --             --             42           --
                                                -------        -------        -----        -------        -------        -----
Diluted earnings per share:
 Earnings before extraordinary item and
  cumulative effect of accounting change        $18,416         36,119        $0.51        $15,826         37,070        $0.43
                                                =======        =======        =====        =======        =======        =====

    Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holder of such restricted stock may forfeit the shares if certain employment or service requirements are not met.

    The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At March 31, 2001 and 2000, such securities were convertible into 2,000,000 shares of common stock. For the three and six months ended March 31, 2001, options to purchase 1,762,869 and 1,851,571 shares are excluded from the diluted common shares since they are anti-dilutive.

PROPERTY-RELATED GAINS (LOSSES), NET

The Company routinely disposes of owned properties due to various factors, including economic considerations, unsolicited offers from third parties and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three and six months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                   Three months ended           Six months ended
                                                        March 31,                   March 31,
                                                   2001          2000          2001          2000
                                                 -------       -------       -------       -------
Net gains on sale of property                    $     4       $ 1,331       $ 5,519       $ 3,584
Impairment charges for property,
  equipment and leasehold improvements                --            --          (715)           --
Impairment charges for contract rights,
  lease rights and other intangible assets            --            --          (492)         (495)
Lease termination costs                           (2,300)           --        (3,831)           --
                                                 -------       -------       -------       -------
Total property-related gains (losses), net       $(2,296)      $ 1,331       $   481       $ 3,089
                                                 =======       =======       =======       =======

Included in net gains on sale of property for the three and six months ended March 31, 2001 is a $250 thousand loss for environmental liability costs relating to a property previously owned by the Company. The Company recorded impairment charges totaling $1.2 million during the six months ended March 31, 2001, of which $0.7 million was attributable to properties where the operating lease agreement was amended such that the carrying value of the leasehold improvements was no longer supportable by projected future cash flows. The remaining $0.5 million of the charge reflects a reduction in certain Allright-related intangible assets which are no longer of any value to the Company. The Company recorded impairment charges of $0.5 million during the six months ended March 31, 2000. Lease termination costs for the three and six months ended March 31, 2001 represent charges incurred to terminate existing lease agreements related to unfavorable locations.


LONG-TERM DEBT
    On March 19, 1999, the Company established a credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The amount outstanding under the Company's Credit Facility as of March 31, 2001 was $253.0 million with a weighted average interest rate of 6.2%, including the principal amount of the term loan of $150 million which is being repaid in quarterly payments of $12.5 million through March 2004. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The aggregate availability under the Credit Facility was $71.7 million at March 31, 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

    Derivative financial instruments
    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard.

    At March 31, 2001, the Company's derivative financial instruments consist of interest rate caps with a combined notional amount of $75 million and interest rate swaps with a combined notional amount of $38 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company's purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates.

    On October 1, 2000, the Company prospectively adopted the provisions of SFAS No. 133 and SFAS No. 138, which resulted in the recording of a net transition loss of $380 thousand, net of related income taxes of $253 thousand, in accumulated other comprehensive loss. Further, the adoption of SFAS No. 133 and SFAS 138 resulted in the Company reducing derivative instrument assets by $281 thousand and recording $353 thousand of derivative instrument liabilities.

    At March 31, 2001, the Company adjusted the value of its derivative financial instruments to their fair values. These instruments comprised derivative instrument assets of $93 thousand and derivative instrument liabilities of $1.9 million, which are included as other assets and other liabilities, respectively, on the face of the balance sheet. This adjustment resulted in the recognition of unrealized losses of $539 thousand and $1.1 million, net of related income taxes of $360 and $703 thousand in accumulated other comprehensive loss, respectively. Additionally, the Company decreased derivative instrument assets by $101 and $237 thousand and increased derivative instrument liabilities by $798 thousand and $1.5 million for the three and six months ended March 31, 2001, respectively.

    Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings to reflect the decrease in the time value of the underlying derivative instruments. This reclassification is derived from the amounts initially paid for the derivative instruments and is expected to occur ratably over their terms. For the three and six months ended March 31, 2001, $27 and $48 thousand of accumulated other comprehensive loss, net of related income tax benefit of $18 and $32 thousand, respectively, were reclassified to interest expense.

    Revenue recognition
    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The Company adopted SAB 101 during the quarter ended March 31, 2001 as a change in accounting principle retroactive to October 1, 2000. Adoption of SAB 101 required the Company to change the timing of recognition of performance-based revenues on certain management contracts. The cumulative effect of this accounting change was a loss of $429 thousand ($258 thousand, net of tax) as of October 1, 2000. Adoption of SAB 101 resulted in a decrease in management contract revenues of $237 thousand for the three months ended March 31, 2001 and an increase in management contract revenues of $56 thousand for the six months ended March 31, 2001. The Company has restated its results for the first quarter of fiscal 2001 to reflect the effects of this change.

COMPREHENSIVE INCOME

     Comprehensive income, which is comprised of net earnings, changes in unrealized losses on derivative financial instruments and changes in foreign currency translation adjustments, was $6.4 million and $16.9 million for the three and six months ended March 31, 2001, respectively. Comprehensive income was $7.4 million and $15.8 million for the three and six months ended March 31, 2000, respectively.

BUSINESS SEGMENTS

   The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues, costs, and other expenses by segment for the three and six months ended March 31, 2001 and 2000, respectively. During fiscal year 2001, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

                                                                     Three Months Ended March 31, 2001
                                                                     ---------------------------------

                                          ONE         TWO        THREE       FOUR        FIVE         SIX        SEVEN       INT'L
                                          ---         ---        -----       ----        ----         ---        -----       -----
Revenues:
  Parking                              $  9,952    $ 65,623    $  8,369    $ 18,699    $  9,347    $ 13,765    $ 13,148    $  6,658
  Management contract                     2,719       6,245       2,290       3,719       2,680       1,807       1,838       1,662
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total revenues                       12,671      71,868      10,659      22,418      12,027      15,572      14,986       8,320
Costs and expenses:
  Cost of parking                         9,640      57,466       7,515      16,808       7,708      12,510      12,517       5,627
  Cost of management contracts            1,512       2,341       1,087       1,651       1,121         943         709          11
  General and administrative              1,233       5,463         701       1,267       1,010       1,454         838       1,028
  Goodwill and non-compet
    amortization                             56       2,072         112         123          96         259           3          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total costs and expenses             12,441      67,342       9,415      19,849       9,935      15,166      14,067       6,666
Property-related gains (losses), net          4      (2,305)          1          14         180          --          --           1
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Operating earnings                      234       2,221       1,245       2,583       2,272         406         919       1,655
Other income (expense):
  Interest income                           (39)     (4,604)        (72)         (1)        (13)       (569)         26          86
  Interest expense                          (11)       (279)        (34)       (111)        (54)        (41)        (28)        (52)
  Dividends - convertible securities         --          --          --          --          --          --          --          --
  Minority interest                          --        (191)         (3)         --          --          --          --          --
  Equity in partnership and
    joint venture earnings                   --          --          --          --          --          (1)         --         497
                                       --------    --------    --------    --------    --------    --------    --------    --------

    Earnings (loss) before
      income tax                       $    184    $ (2,853)   $  1,136    $  2,471    $  2,205    $   (205)   $    917    $  2,186
                                       ========    ========    ========    ========    ========    ========    ========    ========
Income tax expense


    Net earnings

Identifiable assets                    $ 24,854    $377,882    $ 31,545    $ 52,987    $ 32,960    $ 42,692    $ 32,423    $ 29,256
                                       ========    ========    ========    ========    ========    ========    ========    ========

                                 Three Months Ended March 31, 2001
                                 ---------------------------------
                                        ALL OTHERS
                                       & GEN'L CORP     TOTAL
                                       ------------     -----
Revenues:
  Parking                                $  3,287     $148,848
  Management contract                       2,226       25,186
                                         --------     --------
    Total revenues                          5,513      174,034
Costs and expenses:
  Cost of parking                          (3,061)     126,730
  Cost of management contracts                402        9,777
  General and administrative                3,040       16,034
  Goodwill and non-compet
    amortization                              280        3,001
                                         --------     --------
    Total costs and expenses                  661      155,542
Property-related gains (losses), net         (191)      (2,296)
                                         --------     --------
    Operating earnings                      4,661       16,196
Other income (expense):
  Interest income                           6,611        1,425
  Interest expense                         (4,979)      (5,589)
  Dividends - convertible securities       (1,471)      (1,471)
  Minority interest                          (668)        (862)
  Equity in partnership and
    joint venture earnings                  1,032        1,528
                                         --------     --------

    Earnings (loss) before
      income tax                         $  5,186       11,227
                                         ========
Income tax expense                                       4,492
                                                      --------

    Net earnings                                      $  6,735
                                                      ========
Identifiable assets                      $372,876     $997,475
                                         ========     ========

                                                                      Three Months Ended March 31, 2000
                                                                      ---------------------------------

                                          ONE         TWO        THREE       FOUR        FIVE         SIX        SEVEN       INT'L
                                          ---         ---        -----       ----        ----         ---        -----       -----
Revenues:
  Parking                              $ 11,126    $ 67,998    $  9,999    $ 21,597    $  9,292    $ 14,085    $ 14,270    $  6,376
  Management contract                     2,847       6,137       1,966       3,735       3,035       2,087       1,860       1,408
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total revenues                       13,973      74,135      11,965      25,332      12,327      16,172      16,130       7,784
Costs and expenses:
  Cost of parking                        10,470      58,423       8,999      19,502       7,908      12,784      13,487       5,477
  Cost of management contracts              981       2,011         632       1,409       1,000         796         612         (97)
  General and administrative              1,273       5,077         759       1,203       1,487       1,164       1,090       1,172
  Goodwill and non-compet
    amortization                             40       2,074         112         123          96         259           3          --
  Merger costs                               --          --          --          --          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total costs and expenses             12,764      67,585      10,502      22,237      10,491      15,003      15,192       6,552
Property-related gains (losses), net        132         992          (3)         66           2          --          (4)         12
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Operating earnings                    1,341       7,542       1,460       3,161       1,838       1,169         934       1,244
Other income (expense):
  Interest income                           (25)     (4,602)        (81)         --         (23)       (570)         25          75
  Interest expense                          (21)       (402)        (40)        (44)        (68)        (46)         --         (17)
  Dividends - convertible securities         --          --          --          --          --          --          --          --
  Minority interest                          --        (330)         (8)         --          --          --          --          --
  Equity in partnership and
    joint venture earnings                   --          --          --          --          --          --          --          54
                                       --------    --------    --------    --------    --------    --------    --------    --------

    Earnings (loss) before
      income tax                       $  1,295    $  2,208    $  1,331    $  3,117    $  1,747    $    553    $    959    $  1,356
                                       ========    ========    ========    ========    ========    ========    ========    ========
Income tax expense


    Net earnings

Identifiable assets                    $ 36,527    $394,592    $ 48,209    $ 60,571    $ 38,910    $ 59,727    $ 29,014    $ 24,999
                                       ========    ========    ========    ========    ========    ========    ========    ========

                                     Three Months Ended March 31, 2000
                                     ---------------------------------
                                         ALL OTHERS
                                       & GEN'L CORP     TOTAL
                                       ------------     -----
Revenues:
  Parking                                $  2,973     $  157,716
  Management contract                       1,860         24,935
                                         --------     ----------
    Total revenues                          4,833        182,651
Costs and expenses:
  Cost of parking                          (3,458)       133,592
  Cost of management contracts                857          8,201
  General and administrative                6,430         19,655
  Goodwill and non-compet
    amortization                              282          2,989
  Merger costs                              1,362          1,362
                                         --------     ----------
    Total costs and expenses                5,473        165,799
Property-related gains (losses), net          134          1,331
                                         --------     ----------
    Operating earnings                       (506)        18,183
Other income (expense):
  Interest income                           6,739          1,538
  Interest expense                         (6,002)        (6,640)
  Dividends - convertible securities       (1,500)        (1,500)
  Minority interest                          (708)        (1,046)
  Equity in partnership and
    joint venture earnings                  1,125          1,179
                                         --------     ----------

    Earnings (loss) before
      income tax                         $   (852)        11,714
                                         ========
Income tax expense                                         4,334
                                                      ----------

    Net earnings                                      $    7,380
                                                      ==========
Identifiable assets                      $364,425     $1,056,974
                                         ========     ==========

                                                                       Six Months Ended March 31, 2001
                                                                       -------------------------------

                                          ONE         TWO        THREE       FOUR        FIVE         SIX        SEVEN       INT'L
                                          ---         ---        -----       ----        ----         ---        -----       -----
Revenues:
  Parking                              $ 21,171    $133,871    $ 16,416    $ 35,975    $ 18,352    $ 28,112    $ 26,745    $ 13,123
  Management contract                     5,172      12,456       4,749       7,376       5,489       3,870       3,693       3,093
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total revenues                       26,343     146,327      21,165      43,351      23,841      31,982      30,438      16,216
Costs and expenses:
  Cost of parking                        19,149     113,105      15,103      32,785      15,428      24,742      24,840      11,208
  Cost of management contracts            2,553       4,738       2,041       3,169       2,269       1,785       1,383          42
  General and administrative              2,520      11,040       1,494       2,457       2,066       2,783       1,956       2,198
  Goodwill and non-compete
    amortization                            112       4,144         225         247         192         518           6          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total costs and expenses             24,334     133,027      18,863      38,658      19,955      29,828      28,185      13,448
Property-related gains (losses), net          3      (4,600)         (7)        709         188          --          (2)         --
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Operating earnings                    2,012       8,700       2,295       5,402       4,074       2,154       2,251       2,768
Other income (expense):
  Interest income                           (78)     (9,197)       (145)         (2)        (26)     (1,138)         47         184
  Interest expense                          (76)       (588)        (77)       (136)       (116)        (84)        (29)       (105)
  Dividends - convertible securities         --          --          --          --          --          --          --          --
  Minority interest                          --         (74)         (6)         --          --          --          --          --
  Equity in partnership and
    joint venture earnings                   --          --          --          --          --          (1)         --         818
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Earnings (loss) before income
      tax and cumulative effect of
        accounting change              $  1,858    $ (1,159)   $  2,067    $  5,264    $  3,932    $    931    $  2,269    $  3,665
                                       ========     ========    ========    ========    ========    ========    ========    ========
Income tax expense

    Earnings before cumulative
       effect of accounting change
Cumulative effect of accounting
  change, net of tax

    Net earnings

Identifiable assets                    $ 24,854    $459,745    $ 31,545    $ 52,987    $ 32,960    $ 42,692    $ 32,423    $ 29,256
                                       ========    ========    ========    ========    ========    ========    ========    ========

                                   Six Months Ended March 31, 2001
                                   -------------------------------
                                        ALL OTHERS
                                       & GEN'L CORP     TOTAL
                                       ------------     -----
Revenues:
  Parking                                $  6,760     $300,525
  Management contract                       5,176       51,074
                                         --------     --------
    Total revenues                         11,936      351,599
Costs and expenses:
  Cost of parking                          (5,665)     250,695
  Cost of management contracts              2,019       19,999
  General and administrative                7,173       33,687
  Goodwill and non-compete
    amortization                              558        6,002
                                         --------     --------
    Total costs and expenses                4,085      310,383
Property-related gains (losses), net        4,190          481
                                         --------     --------
    Operating earnings                     12,041       41,697
Other income (expense):
  Interest income                          13,334        2,979
  Interest expense                        (10,580)     (11,791)
  Dividends - convertible securities       (2,943)      (2,943)
  Minority interest                        (1,384)      (1,464)
  Equity in partnership and
    joint venture earnings                  1,825        2,642
                                         --------     --------
    Earnings (loss) before income
      tax and cumulative effect of
        accounting change                $ 12,293       31,120
                                         ========
Income tax expense                                      12,704
                                                      --------
    Earnings before cumulative
       effect of accounting change                      18,416
Cumulative effect of accounting
  change, net of tax                                      (258)
                                                      --------
    Net earnings                                      $ 18,158
                                                      ========
Identifiable assets                      $291,013     $997,475
                                         ========     ========

                                                                       Six Months Ended March 31, 2000
                                                                       -------------------------------

                                          ONE         TWO        THREE       FOUR        FIVE         SIX        SEVEN       INT'L
                                          ---         ---        -----       ----        ----         ---        -----       -----
Revenues:
  Parking                              $ 22,949    $137,992    $ 19,519    $ 43,167    $ 19,214    $ 27,372    $ 28,180    $ 13,132
  Management contract                     5,760      12,499       4,470       7,475       6,024       4,102       3,865       2,748
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total revenues                       28,709     150,491      23,989      50,642      25,238      31,474      32,045      15,880
Costs and expenses:
  Cost of parking                        20,978     115,258      18,272      38,810      16,381      25,335      25,811      11,478
  Cost of management contracts            1,879       3,892       1,597       2,963       2,184       1,577       1,276        (303)
  General and administrative              2,711      10,304       1,378       2,680       2,815       2,347       2,039       2,268
  Goodwill and non-compete
    amortization                             87       4,345         225         247         198         524           6          --
  Merger costs                               --          --          --          --          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Total costs and expenses             25,655     133,799      21,472      44,700      21,578      29,783      29,132      13,443
Property-related gains (losses), net        152          23          (3)         71           2          --         (38)         14
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Operating earnings                    3,206      16,715       2,514       6,013       3,662       1,691       2,875       2,451
Other income (expense):
  Interest income                           (68)     (9,207)       (167)         --         (47)     (1,141)         49         121
  Interest expense                          (39)       (800)        (76)        (47)       (117)        (93)         (1)        (85)
  Dividends - convertible securities         --          --          --          --          --          --          --          --
  Minority interest                          --        (330)         (8)         --          --          --          --          --
  Equity in partnership and
    joint venture earnings                   --          --          --          --          --          --          --         150
                                       --------    --------    --------    --------    --------    --------    --------    --------
    Earnings (loss) before income
      tax and extraordinary item       $  3,099    $  6,378    $  2,263    $  5,966    $  3,498    $    457    $  2,923    $  2,637
                                       ========    ========    ========    ========    ========    ========    ========    ========
Income tax expense

    Earnings before
      extraordinary item
Extraordinary item, net of tax


    Net earnings

Identifiable assets                    $ 36,527    $394,592    $ 48,209    $ 80,388    $ 38,910    $ 37,070    $ 31,854    $ 24,999
                                       ========    ========    ========    ========    ========    ========    ========    ========

                                    Six Months Ended March 31, 2000
                                    -------------------------------
                                        ALL OTHERS
                                       & GEN'L CORP     TOTAL
                                       ------------     -----
Revenues:
  Parking                                $  5,687     $  317,212
  Management contract                       3,829         50,772
                                         --------     ----------
    Total revenues                          9,516        367,984
Costs and expenses:
  Cost of parking                          (5,624)       266,699
  Cost of management contracts              1,576         16,641
  General and administrative               13,040         39,582
  Goodwill and non-compete
    amortization                              419          6,051
  Merger costs                              3,747          3,747
                                         --------     ----------
    Total costs and expenses               13,158        332,720
Property-related gains (losses), net        2,868          3,089
                                         --------     ----------
    Operating earnings                       (774)        38,353
Other income (expense):
  Interest income                          13,864          3,404
  Interest expense                        (11,910)       (13,168)
  Dividends - convertible securities       (3,010)        (3,010)
  Minority interest                        (1,522)        (1,860)
  Equity in partnership and
    joint venture earnings                  2,515          2,665
                                         --------     ----------
    Earnings (loss) before income
      tax and extraordinary item         $   (837)        26,384
                                         ========
Income tax expense                                        10,558
                                                      ----------
    Earnings before
      extraordinary item                                  15,826
Extraordinary item, net of tax                              (195)
                                                      ----------

    Net earnings                                        $ 15,631
                                                      ==========
Identifiable assets                      $364,425     $1,056,974
                                         ========     ==========

Segment One encompasses the western region of the United States.

Segment Two encompasses the northeastern region of the United States, including New York City, New Jersey, Eastern Pennsylvania, and New England.

Segment Three encompasses the southeastern region of the United States.

Segment Four encompasses parts of the midwestern and southern region of the United States, including parts of Kentucky, Tennessee, Louisiana, and Southern Texas.

Segment Five encompasses the inter-mountain region of the United States, including Northern Texas and parts of the Mid-west.

Segment Six encompasses the southern region of the United, as well as Washington, D.C. and Puerto Rico.

Segment Seven encompasses the central region of the United States.

International encompasses all non-U.S. locations.

All others and general corporate encompasses home office, eliminations, certain owned real estate and certain partnerships.

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

     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Parking revenues from owned properties amounted to $18.7 million and $19.2 million for the three months ended March 31, 2001 and 2000, respectively, representing 12.5% and 12.2% of total parking revenues for the respective periods. For the six months ended March 31, 2001 and 2000, parking revenues from owned properties were $36.5 and $37.5 million, respectively, representing 12.1% and 11.8% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold.

Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

     Parking revenues from leased facilities amounted to $130.2 million and $138.5 million for the three months ended March 31, 2001 and 2000 respectively, and $264.0 million and $279.7 million for the six months ended March 31, 2001 and 2000, respectively. Parking revenues from leased facilities accounted for 87.5% and 87.8% of total parking revenues in the three months ended March 31, 2001 and 2000, respectively, and 87.9% and 88.2% of total parking revenues for the six months ended March 31, 2001 and 2000, respectively. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, or electrical maintenance or repairs. Lease arrangements are typically for terms of three to ten years, with renewal options.

     Management contract revenues amounted to $25.2 million and $24.9 million for the three months ended March 31, 2001 and 2000, respectively and $51.1 million and $50.8 million for the six months ended March 31, 2001 and 2000, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training and staffing parking personnel, and providing collections, accounting, record keeping, insurance and facility marketing services. Generally, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

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

     As of March 31, 2001, Central Parking operated 1,894 parking facilities through management contracts, leased 2,003 parking facilities, and owned 223 parking facilities, either independently or in joint ventures with third parties.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Parking revenues for the second quarter of fiscal 2001 decreased to $148.8 million from $157.7 million in the second quarter of fiscal 2000, a decrease of $8.9 million, or 5.6%. The decrease is primarily a result of two factors. First, adverse weather conditions in the Midwest and Northeast during the second quarter negatively impacted parking revenues by approximately $2.0 million. Second, the Company experienced a net decline of 396 leased and owned locations since March 31, 2000 (246 locations added, offset by 642 locations lost). The decline in locations is due to a variety of factors including the sale or closure of underperforming locations and the loss of locations in the ordinary course of business. Revenues from foreign operations amounted to approximately $8.3 million and $7.8 million for the quarters ended March 31, 2001 and 2000, respectively.

     Management contract revenues for the second quarter of fiscal 2001 increased to $25.2 million from $24.9 million in the same period of fiscal 2000, an increase of $0.3 million or 1.0%. The slight increase resulted from an increase in contract rates, offset by a decline in the number of management contract locations, as compared against March 31, 2000.

     Cost of parking in the second quarter of 2001 decreased to $126.7 million from $133.6 million in the second quarter of 2000, a decrease of $6.9 million or 5.1%. This decrease was due primarily to a reduction in rent and property taxes of $6.6 million compared to the prior year period. The reduction in rent and property taxes is a result of fewer locations as well as an increased focus on expense control throughout the Company. Rent expense as a percentage of parking revenues declined to 48.1% for the three months ended March 31, 2001 from 48.9% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 85.1% in the second quarter of fiscal 2001 from 84.7% in the second quarter of fiscal 2000.

     Cost of management contracts in the second quarter of fiscal 2001 increased to $9.8 million from $8.2 million in the comparable period in 2000, an increase of $1.6 million or 19.2%. The increase in cost reflects higher medical claims by employees. Cost of management contracts as a percentage of management contract revenue increased to 38.8% for the second quarter of 2001 from 32.9% for the same period in 2000, due to the increase in the aforementioned items.

     General and administrative expenses decreased to $16.0 million for the second quarter of fiscal 2001 from $19.7 million in the second quarter of fiscal 2000, a decrease of $3.7 million or 18.4%. This decrease is due to $1.4 million of additional depreciation in the prior year resulting from the adoption of a shorter life on certain Allright related computer assets and $2.1 million of other net personnel related expenses. General and administrative expenses as a percentage of total revenues decreased to 9.2% for the second quarter of fiscal 2001 compared to 10.8% for the second quarter of fiscal 2000.

     Goodwill and non-compete amortization remained constant at $3.0 million for the second quarter of fiscal 2001 and the second quarter of fiscal 2000.

     The Company incurred $1.4 million of merger related expenses on a pretax basis during the quarter ended March 31, 2000 that were reported as operating expenses. Included in these costs are approximately $0.7 million in legal, accounting, and consulting fees. The balance of $0.7 million comprised travel, supplies, printing and other out of pocket expenses. No such costs were incurred in the current quarter.

     Net property-related losses for the three months ended March 31, 2001 were $2.3 million, including a $2.3 million charge for early termination of an unfavorable lease and a $0.3 million charge for environmental clean-up costs related to a property previously owned by the Company. Net property-related gains for the three months ended March 31, 2000 were $1.3 million and comprised routine gains on disposals of property and equipment.

     Interest income decreased to $1.4 million for the second quarter of fiscal 2001 from $1.5 million in the second quarter of fiscal 2000, a decrease of $0.1 million, or 7.3%. The decrease in interest income is a result of the retirement of a $10.3 million note during the fourth quarter of fiscal 2000.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $7.1 million for the second quarter of fiscal 2001 from $8.1 million in the second quarter of fiscal 2000, a decrease of $1.0 million or 13.3%. This decrease in interest expense was primarily attributable to the lower amount of overall debt outstanding during the current quarter. The weighted average balance outstanding under such credit facilities and convertible securities was $403.3 million during the quarter ended March 31, 2001, at a weighted average interest rate of 6.6% compared to $460.7 million during the quarter ended March 31, 2000 at an average interest rate of 6.9%.

     Income taxes increased to $4.5 million for the second quarter of fiscal 2001 from $4.3 million in the second quarter of fiscal 2000, an increase of $0.2 million or 3.6%. The effective tax rate for the second quarter of fiscal 2001 was 40.0% compared to 37.0% for the second quarter of fiscal 2000. The increase in the effective tax rate is attributable to the utilization of net operating loss carryforwards from Allright during the prior year.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO SIX MONTHS ENDED MARCH 31, 2000

     Parking revenues for the first half of fiscal 2001 decreased to $300.5 million from $317.2 million in the first half of fiscal 2000, a decrease of $16.7 million, or 5.3%. The decrease primarily results from a decline in the number of leased locations, including certain facilities that are now operated as management locations. Revenues from foreign operations amounted to approximately $16.2 million and $15.9 million for the six-month periods ended March 31, 2001 and 2000, respectively.

     Management contract revenues for the first half of fiscal 2001 increased to $51.1 million from $50.8 million in the same period of fiscal 2000, an increase of $0.3 million or 0.6%. The increase resulted primarily from increased management fees on existing locations. This increase is also partially attributable to certain locations that were previously operated as leases and are now operated as management contracts as described above.

     Cost of parking in the first half of 2001 decreased to $250.7 million from $266.7 million in the first half of 2000, a decrease of $16.0 million or 6.0%. This decrease was due primarily to decreases in rent and payroll expense resulting from fewer locations. Rent expense decreased $12.5 million to $143.0 million in the first half of 2001 compared to $155.5 million in the first half of 2000. Rent as a percentage of parking revenues decreased to 47.6% in the first six months of 2001 from 49.0% in the same period of 2000. Payroll decreased $5.4 million in the six-month period ended March 31, 2001 over the same period in 2000. Cost of parking as a percentage of parking revenues decreased to 83.4% in the first half of fiscal 2001 from 84.1% in the first half of fiscal 2000.

     Cost of management contracts in fiscal first half 2001 increased to $20.0 million from $16.6 million in the comparable period in 2000, an increase of $3.4 million or 20.2%. The increase in cost reflects higher medical and workers compensation claims by employees, both in total and as a percentage of management contract revenue. Cost of management contracts as a percentage of management contract revenue increased to 39.2% for the first half of fiscal 2001 from 32.8% for the same period in 2000, primarily due to the costs of medical claims by employees.

     General and administrative expenses, excluding amortization of goodwill and non-compete agreements, decreased to $33.7 million for the first six months of fiscal 2001 from $39.6 million in the first half of 2000, a decrease of $5.9 million or 14.9%. This decrease is due primarily to $3.8 million of additional depreciation in the prior year resulting from the adoption of a shorter life on certain Allright related computer assets and $1.4 million of other net personnel related expenses. General and administrative expenses, as a percentage of total revenues decreased to 9.6% for the first half of fiscal 2001 compared to 10.8% for the first half of fiscal 2000.

     Goodwill and non-compete amortization for the six-month period ended March 31, 2001 decreased to $6.0 million from $6.1 million in the same period in 2000, a decrease of $0.1 million or 0.8%.

     The Company incurred $3.7 million of merger related expenses on a pretax basis during the six months ended March 31, 2000 that were reported as operating expenses. Included in these costs are approximately $1.3 million of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and the balance of $1.3 million in travel, supplies, printing and other out of pocket expenses. The costs which were directly attributable to the merger and are incremental to the combined companies were recognized when incurred. No such expenses have been incurred in the current fiscal year.

     Net property-related gains for the six months ended March 31, 2001 amounted to $0.5 million compared to $3.1 million for the comparable period in fiscal 2000. These gains included gains on sale of property of $5.5 million, offset by impairment charges for leasehold improvements and intangible assets totaling $1.2 million and lease termination charges of $3.8 million during the six months ended March 31, 2001. For the same period in fiscal 2000, gains on sale of property of $3.6 million were offset by impairment charges for contract rights of $0.5 million.

     Interest income decreased to $3.0 million for the first half of fiscal 2001 from $3.4 million in the first half of fiscal 2000, a decrease of $0.4 million, or 12.5%. The decrease in interest income is a result of the retirement of a $10.3 million note during the fourth quarter of fiscal 2000.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $14.7 million for the first half of fiscal 2001 from $16.2 million in the first half of fiscal 2000, a decrease of $1.5 million or 8.9%. This decrease in interest expense was primarily attributable to lower overall outstanding debt balances during the period. The weighted average balance outstanding under such credit facilities and convertible securities was $403.5 million during the six-month period ended March 31, 2001, at a weighted average interest rate of 6.8% compared to $467.4 million during the same period ended March 31, 2000 at an average interest rate of 6.6%.

     Income taxes excluding the extraordinary item and cumulative effect of accounting change, increased to $12.7 million for the first half of fiscal 2001 from $10.6 million in the first six months of 2000, an increase of $2.1 million or 20.3%. The effective tax rate for the first half of fiscal 2001 was 40.8% compared to 40.0% for the first half of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the six months ended March 31, 2001 provided net cash of $24.6 million, compared to $40.1 million of cash provided by operating activities for the six months ended March 31, 2000. Net earnings of $18.2 million and depreciation and amortization of $22.8 million, offset by decreases in accounts payable and accrued expenses of $12.1 million and income taxes payable of $5.6 million, account for the majority of the cash provided by operating activities during the first six months of fiscal 2001.

     Investing activities for the six months ended March 31, 2001 provided net cash of $4.5 million, compared to $27.7 million of net cash used for investing activities for the same period in 2000. Proceeds of $17.0 million from the disposition of property and equipment and net collections on notes receivable of $2.8 million, offset by the purchase of property, equipment, leasehold improvements, and contract rights of $16.2 million account for the majority of the cash provided by investing activities in the first six months of fiscal 2001. Purchase of property, equipment, leasehold improvements and contract rights of $43.0 million, partially offset by proceeds from sales of property of $14.2 million accounted for the majority of cash used by investing activities during the first six months of fiscal 2000.

     Financing activities for the six months ended March 31, 2001 used net cash of $30.2 million, compared to $22.0 million in the same period in 2000. Principal repayments on notes payable and capital lease obligations of $29.2 million and the repurchase of $10.0 million of common stock, offset by net borrowings under the revolving credit facility of $12.6 million account for the majority of the cash used by financing activities during the six months ended March 31, 2001. Net payments under the revolving credit agreement of $21.8 million and repurchase of common stock $10.3 million, partially offset by proceeds from the issuance of notes payable of $13.3 million account for the majority of the cash used by financing activities during the six months ended March 31, 2000.

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

     Future Cash Commitments

     On January 18, 2000, the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The Company's bank lenders subsequently approved the repurchase on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. As of March 31, 2001 the Company had repurchased 1.4 million shares at a total cost of $25.5 million.

     The Company routinely makes capital expenditures to maintain and enhance customer service at parking facilities under its control. The Company's capital expenditure budget for fiscal 2001 is approximately $20.0 million.

     Credit Facility

     On March 19, 1999, the Company established a new credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The amount outstanding under the Company's Credit Facility as of March 31, 2001 was $253.0 million with a weighted average interest rate of 6.2%, including the principal amount of the term loan of $150 million which is being repaid in quarterly payments of $12.5 million through March 2004. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The aggregate availability under the Credit facility was $71.7 million at March 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rates

         The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of March 31, 2001, the Company had $253.0 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 87.5 basis points. The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company's exposure to increase in interest rates. As of March 31, 2001, interest rate protection agreements had been purchased to hedge $100 million of the Company's variable rate debt. Please refer to the paragraph entitled Long-Term Debt in the Notes to the Financial Statements for a description of the individual interest rate protection agreements. $150 million of the Credit Facility is payable in quarterly installments of $12.5 million and $103.0 million in revolving credit loans are due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will renew the revolving credit facility.

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

Central and Allright entered into a settlement agreement with the Antitrust Division on March 16, 1999, under which the two companies agreed to divest a total of 74 parking facilities in 18 cities, representing approximately 18,000 parking spaces. None of the states that reviewed the transaction from an antitrust perspective became a party to the settlement agreement with the antitrust Division, and the Company believes that at least one of these states, Tennessee, is still conducting a review of the operations of Central and Allright. The Company has completed the divestiture of all of the facilities required to be divested by the settlement agreement. The settlement agreement provides that Central and Allright may not operate any of the divested facilities for a period of two years following the divestiture of such facility.

Item 4.  Submission of Matters to a Vote of Security-Holders

     1. The Company's Annual Meeting of Shareholders was held at the Company's headquarters, 2401 21st Avenue South, Third Floor, Nashville, Tennessee, on Thursday, February 15, 2001. Nine directors were elected for the term ending at the Annual Meeting of Shareholders to be held in 2002. Each nominee received the following number of total votes:

                                      FOR            AGAINST            ABSTAIN
                                      ---            -------            -------
Monroe J. Carell, Jr.             33,584,197           --               738,376
James H. Bond                     34,209,894           --               112,679
William S. Benjamin               34,229,474           --                93,099
Cecil Conlee                      34,232,727           --                89,846
Lewis Katz                        34,069,193           --               253,380
Edward G. Nelson                  34,229,502           --                93,071
William C. O'Neil, Jr.            34,230,050           --                92,523
Richard H. Sinkfield              34,232,353           --                90,220
Julia Carell Stadler              34,085,340           --               237,233

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

4.4      (c)      Second Amendment dated February 1, 2001 to the Allright
                  Registration Rights Agreement. (Incorporated by reference to
                  Exhibit 4.6 to the Company's Registration Statement No.
                  333-54914 on Form S-3 filed on February 2, 2001)

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

         (b) Amendment to the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel increasing the number of shares licensed for issuance under the plan to 3,817,500. (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report of Form 10-K for the period ended September 30,
                  2000)

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

         (l) James H. Bond Severance Agreement (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No.33-95640 on Form S-1.)

         (m) James J. Hagan Employment Agreement, dated June 12, 2000. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-K for the period ended September 30, 2000.)

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

         (b) Amendment to the 1995 Nonqualified Stock Option Plan for Directors increasing the number of shares reserved for issuance under the plan to 475,000. (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the period ended September 30, 2000.)

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

10.15 Amended and Restated Credit Agreement dated as of June 16, 2000, by and among various banks, with Bank F America, N.A. as Agent and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended September 30, 2000.)

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


          (b) Reports on Form 8-K

On February 14, 2001, the Company filed a current report on form 8-K announcing results for the first quarter of fiscal 2001, incorporating the text of a press release on that date.

On February 22, 2001, the Company filed a current report on form 8-K announcing the resignation of its Chief Financial Officer, incorporating the text of a press release on that date.

On March 2, 2001, the Company filed a current report on form 8-K announcing the hiring of Mr. William J. Vareschi, Jr. as Chief Executive Officer, incorporating the text of a press release on that date.

On March 14, 2001, the Company filed a current report on form 8-K announcing the results for the second quarter of fiscal 2001, incorporating the text of a press release dated May 9, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRAL PARKING CORPORATION


Date:    May 15, 2001                     By: /s/ Theresa R. Chester
     ----------------                         -------------------------------
                                              Theresa R. Chester
                                              Vice President - Controller
                                              and acting Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                   Title                               Date
         ---------                                   -----                               ----
  /s/ Theresa R. Chester        Vice President - Controller and acting
---------------------------     Chief Financial Officer (Principal Financial and     May 15, 2001
    Theresa R. Chester          Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.