Form 10-Q
period 2001-06-30
CENTRAL PARKING CORP
filed 2001-08-14
CIK 949298

CENTRAL PARKING CORPORATION
                      Condensed Consolidated Balance Sheets
2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)





                    Tennessee                                                                        62-1052916
   ----------------------------------------------                                     ------------------------------------
   (State or Other Jurisdiction of Incorporation
              or Organization)                                                        (I.R.S. Employer Identification No.)


             2401 21st Avenue South,
         Suite 200, Nashville, Tennessee                                                               37212
 --------------------------------------------------                                    ------------------------------------
      (Address of Principal Executive Offices)                                                     (Zip Code)


Registrant's Telephone Number, Including Area Code:                                              (615) 297-4255
                                                                                       ------------------------------------

Former name, address and fiscal year, if changed since last report:                              Not Applicable
                                                                                       ------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES   X  NO  ___
                                             ---      ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.



                          Class                                                    Outstanding at August 10, 2001
        ----------------------------------------                                ------------------------------------
              Common Stock, $0.01 par value                                                   35,904,099

                                      INDEX

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES


PART I.     FINANCIAL INFORMATION                                          PAGE
-------    ----------------------                                          ----

Item 1.     Financial Statements  (Unaudited)

            Consolidated balance sheets
            ---June 30, 2001 and September 30, 2000                           3

            Consolidated statements of earnings
            ---three and nine months ended June 30, 2001 and 2000             4

            Consolidated statements of cash flows
            ---nine months ended June 30, 2001 and 2000                       5

            Notes to consolidated financial statements                     6-14

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           15-20

Item 3.     Quantitative and Qualitative Disclosure about Market Risk       20

PART II.     OTHER INFORMATION
-------      -------------------

Item 1.     Legal Proceedings                                               21

Item 6.     Exhibits and Reports on Form 8-K                             21-26


            SIGNATURES                                                      27
            ----------

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
                           Consolidated Balance Sheets
Amounts  in  thousands,  except  share  data     Unaudited


                                                                                    June 30, September 30,
ASSETS                                                                                  2001         2000
                                                                                    ---------  -----------
Current assets:
  Cash and cash equivalents                                                         $ 34,913   $   43,214
  Management accounts receivable                                                      30,844       32,052
  Accounts receivable - other                                                         16,926       14,995
  Current portion of notes receivable (including amounts due from related parties
    of $3,334 at June 30, 2001 and $786 at September 30, 2000)                         5,837        4,090
  Prepaid expenses                                                                     5,854        4,953
  Deferred income taxes                                                                  612          612
                                                                                    ---------  -----------
    Total current assets                                                             101,866      108,223

Investments, at amortized cost (fair value $6,077 at June 30, 2001 and $5,775 at
  September 30, 2000)                                                                  5,980        5,778
Notes receivable, less current portion                                                43,279       46,153
Property, equipment, and leasehold improvements, net                                 422,747      432,833
Contract and lease rights, net                                                        92,462       96,607
Goodwill, net                                                                        256,295      264,756
Investment in and advances to partnerships and joint ventures                         30,269       30,306
Other assets                                                                          41,095       37,649
                                                                                    ---------  -----------
  Total assets                                                                      $993,993   $1,022,305
                                                                                    =========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations                   $ 53,456   $   55,760
  Accounts payable                                                                    69,326       73,461
  Accrued payroll and related costs                                                   12,470       14,287
  Accrued expenses                                                                    12,697       12,236
  Management accounts payable                                                         29,509       33,452
  Income taxes payable                                                                 1,415        8,279
                                                                                    ---------  -----------

Long-term debt and capital lease obligations, less current portion                   229,461      253,535
Deferred rent                                                                         20,728       18,794
Deferred compensation                                                                 12,246       11,732
Deferred income taxes                                                                 23,441       24,801
Minority interest                                                                     30,244       31,108
Other liabilities                                                                      5,622        4,603
                                                                                    ---------  -----------
    Total liabilities                                                                500,615      542,048

Company-obligated mandatorily redeemable convertible securities of subsidiary
  holding solely parent debentures                                                   110,000      110,000

Shareholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized,
       35,897,481 and 36,330,275 shares issued and outstanding, respectively             359          363
  Additional paid -in capital                                                        240,035      248,817
  Accumulated other comprehensive loss, net                                           (1,202)        (144)
  Retained earnings                                                                  144,888      121,612
  Shares held in trust                                                                  (353)          --
  Deferred compensation on restricted stock                                             (349)        (391)
                                                                                    ---------  -----------
    Total shareholders' equity                                                       383,378      370,257
                                                                                    ---------  -----------
  Total liabilities and shareholders' equity                                        $993,993   $1,022,305
                                                                                    =========  ===========

See  accompanying  notes  to  consolidated  financial  statements

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
                       Consolidated Statements of Earnings
                                    Unaudited
Amounts  in  thousands,  except  per  share  data



                                                           Three Months Ended     Nine Months Ended
                                                                June  30,              June  30,
                                                            2001       2000       2001       2000
                                                         ---------  ---------  ---------  ---------
Revenues:
  Parking                                                $154,260   $160,405   $454,785   $477,617
  Management contract                                      24,885     25,961     75,959     76,733
                                                         ---------  ---------  ---------  ---------
    Total revenues                                        179,145    186,366    530,744    554,350
                                                         ---------  ---------  ---------  ---------

Costs and expenses:
  Cost of parking                                         128,485    133,339    379,180    400,038
  Cost of management contracts                             11,193      8,498     31,192     25,139
  General and administrative                               17,399     16,832     51,086     56,414
  Goodwill and non-compete amortization                     3,001      2,975      9,003      9,026
  Merger costs                                                 --         --         --      3,747
                                                         ---------  ---------  ---------  ---------
    Total costs and expenses                              160,078    161,644    470,461    494,364
                                                         ---------  ---------  ---------  ---------

Property-related gains (losses), net                       (3,058)      (918)    (2,577)     2,171
                                                         ---------  ---------  ---------  ---------

    Operating earnings                                     16,009     23,804     57,706     62,157

Other income (expenses):
  Interest income                                           1,362      1,808      4,341      5,212
  Interest expense                                         (4,718)    (6,798)   (16,509)   (19,966)
  Dividends on Company-obligated mandatorily redeemable
    convertible securities of a subsidiary trust           (1,472)    (1,501)    (4,415)    (4,511)
  Minority interest                                          (947)      (652)    (2,411)    (2,512)
  Equity in partnership and joint venture earnings          1,510      6,440      4,152      9,105
                                                         ---------  ---------  ---------  ---------

    Earnings before income taxes, extraordinary item
      and cumulative effect of accounting change           11,744     23,101     42,864     49,485

Income tax expense                                          5,007      8,320     17,711     18,878
                                                         ---------  ---------  ---------  ---------

    Earnings before extraordinary item and
      cumulative effect of accounting change                6,737     14,781     25,153     30,607
Extraordinary item, net of tax                                 --         --         --       (195)
Cumulative effect of accounting change, net of tax             --         --       (258)        --
                                                         ---------  ---------  ---------  ---------

    Net earnings                                         $  6,737   $  14,781   $ 24,895   $30,412
                                                         =========  =========  =========  =========



Basic earnings per share:
  Earnings before extraordinary item and
     cumulative effect of accounting change               $  0.19   $  0.41      $  0.70    $  0.84
  Extraordinary item, net of tax                              --        --           --         --
  Cumulative effect of accounting change, net of tax          --        --           --         --
                                                          -------   --------     --------   --------
  Net earnings                                            $  0.19   $  0.41      $  0.70    $  0.84
                                                          ========  ========     ========   ========
  Diluted earnings per share:
  Earnings before extraordinary item and
     cumulative effect of accounting change           $      0.19   $  0.40      $  0.70    $  0.83
  Extraordinary item, net of tax                              --        --           --       (0.01)
  Cumulative effect of accounting change, net of tax          --        --         (0.01)       --
                                                          -------   --------     --------   --------
  Net earnings                                            $  0.19   $  0.40      $  0.69    $  0.82
                                                          ========  ========     ========   ========

See  accompanying  notes  to  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited


Amounts  in  thousands                                                                                 Nine  Months  Ended
                                                                                                            June  30,
                                                                                                          2001       2000
                                                                                                      ---------  ---------
Cash flows from operating activities:
  Net earnings                                                                                        $ 24,895   $ 30,412
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property                                                           16,064     18,112
    Amortization of goodwill and non-compete                                                             9,003      9,026
    Amortization of contract and lease rights, straight-line rent, deferred financing fees and other    10,682      9,274
    Changes in operating assets and liabilities:
      Management accounts receivable                                                                     1,208     (2,535)
      Prepaid rent                                                                                       1,427      2,166
      Other assets                                                                                      (7,102)       457
      Accounts payable, accrued expenses and deferred compensation                                     (13,682)   (10,337)

Cash flows from investing activities:
  Proceeds from disposition of property and equipment                                                   21,325     20,780
  Repayments of notes receivable, net                                                                    1,127        985
  Proceeds from maturities and calls of investments                                                        866         80
  Purchase of investments                                                                               (1,103)      (309)
                                                                                                      ---------  ---------
    Net cash used by investing activities                                                                 (848)   (23,218)
                                                                                                      ---------  ---------
Cash flows from financing activities:
  Dividends paid                                                                                        (1,625)    (1,650)
  Repurchase of common stock                                                                           (10,863)   (10,268)
  Proceeds from issuance of common stock and exercise of stock options, net                              2,077      5,148
                                                                                                      ---------  ---------
Foreign currency translation                                                                               176        (61)
                                                                                                      ---------  ---------
Cash and cash equivalents at end of period                                                            $ 34,913   $ 46,052
                                                                                                      =========  =========



Supplemental cash flow information:
  Cash paid for interest                                                                              $ 15,230   $ 20,733
  Cash paid for income taxes                                                                          $ 24,783   $ 10,643


                                  Page 10 of 1


See  accompanying  notes  to  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS  OF  PRESENTATION

The accompanying unaudited consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended
September  30,  2000  (included  in  the  Company's Annual Report on Form 10-K).
Certain items have been reclassified to conform to the current year presentation.

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

     Arizona  Stadium  LLC
     In October 1999, the Company paid $1.6 million to purchase the remaining 50% interest in Arizona Stadium LLC, a limited liability company that manages the parking activities for a garage adjacent to a baseball stadium in Phoenix.
The Company previously owned 50% of the limited liability company. In accordance with the partnership agreement, the Company was required to repay the outstanding note payable and incurred approximately $195 thousand of expenses, net of tax, related to early extinguishement of debt. This expense has been accounted for as an extraordinary loss in the nine months ended June 30, 2000.

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

     The Company incurred $3.7 million of merger related expenses on a pretax basis during the nine months ended June 30, 2000 that were reported as operating expenses. These costs included $1.3 million of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and $1.3 million in travel, supplies, printing and other out-of-pocket expenses. Those costs which were directly attributable to the merger and were incremental to the combined companies were recognized when incurred. No such costs have been incurred in fiscal 2001.

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

     The following table sets forth the computation of basic and diluted earnings per share:



                                                         Three Months Ended June 30,
                                                         ---------------------------
                                                       2001                       2000
                                                       ----                       ----
                                            Income   Common    Per       Income   Common    Per
                                           Available Shares   Share     Available Shares   Share
                                            ($000's) (000's)  Amount    ($000's)  (000's)  Amount
                                           --------  -------  ------    --------  -------  ------
Basic earnings per share:
Earnings before extraordinary item and
  cumulative effect of accounting change.  $  6,737  35,740  $    0.19  $ 14,781  36,260  $ 0.41

Effect of dilutive stock and options:
    Stock option plan and warrants.......        --      91         --        --     201   (0.01)
    Restricted stock plan ...............        --      69         --        --     192      --
                                           --------  ------  ---------  --------  ------  -------
Diluted earnings per share:
Earnings before extraordinary item and
  cumulative effect of accounting change.  $  6,737  35,900  $    0.19  $ 14,781  36,653  $ 0.40
                                           ========  ======  =========  ========  ======  =======


                                                          Nine Months Ended June 30,
                                                         ---------------------------
                                                       2001                       2000
                                                       ----                       ----
                                            Income   Common    Per       Income   Common    Per
                                           Available Shares   Share     Available Shares   Share
                                            ($000's) (000's)  Amount    ($000's)  (000's)  Amount
                                           --------  -------  ------    --------  -------  ------
Basic earnings per share:
Earnings before extraordinary item and
  cumulative effect of accounting change.  $ 25,153  35,818  $    0.70  $ 30,607  36,418  $ 0.84

Effect of dilutive stock and options:
    Stock option plan and warrants.......        --     106         --        --     204   (0.01)
    Restricted stock plan ...............        --     122         --        --     184      --
                                           --------  ------  ---------  --------  ------  -------
Diluted earnings per share:
Earnings before extraordinary item and
  cumulative effect of accounting change.  $ 25,153  36,046  $    0.70  $ 30,607  36,806  $ 0.83
                                           ========  ======  =========  ========  ======  =======


     Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holder of such restricted stock may forfeit the shares if certain employment or service requirements are not met.

     The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At June 30, 2001 and 2000, such securities were convertible into 2,000,000 shares of common stock. For the three and nine months ended June 30, 2001, options to purchase 2,005,406 and 1,866,682 shares are excluded from the diluted common shares since they are anti-dilutive.

PROPERTY-RELATED  GAINS  (LOSSES),  NET

     The Company routinely disposes of owned properties due to various factors, including economic considerations, unsolicited offers from third parties and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three and nine months ended June 30, 2001 and 2000 is as follows (in thousands):


                                           Three months ended  Nine months ended
                                                June  30,          June  30,
                                               2001    2000      2001      2000
                                            --------  ------  --------  --------
Net gains (losses) on sale of property      $ 1,131   $(918)  $ 6,650   $  2,666
Impairment charges for property,
  equipment and leasehold improvements         (200)     --    (3,545)       --
Impairment charges for contract rights,
  lease rights and other intangible assets       --      --      (492)     (495)
Lease termination costs                      (3,989)     --    (5,190)       --
                                            --------  ------  --------  --------
Total property-related gains (losses), net  $(3,058)  $(918)  $(2,577)  $  2,171
                                            ========  ======  ========  =========

     Included in net gains on sale of property for the three and nine months ended June 30, 2001 is a $250 thousand loss for environmental liability costs relating to a property previously owned by the Company. The Company recorded impairment charges totaling $4.0 million during the nine months ended June 30, 2001, of which $3.5 million was attributable to properties where the operating lease agreement was amended such that the carrying value of the leasehold improvements was no longer supportable by projected future cash flows. The remaining $0.5 million of the charge reflects a reduction in certain Allright-related intangible assets which are no longer of any value to the Company. The Company recorded impairment charges of $0.5 million during the nine months ended June 30, 2000. Lease termination costs for the three and nine months ended June 30, 2001 represent charges incurred to terminate existing lease agreements related to unfavorable locations.


LONG-TERM  DEBT
     On March 19, 1999, the Company established a credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The amount outstanding under the Company's Credit Facility as of June 30, 2001 was $244.0 million with a weighted average interest rate of 4.9% including the principal amount of the term loan of $137.5 million which is being repaid in quarterly payments of $12.5 million through March 2004. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The aggregate availability under the Credit Facility was $68.5 million at June 30, 2001.

     The Company is required under the Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce exposure to fluctuations in interest rates. On October 27, 1999 the Company entered into a $25 million interest rate swap for a term of four years, cancelable after two years at the option of the counterparty, under which the Company will pay to the counterparty a fixed rate of 6.16%, and the counterparty will pay to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying notional value. On June 30, 2000, June 29, 2000, and again on September 29, 2000, the Company entered into $25 million interest rate cap agreements. The rate is 8.0% for the first two cap agreements and 8.5% for the last cap agreement and each has a term consistent with the Credit Facility's. The Company paid a total of $646 thousand for the three $25 million cap agreements.

        The Company entered into an agreement effective June 1, 2000, to acquire certain contract and lease rights for approximately $14.3 million. The transaction was financed by the seller with a two-year obligation due June 2002 at an interest rate of 7.32% and is backed by a letter of credit in the amount of $15.0 million.

NEW  ACCOUNTING  PRONOUNCEMENTS

     Derivative  financial  instruments
In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard.

     At June 30, 2001, the Company's derivative financial instruments consist of interest rate caps with a combined notional amount of $75 million and interest rate swaps with a combined notional amount of $38 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company's purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates.

     On October 1, 2000, the Company prospectively adopted the provisions of SFAS No. 133 and SFAS No. 138, which resulted in the recording of a net transition loss of $380 thousand, net of related income taxes of $253 thousand, in accumulated other comprehensive loss. Further, the adoption of SFAS No. 133 and SFAS No. 138 resulted in the Company reducing derivative instrument assets by $281 thousand and recording $353 thousand of derivative instrument liabilities.

     At June 30, 2001, the Company adjusted the value of its derivative financial instruments to their fair values. These instruments comprised derivative instrument assets of $111 thousand and derivative instrument liabilities of $1.7 million, which are included as other assets and other liabilities, respectively, on the face of the balance sheet. This adjustment resulted in the recognition of unrealized gains of $125 thousand and unrealized losses of $929 thousand, net of related income tax expense of $83 thousand and benefit of $619 thousand in accumulated other comprehensive loss for the three and nine months ended June 30, 2001, respectively. Additionally, the Company increased derivative instrument assets by $19 thousand and decreased derivative instruments assets by $218 thousand and decreased derivative instrument liabilities by $190 thousand and increased derivative instrument liabilities by $1.3 million for the three and nine months ended June 30, 2001, respectively.

     Revenue  recognition
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company adopted SAB 101 during the quarter ended March 31, 2001 as a change in accounting principle retroactive to October 1, 2000. Adoption of SAB 101 required the Company to change the timing of recognition of performance-based revenues on certain management contracts. The cumulative effect of this accounting change was a loss of $429 thousand ($258 thousand, net of tax) as of October 1, 2000. Adoption of SAB 101 resulted in an increase in management contract revenues of $2 thousand and $58 thousand for the three and nine months ended June 30, 2001, respectively.

Business  combinations,  goodwill  and  intangible  assets
     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001. SFAS No. 142 must be adopted by October 1, 2002, but may be adopted as of October 1, 2001. The Company intends to elect this early adoption.
Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.


     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $253.3 million and unamortized identifiable intangible assets in the amount of $96.0 million, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $9.0 million for the nine months ended June 30, 2001 and $12.0 million for the year ended September 30, 2000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

STOCK  OPTION  CANCELLATION  PROGRAM

     During the third quarter of fiscal 2001 the Company initiated and completed a stock option buyback and cancellation program. The Company repurchased 244,375 existing options from non-executive employees with exercise prices at or above $29.25 per share. The Company recognized $100 thousand as compensation expense for the three and nine months ended June 30, 2001, related to the option repurchases.

SHARES  HELD  IN  TRUST

     During the third quarter of fiscal 2001 the Company amended an employment agreement with the Company's President and transferred 133,875 shares of restricted common stock previously issued under a restricted stock plan, into a Rabbi Trust. The President has no authority over the administration of the Rabbi Trust. Transfer of these shares resulted in an increase in liabilities and a decrease in equity of $353 thousand.

COMPREHENSIVE  INCOME

     Comprehensive income, which is comprised of net earnings, changes in unrealized gains and losses on derivative financial instruments and changes in foreign currency translation adjustments, was $6.9 million and $23.8 million for the three and nine months ended June 30, 2001, respectively. Comprehensive income was $14.6 million and $30.4 million for the three and nine months ended June 30, 2000, respectively.

SUBSEQUENT  EVENT

     In July 2001, the Company agreed to purchase approximately 62 management contracts, as well as substantially all of the operating assets, of USA Parking Systems. The management contracts acquired are primarily in south Florida and Puerto Rico.


BUSINESS  SEGMENTS

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues, costs, and other expenses by segment for the three and nine months ended June 30, 2001 and 2000, respectively. During fiscal year 2001, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.


                                                                 Three  Months  Ended  June  30,  2001
                                                                 -------------------------------------
                                                                                                                         ALL
                                                                                                                        OTHERS
                                                                                                                       & GEN'L
                                        ONE        TWO      THREE     FOUR      FIVE       SIX     SEVEN     INT'L       CORP
                                        ---        ---      -----     ----      ----       ---     -----     -----       ----
Revenues:
  Parking                             $10,743   $ 67,449   $ 7,899   $18,000   $ 9,488   $14,240   $15,382   $ 7,667   $  3,392
  Management contract                   2,584      6,171     2,263     3,495     2,768     1,863     1,709     1,806      2,226
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
   Total revenues                      13,327     73,620    10,162    21,495    12,256    16,103    17,091     9,473      5,618

Costs and expenses:
  Cost of parking                       9,593     57,290     7,252    16,334     7,918    12,215    14,118     6,625     (2,860)
  Cost of management contracts          1,487      2,488     1,131     1,297     1,021       705       847         8      2,209
  General and administrative            1,333      5,902       682     1,137       936     1,267     1,323     1,171      3,648
  Goodwill and non-compete
    amortization                           56      2,071       112       123        96       258         3        --        282
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Total costs and expenses           12,469     67,751     9,177    18,891     9,971    14,445    16,291     7,804      3,279
Property-related gains (losses), net       (8)    (4,227)       --        (5)       (9)       (1)       (7)       (2)     1,201
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Operating earnings                    850      1,642       985     2,599     2,276     1,657       793     1,667      3,540
Other income (expense):
  Interest income                         (38)    (4,609)      (70)       (1)      (13)     (555)       --        75      6,573
  Interest expense                         (9)      (242)      (28)      (63)      (46)      (35)       (2)      (93)    (4,200)
  Dividends - convertible securities       --         --        --        --        --        --        --        --     (1,472)
  Minority interest                        --       (282)       (5)       --        --        22        --        --       (682)
  Equity in partnership and
    joint venture earnings                 --         --        --        --        --         1        --       287      1,222
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------

    Earnings (loss) before
      income tax                      $   803   $ (3,491)  $   882   $ 2,535   $ 2,217   $ 1,090   $   791   $ 1,936   $  4,981
                                      ========  =========  ========  ========  ========  ========  ========  ========  =========
Income tax  expense


    Net earnings

Identifiable assets                   $23,418   $470,290   $21,119   $47,706   $12,569   $33,609   $25,222   $29,919   $330,141
                                      ========  =========  ========  ========  ========  ========  ========  ========  =========

                                        TOTAL
                                        -----
Revenues:
  Parking                             $154,260
  Management contract                   24,885
                                      ---------
   Total revenues                      179,145
Costs and expenses:
  Cost of parking                      128,485
  Cost of management contracts          11,193
  General and administrative            17,399
  Goodwill and non-compete
    amortization                         3,001
                                      ---------
    Total costs and expenses           160,078
Property-related gains (losses), net    (3,058)
                                      ---------
    Operating earnings                  16,009
Other income (expense):
  Interest income                        1,362
  Interest expense                      (4,718)
  Dividends - convertible securities    (1,472)
  Minority interest                       (947)
  Equity in partnership and
    joint venture earnings               1,510
                                      ---------

    Earnings (loss) before
      income tax                        11,744

Income tax  expense                      5,007
                                      ---------

    Net earnings                      $  6,737
                                      =========
Identifiable assets                   $993,993
                                      =========

                                                                 Three  Months  Ended  June  30,  2000
                                                                 -------------------------------------
                                                                                                                         ALL
                                                                                                                        OTHERS
                                                                                                                       & GEN'L
                                        ONE        TWO      THREE     FOUR      FIVE       SIX     SEVEN     INT'L       CORP
                                        ---        ---      -----     ----      ----       ---     -----     -----       ----


Revenues:
  Parking                             $12,157   $ 67,251   $ 9,389   $21,359   $ 9,493   $14,693   $14,583   $ 7,681   $  3,799
  Management contract                   2,841      6,409     2,246     3,572     2,961     2,166     1,737     1,359      2,670
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
   Total revenues                      14,998     73,660    11,635    24,931    12,454    16,859    16,320     9,040      6,469
Costs and expenses:
  Cost of parking                      10,672     57,337     9,005    19,087     8,092    12,918    12,593     6,077     (2,442)
  Cost of management contracts          1,039      2,014       840     1,431     1,186       905       758       342        (17)
  General and administrative            1,412      5,098       647     1,307     1,163     1,373       960     1,202      3,670
  Goodwill and non-compete
    amortization                           50      2,071       112       123        96       259         3        --        261
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Total costs and expenses           13,173     66,520    10,604    21,948    10,537    15,455    14,314     7,621      1,472
Property-related gains (losses), net       (2)       (33)       28      (442)   (2,576)        1       (18)      (11)     2,135
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Operating earnings                  1,823      7,107     1,059     2,541      (659)    1,405     1,988     1,408      7,132
Other income (expense):
  Interest income                         (42)    (4,600)      (81)       (1)      (23)     (575)       24        87      7,019
  Interest expense                          7       (397)      (41)      (24)      (62)     (131)       (1)      (40)    (6,109)
  Dividends - convertible securities       --         --        --        --        --        --        --        --     (1,501)
  Minority interest                        --         87         1        --        --        --        --        --       (740)
  Equity in partnership and
    joint venture earnings                 --         --        --        --        --        --        --        50      6,390
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------

    Earnings (loss) before
      income tax                      $ 1,788   $  2,197   $   938   $ 2,516   $  (744)  $   699   $ 2,011   $ 1,505   $ 12,191
                                      ========  =========  ========  ========  ========  ========  ========  ========  =========
Income tax  expense


    Net earnings

Identifiable assets                   $43,410   $504,963   $49,607   $70,630   $40,875   $83,415   $33,020   $25,947   $209,311
                                      ========  =========  ========  ========  ========  ========  ========  ========  =========

                                        TOTAL
                                        -----
Revenues:
  Parking                             $  160,405
  Management contract                     25,961
                                      -----------
   Total revenues                        186,366
Costs and expenses:
  Cost of parking                        133,339
  Cost of management contracts             8,498
  General and administrative              16,832
  Goodwill and non-compete
    amortization                           2,975
                                      -----------
    Total costs and expenses             161,644
Property-related gains (losses), net        (918)
                                      -----------
    Operating earnings                    23,804
Other income (expense):
  Interest income                          1,808
  Interest expense                        (6,798)
  Dividends - convertible securities      (1,501)
  Minority interest                         (652)
  Equity in partnership and
    joint venture earnings                 6,440
                                      -----------

    Earnings (loss) before
      income tax                          23,101

Income tax  expense                        8,320
                                      -----------

    Net earnings                      $   14,781
                                      ===========
Identifiable assets                   $1,061,178
                                      ===========

                                                                 Nine  Months  Ended  June  30,  2001
                                                                 -------------------------------------
                                                                                                                         ALL
                                                                                                                        OTHERS
                                                                                                                       & GEN'L
                                        ONE        TWO      THREE     FOUR      FIVE       SIX     SEVEN     INT'L       CORP
                                        ---        ---      -----     ----      ----       ---     -----     -----       ----

Revenues:
  Parking                             $31,914   $201,320   $24,315   $53,975   $27,840   $42,352   $42,127   $20,790   $ 10,152
  Management contract                   7,756     18,627     7,012    10,871     8,257     5,733     5,402     4,899      7,402
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
   Total revenues                      39,670    219,947    31,327    64,846    36,097    48,085    47,529    25,689     17,554
Costs and expenses:
  Cost of parking                      28,742    170,395    22,355    49,119    23,346    36,957    38,958    17,833     (8,525)
  Cost of management contracts          4,040      7,226     3,172     4,466     3,290     2,490     2,230        50      4,228
  General and administrative            3,853     16,942     2,176     3,594     3,002     4,050     3,279     3,369     10,821
  Goodwill and non-compete
    amortization                          168      6,215       337       370       288       776         9        --        840
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Total costs and expenses           36,803    200,778    28,040    57,549    29,926    44,273    44,476    21,252      7,364
Property-related gains (losses), net       (5)    (8,827)       (7)      704       179        (1)       (9)       (2)     5,391
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Operating earnings                  2,862     10,342     3,280     8,001     6,350     3,811     3,044     4,435     15,581
Other income (expense):
  Interest income                        (116)   (13,806)     (215)       (3)      (39)   (1,693)       47       259     19,907
  Interest expense                        (85)      (830)     (105)     (199)     (162)     (119)      (31)     (198)   (14,780)
  Dividends - convertible securities       --         --        --        --        --        --        --        --     (4,415)
  Minority interest                        --       (356)      (11)       --        --        22        --        --     (2,066)
  Equity in partnership and
    joint venture earnings                 --         --        --        --        --        --        --     1,105      3,047
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Earnings (loss) before income
      tax and cumulative effect of
        accounting change             $ 2,661   $ (4,650)  $ 2,949   $ 7,799   $ 6,149   $ 2,021   $ 3,060   $ 5,601   $ 17,274
                                      ========  =========  ========  ========  ========  ========  ========  ========  =========
Income tax expense

    Earnings before cumulative
      effect of accounting change
Cumulative effect of accounting
    change, net of tax


    Net earnings

Identifiable assets                   $23,418   $470,290   $21,119   $47,706   $12,569   $33,609   $25,222   $29,919   $330,141
                                      ========  =========  ========  ========  ========  ========  ========  ========  =========


                                        TOTAL
                                        -----
Revenues:
  Parking                             $454,785
  Management contract                   75,959
                                      ---------
  Total revenues                       530,744
Costs and expenses:
  Cost of parking                      379,180
  Cost of management contracts          31,192
  General and administrative            51,086
  Goodwill and non-compete
    amortization                         9,003
                                      ---------
    Total costs and expenses           470,461
Property-related gains (losses), net    (2,577)
                                      ---------
    Operating earnings                  57,706
Other income (expense):
  Interest income                        4,341
  Interest expense                     (16,509)
  Dividends - convertible securities    (4,415)
  Minority interest                     (2,411)
  Equity in partnership and
    joint venture earnings               4,152
                                      ---------
    Earnings (loss) before income
      tax and cumulative effect of
        accounting change               42,864

Income tax expense                      17,711
                                      ---------
    Earnings before cumulative
      effect of accounting change       25,153
Cumulative effect of accounting
    change, net of tax                    (258)
                                      ---------

    Net earnings                      $ 24,895
                                      =========
Identifiable assets                   $993,993
                                      =========

                                                                 Nine  Months  Ended  June  30,  2000
                                                                 -------------------------------------
                                                                                                                         ALL
                                                                                                                        OTHERS
                                                                                                                       & GEN'L
                                        ONE        TWO      THREE     FOUR      FIVE       SIX     SEVEN     INT'L       CORP
                                        ---        ---      -----     ----      ----       ---     -----     -----       ----
Revenues:
  Parking                             $35,106   $205,243   $28,908   $64,526   $28,707   $42,065   $42,763   $20,813   $  9,486
  Management contract                   8,601     18,908     6,716    11,047     8,985     6,268     5,602     4,107      6,499
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Total revenues                     43,707    224,151    35,624    75,573    37,692    48,333    48,365    24,920     15,985
Costs and expenses:
  Cost of parking                      31,650    172,595    27,277    57,897    24,473    38,253    38,404    17,555     (8,066)
  Cost of management contracts          2,918      5,906     2,437     4,394     3,370     2,482     2,034        39      1,559
  General and administrative            4,123     15,402     2,025     3,987     3,978     3,720     2,999     3,470     16,710
  Goodwill and non-compete
    amortization                          137      6,416       337       370       294       783         9        --        680
  Merger costs                             --         --        --        --        --        --        --        --      3,747
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Total costs and expenses           38,828    200,319    32,076    66,648    32,115    45,238    43,446    21,064     14,630
Property-related gains (losses), net      150        (10)       25      (371)   (2,574)        1       (56)        3      5,003
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------
    Operating earnings                  5,029     23,822     3,573     8,554     3,003     3,096     4,863     3,859      6,358
Other income (expense):
  Interest income                        (110)   (13,807)     (248)       (1)      (70)   (1,716)       73       208     20,883
  Interest expense                        (32)    (1,197)     (117)      (71)     (179)     (224)       (2)     (125)   (18,019)
  Dividends - convertible securities       --         --        --        --        --        --        --        --     (4,511)
  Minority interest                        --       (243)       (7)       --        --        --        --        --     (2,262)
  Equity in partnership and
    joint venture earnings                 --         --        --        --        --        --        --       200      8,905
                                      --------  ---------  --------  --------  --------  --------  --------  --------  ---------

    Earnings (loss) before income
      tax and extraordinary item      $ 4,887   $  8,575   $ 3,201   $ 8,482   $ 2,754   $ 1,156   $ 4,934   $ 4,142   $ 11,354
                                      ========  =========  ========  ========  ========  ========  ========  ========  =========
Income tax  expense

    Earnings before
      extraordinary item
Extraordinary item, net of tax


    Net earnings

Identifiable assets                   $43,410   $504,963   $49,607   $70,630   $40,875   $83,415   $33,020   $25,947   $209,311
                                      ========  =========  ========  ========  ========  ========  ========  ========  =========

                                        TOTAL
                                        -----
Revenues:
  Parking                             $  477,617
  Management contract                     76,733
                                      -----------
    Total revenues                       554,350
Costs and expenses:
  Cost of parking                        400,038
  Cost of management contracts            25,139
  General and administrative              56,414
  Goodwill and non-compete
    amortization                           9,026
  Merger costs                             3,747
                                      -----------
    Total costs and expenses             494,364
Property-related gains (losses), net       2,171
                                      -----------
    Operating earnings                    62,157
Other income (expense):
  Interest income                          5,212
  Interest expense                       (19,966)
  Dividends - convertible securities      (4,511)
  Minority interest                       (2,512)
  Equity in partnership and
    joint venture earnings                 9,105
                                      -----------

    Earnings (loss) before income
      tax and extraordinary item          49,485

Income tax  expense                       18,878
                                      -----------
    Earnings before
      extraordinary item                  30,607
Extraordinary item, net of tax              (195)
                                      -----------

    Net earnings                      $   30,412
                                      ===========
Identifiable assets                   $1,061,178
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

Segment Six encompasses the southern region of the United States, as well as Washington, D.C. and Puerto Rico.

Segment  Seven  encompasses  the  central  region  of  the  United  States.

International  encompasses  all  non-U.S.  locations.

All others and general corporate encompasses home office, eliminations, certain owned real estate and certain partnerships.

 Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition and
 -------------------------------------------------------------------------------
Results  of  Operations
 ----------------------

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

     The following important factors, in addition to those discussed elsewhere in this report, and the Company's report on Form 10-K for the year ended September 30, 2000 could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

- ongoing integration of past and future acquisitions in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

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

OVERVIEW

     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Parking revenues from owned properties amounted to $18.1 million and $19.5 million for the three months ended June 30, 2001 and 2000, respectively, representing 11.8% and 12.1% of total parking revenues for the respective periods. For the nine months ended June 30, 2001 and 2000, parking revenues from owned properties were $54.6 million and $56.9 million, respectively, representing 12.0% and 11.9% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. As the owner, all changes in owned facility revenue and expense flow directly to the Company. Additionally, the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. Central Parking assumes complete responsibility for all aspects of the property, including all structural, mechanical, or electrical maintenance or repairs and property taxes.

     Parking revenues from leased facilities amounted to $136.2 million and $140.9 million for the three months ended June 30, 2001 and 2000 respectively, and $400.2 million and $420.7 million for the nine months ended June 30, 2001 and 2000, respectively. Parking revenues from leased facilities accounted for 88.2% and 87.9% of total parking revenues in the three months ended June 30, 2001 and 2000, respectively, and 88.0% and 88.1% of total parking revenues for the nine months ended June 30, 2001 and 2000, respectively. Leases generally provide for a contractually established payment to the facility owner, which is a fixed annual amount, a percentage of gross revenues, or a combination. As a result, Central Parking's revenues and profits in its lease arrangements are dependent upon the performance of the facility. Leased facilities require a longer commitment and a larger capital investment by Central Parking than managed facilities but generally provide a more stable source of revenue and a greater opportunity for long-term revenue growth. Under its leases, the Company is typically responsible for all facets of the parking operations, except for structural, mechanical, or electrical maintenance or repairs. Lease arrangements are typically for terms of three to ten years, with renewal options.

     Management contract revenues amounted to $24.9 million and $26.0 million for the three months ended June 30, 2001 and 2000, respectively and $76.0 million and $76.7 million for the nine months ended June 30, 2001 and 2000, respectively. Management contract revenues consist of management fees (both fixed and percentage of revenues) and fees for ancillary services such as insurance, accounting, equipment leasing and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training and staffing parking personnel, and providing collections, accounting, record keeping, insurance and facility marketing services. Generally, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. The typical management contract is for a term of one to three years and generally is renewable for successive one-year terms, but is cancelable by the property owner on short notice.

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

     As of June 30, 2001, Central Parking operated 1,870 parking facilities through management contracts, leased 1,992 parking facilities, and owned 221 parking facilities, either independently or in joint ventures with third parties.

THREE  MONTHS  ENDED  JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Parking revenues for the third quarter of fiscal 2001 decreased to $154.3 million from $160.4 million in the third quarter of fiscal 2000, a decrease of $6.1 million, or 3.8%. The decrease is primarily a result of the Company experiencing a net decline of 369 leased and owned locations since June 30, 2000 (245 locations added, offset by 614 locations lost). The decline in locations is due to a variety of factors including the sale or closure of underperforming locations and the loss of locations in the ordinary course of business. Revenues from foreign operations amounted to approximately $9.5 million and $9.0 million for the quarters ended June 30, 2001 and 2000, respectively.

     Management contract revenues for the third quarter of fiscal 2001 decreased to $24.9 million from $26.0 million in the same period of fiscal 2000, a decrease of $1.1 million or 4.1%. The slight decrease resulted from loss of locations in the ordinary course of business.

     Cost of parking in the third quarter of 2001 decreased to $128.5 million from $133.3 million in the third quarter of 2000, a decrease of $4.8 million or 3.6%. This decrease was due primarily to a reduction in rent and property taxes of $2.5 million compared against the prior year period. The reduction in rent and property taxes is a result of fewer locations as well as an increased focus on expense control throughout the Company. Rent expense as a percentage of parking revenues increased to 48.9% for the three months ended June 30, 2001 from 48.3% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 83.3% in the third quarter of fiscal 2001 from 83.1% in the third quarter of fiscal 2000.

     Cost of management contracts in the third quarter of fiscal 2001 increased to $11.2 million from $8.5 million in the comparable period in 2000, an increase of $2.7 million or 31.7%. The increase in cost reflects higher medical and workers' compensation claims by employees. Cost of management contracts as a percentage of management contract revenue increased to 45.0% for the third quarter of 2001 from 32.7% for the same period in 2000, due to the increase in the aforementioned items.

     General and administrative expenses increased to $17.4 million for the third quarter of fiscal 2001 from $16.8 million in the third quarter of fiscal 2000, an increase of $0.6 million or 3.4%. This increase is due to additional depreciation from certain computer systems which began in the fourth quarter of fiscal 2000. General and administrative expenses as a percentage of total revenues increased to 9.7% for the third quarter of fiscal 2001 compared to 9.0% for the third quarter of fiscal 2000.

     Goodwill and non-compete amortization remained constant at $3.0 million for the third quarter of fiscal 2001 and the third quarter of fiscal 2000.

     Net property-related losses for the three months ended June 30, 2001 were $3.1 million, including a $4.0 million charge for early termination of an unfavorable lease and a $0.2 million charge for impairment of leasehold improvements, offset by $1.1 million of routine gains on disposals of property and equipment. Net property-related losses for the three months ended June 30, 2000 were $0.9 million and comprised losses on routine disposals of property and equipment.

     Interest income decreased to $1.4 million for the third quarter of fiscal 2001 from $1.8 million in the third quarter of fiscal 2000, a decrease of $0.4 million, or 24.7%. The decrease in interest income is a result of the retirement of a $10.3 million note during the fourth quarter of fiscal 2000.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $6.2 million for the third quarter of fiscal 2001 from $8.3 million in the third quarter of fiscal 2000, a decrease of $2.1 million or 25.4%. This decrease in interest expense was primarily attributable to the lower amount of overall debt outstanding during the current quarter. The weighted average balance outstanding under such credit facilities and convertible securities was $394.6 million during the quarter ended June 30, 2001, at a weighted average interest rate of 5.8% compared to $454.9 million during the quarter ended June 30, 2000 at an average interest rate of 6.9%.

     Equity in partnership and joint venture earnings decreased in the third quarter of fiscal 2001 to $1.5 million from $6.4 million for the same period in the prior year, a decrease of $4.9 million, or 76.6%. The decrease was primarily due to a $5.0 million gain recognized in the third quarter of fiscal 2000 resulting from the liquidation of property held by one of the Company's unconsolidated partnerships.

     Income taxes decreased to $5.0 million for the third quarter of fiscal 2001 from $8.3 million in the third quarter of fiscal 2000, a decrease of $3.3 million or 39.8%. The effective tax rate for the third quarter of fiscal 2001 was 42.6% compared to 36.0% for the third quarter of fiscal 2000. The increase in the effective tax rate is attributable to an increase in nondeductible goodwill as a percentage of income before taxes.

NINE  MONTHS  ENDED  JUNE  30,  2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

     Parking revenues for the first nine months of fiscal 2001 decreased to $454.8 million from $477.6 million in the first nine months of fiscal 2000, a decrease of $22.8 million, or 4.8%. The decrease primarily results from a decline in the number of leased locations, including certain facilities that are now operated as management locations. Revenues from foreign operations amounted to approximately $25.7 million and $24.9 million for the nine-month periods ended June 30, 2001 and 2000, respectively.

     Management contract revenues for the first nine months of fiscal 2001 were largely unchanged at $76.0 million, decreasing from $76.7 million in the same period of fiscal 2000, a decrease of $0.7 million or 1.0%.

     Cost of parking in the first nine months of 2001 decreased to $379.2 million from $400.0 million in the first nine months of 2000, a decrease of $20.8 million or 5.2%. This decrease was due primarily to decreases in rent and payroll expense resulting from fewer locations. Rent expense decreased $14.6 million to $218.4 million in the first nine months of 2001 compared to $233.0 million in the first nine months of 2000. Rent as a percentage of parking revenues decreased to 48.0% in the first nine months of 2001 from 48.8% in the same period of 2000. Payroll decreased $7.6 million in the nine-month period ended June 30, 2001 over the same period in 2000. Cost of parking as a percentage of parking revenues decreased to 83.4% in the first nine months of fiscal 2001 from 83.8% in the first nine months of fiscal 2000.

     Cost of management contracts in the first nine months of fiscal 2001 increased to $31.2 million from $25.1 million in the comparable period in 2000, an increase of $6.1 million or 24.1%. The increase in cost reflects higher medical and workers' compensation claims by employees, both in total and as a percentage of management contract revenue. Cost of management contracts as a percentage of management contract revenue increased to 41.1% for the first nine months of fiscal 2001 from 32.8% for the same period in 2000, primarily due to the aforementioned items.

     General and administrative expenses, excluding amortization of goodwill and non-compete agreements, decreased to $51.1 million for the first nine months of fiscal 2001 from $56.4 million in the first nine months of 2000, a decrease of $5.3 million or 9.4%. This decrease is due primarily to $3.1 million of additional depreciation in the prior year resulting from the adoption of a shorter life on certain Allright related computer assets. General and administrative expenses, as a percentage of total revenues decreased to 9.6% for the first nine months of fiscal 2001 compared to 10.2% for the first nine months of fiscal 2000.

     Goodwill and non-compete amortization for the nine-month period ended June 30, 2001 remained constant at $9.0 million compared to the same period in 2000.

     The Company incurred $3.7 million of merger related expenses on a pretax basis during the nine months ended June 30, 2000 that were reported as operating expenses. Included in these costs are approximately $1.3 million of legal, accounting, and consulting fees; $1.1 million related to employment agreements and severance; and the balance of $1.3 million in travel, supplies, printing and other out of pocket expenses. The costs which were directly attributable to the merger and are incremental to the combined companies were recognized when incurred. No such expenses have been incurred in the current fiscal year.

     Net property-related losses for the nine months ended June 30, 2001 amounted to $2.6 million compared to net gains of $2.2 million for the comparable period in fiscal 2000. Gains on sale of property of $6.6 million were offset by impairment charges for leasehold improvements and intangible assets totaling $4.0 million and lease termination charges of $5.2 million during the nine months ended June 30, 2001. For the same period in fiscal 2000, gains on sale of property of $2.7 million were offset by impairment charges for contract rights of $0.5 million.

     Interest income decreased to $4.3 million for the first nine months of fiscal 2001 from $5.2 million in the first nine months of fiscal 2000, a decrease of $0.9 million, or 16.7%. The decrease in interest income is a result of the retirement of a $10.3 million note during the fourth quarter of fiscal 2000.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $20.9 million for the first nine months of fiscal 2001 from $24.5 million in the first nine months of fiscal 2000, a decrease of $3.6 million or 14.5%. This decrease in interest expense was primarily attributable to lower overall outstanding debt balances during the period. The weighted average balance outstanding under such credit facilities and convertible securities was $400.5 million during the nine-month period ended June 30, 2001, at a weighted average interest rate of 6.5% compared to $463.2 million during the same period ended June 30, 2000 at an average interest rate of 6.8%.

     Equity in partnership and joint venture earnings decreased in the first nine months of fiscal 2001 to $4.2 million from $9.1 million for the same period in the prior year, a decrease of $4.9 million, or 54.4%. The decrease was primarily due to a $5.0 million gain recognized in the third quarter of fiscal 2000 resulting from the liquidation of property held by one of the Company's unconsolidated partnerships.

     Income taxes excluding the extraordinary item and cumulative effect of accounting change, decreased to $17.7 million for the first nine months of fiscal 2001 from $18.9 million in the first nine months of 2000, a decrease of $1.2 million or 6.2%. The effective tax rate for the first nine months of fiscal 2001 was 41.3%, compared to 38.1% for the first nine months of fiscal 2000. The increase in the effective tax rate is attributable to an increase in nondeductible goodwill as a percentage of income before taxes.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Operating activities for the nine months ended June 30, 2001 provided net cash of $32.3 million, compared to $62.4 million of cash provided by operating activities for the nine months ended June 30, 2000. Net earnings of $24.9 million and depreciation and amortization of $35.7 million, offset by decreases in accounts payable and accrued expenses of $13.7 million and income taxes payable of $6.9 million and increases in other assets of $7.1 million, account for the majority of the cash provided by operating activities during the first nine months of fiscal 2001.

     Investing activities for the nine months ended June 30, 2001 used net cash of $0.8 million, compared to $23.2 million of net cash used for investing activities for the same period in 2000. Proceeds of $21.3 million from the disposition of property and equipment, offset by the purchase of property, equipment, leasehold improvements, and contract rights of $24.6 million account for the majority of the cash used by investing activities in the first nine months of fiscal 2001. Purchase of property, equipment, leasehold improvements and contract rights of $50.6 million, partially offset by proceeds from sales of property of $20.8 million and repayments of advances to partnerships and joint ventures of $5.9 million accounted for the majority of cash used by investing activities during the first nine months of fiscal 2000.


     Financing activities for the nine months ended June 30, 2001 used net cash of $39.9 million, compared to $46.7 million in the same period in 2000. Principal repayments on notes payable and capital lease obligations of $42.5 million and the repurchase of $10.9 million of common stock, offset by net borrowings under the revolving credit facility of $16.1 million account for the majority of the cash used by financing activities during the nine months ended June 30, 2001. Net payments under the revolving credit agreement of $34.5 million and repurchase of common stock of $10.3 million, partially offset by proceeds from the issuance of notes payable of $13.3 million account for the majority of the cash used by financing activities during the nine months ended June 30, 2000.

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

Future  Cash  Commitments
     On January 18, 2000, the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's common stock. The Company's bank lenders subsequently approved the repurchase on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. As of June 30, 2001 the Company had repurchased 1.4 million shares at a total cost of $25.5 million.

     The Company routinely makes capital expenditures to maintain and enhance customer service at parking facilities under its control. Capital expenditures for the nine months ended June 30, 2001 were $22.6 million.

Credit  Facility
     On March 19, 1999, the Company established a new credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The amount outstanding under the Company's Credit Facility as of June 30, 2001 was $244.0 million with a weighted average interest rate of 4.9%, including the principal amount of the term loan of $137.5 million which is being repaid in quarterly payments of $12.5 million through March 2004. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The aggregate availability under the Credit facility was $68.5 million at June 30, 2001.

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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
-------------------------------------------------------------------------

     Interest  Rates
The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of June 30, 2001, the Company had $244.0 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 87.5 basis points. The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company's exposure to increase in interest rates. As of June 30, 2001, interest rate protection agreements had been purchased to hedge $100 million of the Company's variable rate debt. Please refer to the paragraph entitled Long-Term Debt in the Notes to the Financial Statements for a description of the individual interest rate protection agreements. With such agreements in place, a 1% increase in market interest rates would result in an increase of approximately $2.2 million in annual interest expense.

     $137.5 million of the Credit Facility is payable in quarterly installments of $12.5 million and $106.5 million in revolving credit loans are due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will renew the revolving credit facility.

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings
--------  ------------------

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



Item  6.     Exhibits  and  Reports  on  Form  8-K
-------      -------------------------------------

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

     (k) Second modification of Performance Unit Agreement of James H. Bond. (Filed herewith).

     (l) James J. Hagan Employment Agreement, dated June 12, 2000. (Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-K for the period ended September 30, 2000.)

     (m) Deferred Stock Unit Plan (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended September 30,
     1998).

     (n) EPS Compensation Program for Senior Executives. (Incorporated by reference to Exhibit 10.1 (m) of the Company's Report on Form 10-K for the period ended September 30, 1999).

     (o) William J. Vareschi Employment Agreement dated as of February 28, 2001. (Filed herewith)

     (p) James H. Bond Employment Agreement dated as of may 31, 2001. (Filed herewith)

     (q) Emanuel J. Eads Employment Agreement dated as of October 1, 2000. (Filed herewith)

     (r) Gregory A. Susick Employment Agreement dated as of October 1, 2000. (Filed herewith)

     (s) Jeff L. Wolfe Employment Agreement dated as of October 1, 2000. (Filed herewith)

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

10.14 Amended and Restricted Credit Agreement dated as of February 14, 2000, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates. (Incorporated by reference to the Company's Report of Form 10-Q for the quarter ended June 30, 2000.)

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


     (b)  Reports  on  Form  8-K

     On May 29, 2001, the Company filed a current report on form 8-K announcing the hiring of Mr. Hiram A. Cox as Chief Financial Officer, incorporating the text of a press release on that date.

     On July 18, 2001, the Company filed a current report on form 8-K announcing its forecasted operating results for the third quarter of fiscal 2001, incorporating the text of a press release dated July 17, 2001.

     On August 13, 2001, the Company filed a current report on form 8-K announcing the acquisition of USA Parking Systems, incorporating the text of a press release dated August 8, 2001.

     On August 13, 2001, the Company filed a current report on form 8-K announcing the results for the third quarter of fiscal 2001, incorporating the text of a press release dated August 9, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTRAL  PARKING  CORPORATION


Date:     August  14,  2001                       By:  /s/  Hiram  A.  Cox
          -----------------                            -------------------
                                                       Hiram A. Cox

                                                       Senior Vice President and
                                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature          Title                                Date
           ---------          -----                                ----
                             Senior Vice President and
   /s/  Hiram  A.  Cox        Chief Financial Officer        August 14, 2001
--------------------------
        Hiram A. Cox

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.