Form 10-Q/A
period 2001-06-30
CENTRAL PARKING CORP
filed 2001-08-31
CIK 949298

CENTRAL PARKING CORPORATION
                      Condensed Consolidated Balance Sheets
2

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                              Amendment No. 1
                                    To
                                 Form 10-Q

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
            ----------

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
                           Consolidated Balance Sheets
Amounts  in  thousands,  except  share  data     Unaudited


                                                                                    June 30, September 30,
ASSETS                                                                                  2001         2000
                                                                                    ---------  -----------
Current assets:
  Cash and cash equivalents                                                         $ 34,913   $   43,214
  Management accounts receivable                                                      30,844       32,052
  Accounts receivable - other                                                         16,926       14,995
  Current portion of notes receivable (including amounts due from related parties
    of $3,334 at June 30, 2001 and $786 at September 30, 2000)                         5,837        4,090

  Prepaid rent                                                                         6,880        8,307

  Prepaid expenses                                                                     5,854        4,953
  Deferred income taxes                                                                  612          612
                                                                                    ---------  -----------
    Total current assets                                                             101,866      108,223

Investments, at amortized cost (fair value $6,077 at June 30, 2001 and $5,775 at
  September 30, 2000)                                                                  5,980        5,778
Notes receivable, less current portion                                                43,279       46,153
Property, equipment, and leasehold improvements, net                                 422,747      432,833
Contract and lease rights, net                                                        92,462       96,607
Goodwill, net                                                                        256,295      264,756
Investment in and advances to partnerships and joint ventures                         30,269       30,306
Other assets                                                                          41,095       37,649
                                                                                    ---------  -----------
  Total assets                                                                      $993,993   $1,022,305
                                                                                    =========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations                   $ 53,456   $   55,760
  Accounts payable                                                                    69,326       73,461
  Accrued payroll and related costs                                                   12,470       14,287
  Accrued expenses                                                                    12,697       12,236
  Management accounts payable                                                         29,509       33,452
  Income taxes payable                                                                 1,415        8,279
                                                                                    ---------  -----------

    Total current liabilities                                                        178,873      197,475


Long-term debt and capital lease obligations, less current portion                   229,461      253,535
Deferred rent                                                                         20,728       18,794
Deferred compensation                                                                 12,246       11,732
Deferred income taxes                                                                 23,441       24,801
Minority interest                                                                     30,244       31,108
Other liabilities                                                                      5,622        4,603
                                                                                    ---------  -----------
    Total liabilities                                                                500,615      542,048

Company-obligated mandatorily redeemable convertible securities of subsidiary
  holding solely parent debentures                                                   110,000      110,000

Shareholders' equity:
  Common stock, $.01 par value; 50,000,000 shares authorized,
       35,897,481 and 36,330,275 shares issued and outstanding, respectively             359          363
  Additional paid -in capital                                                        240,035      248,817
  Accumulated other comprehensive loss, net                                           (1,202)        (144)
  Retained earnings                                                                  144,888      121,612
  Shares held in trust                                                                  (353)          --
  Deferred compensation on restricted stock                                             (349)        (391)
                                                                                    ---------  -----------
    Total shareholders' equity                                                       383,378      370,257
                                                                                    ---------  -----------
  Total liabilities and shareholders' equity                                        $993,993   $1,022,305
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

                           CENTRAL PARKING CORPORATION
                                and SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    Unaudited


Amounts  in  thousands                                                                                 Nine  Months  Ended
                                                                                                            June  30,
                                                                                                          2001       2000
                                                                                                      ---------  ---------
Cash flows from operating activities:
  Net earnings                                                                                        $ 24,895   $ 30,412
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization of property                                                           16,064     18,112
    Amortization of goodwill and non-compete                                                             9,003      9,026
    Amortization of contract and lease rights, straight-line rent, deferred financing fees and other    10,682      9,274

    Equity in partnership and joint venture earnings                                                    (4,152)    (9,105)
    Distributions from partnerships and joint ventures                                                   2,649      3,034
    Property-related (gains) losses, net                                                                 2,577     (2,171)
    Deferred income tax (benefit) expense                                                                 (537)       658
    Minority interest                                                                                    2,411      2,512

    Changes in operating assets and liabilities:
      Management accounts receivable                                                                     1,208     (2,535)

      Accounts receivable - other                                                                       (1,461)     2,763

      Prepaid rent                                                                                       1,427      2,166

      Prepaid expenses                                                                                    (901)     1,127

      Other assets                                                                                      (7,102)       457
      Accounts payable, accrued expenses and deferred compensation                                     (13,682)   (10,337)

      Management accounts payable                                                                       (3,943)       722
      Income taxes payable                                                                              (6,864)     6,289
                                                                                                      ---------  ---------
   Net cash provided by operating activities                                                            32,274     62,404`
                                                                                                      ---------  ---------

Cash flows from investing activities:
  Proceeds from disposition of property and equipment                                                   21,325     20,780
  Repayments of notes receivable, net                                                                    1,127        985

  Purchase of property, equipment, and leasehold improvements                                          (22,562)   (49,959)
  Purchase of contract and lease rights                                                                 (2,041)      (660)
  Repayments of advances to partnerships and joint ventures, net                                         1,540      5,865

  Proceeds from maturities and calls of investments                                                        866         80
  Purchase of investments                                                                               (1,103)      (309)
                                                                                                      ---------  ---------
    Net cash used by investing activities                                                                 (848)   (23,218)
                                                                                                      ---------  ---------
Cash flows from financing activities:
  Dividends paid                                                                                        (1,625)    (1,650)

  Net borrowings (repayments) under revolving credit agreement, net of issuance costs                   16,100    (34,476)
  Proceeds from issuance of notes payable, net of issuance costs                                           --      13,300
  Payment to minority interest partners                                                                 (3,114)    (3,350)
  Principal repayments on notes payable and capital lease obligations                                  (42,478)   (15,446)

  Repurchase of common stock                                                                           (10,863)   (10,268)
  Proceeds from issuance of common stock and exercise of stock options, net                              2,077      5,148

                                                                                                      ---------  ---------
    Net cash used by financing activities                                                              (39,903)   (46,742)
                                                                                                      ---------  ---------

Foreign currency translation                                                                               176        (61)
                                                                                                      ---------  ---------

    Net decrease in cash and cash equivalents                                                           (8,301)    (7,617)
    Cash and cash equivalents at beginning of period                                                    43,214     53,669
                                                                                                      ---------  ---------

Cash and cash equivalents at end of period                                                            $ 34,913   $ 46,052
                                                                                                      =========  =========



Supplemental cash flow information:
  Cash paid for interest                                                                              $ 15,230   $ 20,733
  Cash paid for income taxes                                                                          $ 24,783   $ 10,643


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


Date:     August  31,  2001                       By:  /s/  Hiram  A.  Cox

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

           Signature          Title                                Date
           ---------          -----                                ----

                             Senior Vice President and
   /s/  Hiram  A.  Cox        Chief Financial Officer        August 31, 2001

--------------------------
        Hiram A. Cox

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.