Form 10-K
period 2001-09-30
CENTRAL PARKING CORP
filed 2001-12-21
CIK 949298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark  One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2001.

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
EXCHANGE  ACT  OF  1934  For  the  transition  period  from  ___  to  ___

                        COMMISSION FILE NUMBER 001-13950

                           CENTRAL PARKING CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          TENNESSEE                                          62-1052916
          ---------                                          ----------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation  or  Organization)

     2401 21st Avenue South,
     Suite 200, Nashville, Tennessee                  37212
     ----------------------------------               -----
     (Address of Principal Executive Offices)       (Zip Code)

Registrant's Telephone Number, Including Area Code:  (615) 297-4255

Securities Registered Pursuant to Section 12(b) of the Act:    None

Securities Registered Pursuant to Section 12(g) of the Act:

          Title of Each Class          Name of each Exchange on which registered
          -------------------          -----------------------------------------
      Common Stock $0.01 par Value            New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES  X   NO
                                             ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.   X
             ---
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on December 19, 2001 was $684,767,443. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Class                             Outstanding  at  December  19,  2001
          -----                             ------------------------------------
     Common Stock, $0.01 par value                      35,758,091

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on February 9, 2002 are incorporated by reference into Part III, items 10, 11, 12 and 13 of this Form 10-K.

                                    CONTENTS:

Part  I
     Item 1.     Business                                                     3
     Item 2.     Properties                                                   11
     Item 3.     Legal Proceedings                                            12
     Item 4.     Submission of Matters to a Vote of Security-Holders          12

Part  II
     Item 5.     Market for Registrant's Common Equity
                   and Related Stockholder Matters                            12
     Item 6.     Selected Consolidated Financial Data                         13
     Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        14
     Item 7.A    Quantitative and Qualitative Disclosure about Market Risk    26
     Item 8.     Financial Statements and Supplementary Data                  27
     Item 9.     Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                     57

Part  III
     Item 10.    Directors and Executive Officers                             57
     Item 11.    Executive Compensation                                       57
     Item 12.    Security Ownership of Certain Beneficial
                   Owners and Management                                      57
     Item 13.    Certain Relationships and Related Transactions               57

Part  IV.
     Item 14.    Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                                    57

Signatures                                                                    59

Accountants' Consent                                                          68

PART  I

ITEM  1.  BUSINESS

GENERAL
     Central Parking Corporation ("Central Parking" or the "Company") is a leading provider of parking and transportation management services. As of September 30, 2001 Central Parking operated 4,038 parking facilities containing approximately 1,530,000 spaces in 38 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland and Greece.

     Central Parking operates multi-level parking facilities and surface lots. It also provides parking consulting, shuttle, valet, parking meter enforcement, and billing and collection services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. As of September 30, 2001, Central Parking operated 1,869 parking facilities under management contracts and 1,950 parking facilities under leases. In addition, the Company owned 219 parking facilities either independently or through joint ventures.

PARKING  INDUSTRY
     The commercial parking services business is very fragmented, consisting of a few national companies and approximately 1,000 small privately held local and regional operators. Central Parking believes it has the opportunity to consolidate portions of this fragmented, localized industry by using its competitive advantages of scale, financial strength, technology and controls. For the same reasons, Central Parking believes it is well-positioned to be selected by municipal and other governmental entities to operate their parking facilities and provide parking-related services as such entities consider outsourcing and privatization.

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

     Management continues to view privatization of government operations and facilities as an opportunity for the parking industry. Privatization in the United Kingdom has provided significant expansion opportunities for private parking companies. In the United States, several cities have awarded or are considering awarding on-street parking enforcement and parking meter service contracts to for-profit parking companies such as Central Parking. The Company currently has contracts for parking meter collection and enforcement in Charlotte, North Carolina; Richmond, Virginia; and Fort Myers, Florida.

GROWTH  STRATEGY
     Central Parking plans to continue to add facilities to its operations by focusing its marketing efforts on adding facilities at the local level, targeting real estate managers and developers with a national presence, pursuing strategic acquisitions of other parking service operators, and expanding its international operations. Following are the key elements of Central Parking's growth strategy.

     INCREASE  MARKET  PRESENCE
     Central Parking continually seeks to establish and increase its operations in new and existing markets through take-aways of competitors' contracts, obtaining new management and lease contracts, entering into joint venture arrangements, and selective purchases of parking facilities. Management believes that Central Parking's relative size, financial strength and systems, and technology give it a competitive advantage in winning new business and make it an attractive partner for joint venture and other opportunities. In addition, Central Parking believes that its performance-based compensation system, which is designed to reward managers for increasing profitability in their respective areas of responsibility, has been a key contributor to the Company's growth.

     PURSUE  STRATEGIC  ACQUISITIONS
     On October 1, 2001 the Company completed acquisitions of two separate companies with parking operations in the southeast and western portions of the United States. On that date, the Company also obtained a 70% interest in an entity that manufactures automated pay stations. See Note 19 to the Consolidated Financial Statements. Central Parking intends to continue to pursue acquisition opportunities on a selective basis. Central Parking's acquisition strategy is to focus on opportunities that enable Central Parking to
(i) become a stronger, more efficient provider in selected markets, (ii) generate significant economies of scale and cost savings, and (iii) increase cash flow. Cost savings typically result from the elimination of duplicative management functions as well as from efficiencies resulting from implementing Central Parking's systems and professional management techniques.

     EXPAND  INTERNATIONAL  OPERATIONS
     Management believes that there are significant international growth opportunities, particularly for well-capitalized companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. Central Parking typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities, both of which allow Central Parking to enter foreign markets with reduced operating and investment risk. Central Parking currently has operations in Canada, Puerto Rico, Mexico, Chile, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland and Greece.

OPERATING  STRATEGY
     Central Parking's primary objective is to increase the revenues and profitability of its parking facilities through a variety of operating strategies, including the following:

     MAINTAIN  STRICT  COST  MANAGEMENT  AND  CASH  CONTROL
     In order to provide competitively priced services, the Company must contain costs. Managers are trained to analyze staffing and cost control issues, and each facility is carefully tracked on a monthly basis to determine whether financial results are within budgeted ranges. Because of the substantial performance-based components of their compensation, managers are continuously motivated to contain the costs of their operations. Strict cash control also is critical to Central Parking and its clients. Central Parking's cash control procedures are based on a ticketing system supervised by experienced managers and include on-site spot checks, daily cash deposits, local audit functions and managerial oversight and review.

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

     LEVERAGE ESTABLISHED MARKET PRESENCE AND CORPORATE INFRASTRUCTURE Central Parking has an established presence in multiple markets, representing platforms from which it can build. Because of the relatively fixed nature of corporate overhead and the resources that can be shared in specific markets, Central Parking has the opportunity to increase its profit margins as it grows its presence in established markets. General and administrative expenses, as a percentage of revenue, were 9.5%, 9.8% and 10.6%, in fiscal 2001, 2000 and 1999, respectively.

     EMPOWER  LOCAL  MANAGERS;  PROVIDE  CORPORATE  SUPPORT
     Central Parking has achieved what management believes is a successful balance between centralized and decentralized management. Because its business is dependent, to some extent, on personal relationships, Central Parking provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, services that typically are not readily available to independent operators such as management support, marketing and business expertise, training, and financial and information systems. Central Parking retains centralized control over those functions necessary to monitor service quality and cash control integrity and to maximize operational efficiency. Services performed at the corporate level include billing, quality improvement oversight, financial and accounting functions, human resources, legal services, policy and procedure development, systems design, and corporate acquisitions and development.

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

     MAINTAIN  WELL-DEFINED  PROFESSIONAL  MANAGEMENT  ORGANIZATION
     In order to ensure professionalism and consistency in Central Parking's operations, to provide a career path opportunity for its managers, and to achieve a balance between autonomy and accountability, Central Parking has established a highly structured management organization. Organized into six levels, Central Parking has approximately 984 managers at September 30, 2001.

     Central Parking recruits primarily college graduates or people with previous parking services or hospitality industry experience, and requires that they complete a formal training program. Management believes that the Company's training program is a significant factor in Central Parking's success. New managers are assigned to a particular facility where they are supervised as they manage one to five employees. The management trainee program lasts approximately one year and teaches a wide variety of skills, including organizational skills, basic management techniques, and basic accounting. Upon successful completion of this stage of the program, management trainees are promoted to facility manager in charge of a particular parking facility. As facility managers, they report up through the hierarchical structure of managers. As managers develop and gain experience, they have the opportunity to assume expanded responsibility, to be promoted to higher management levels and to increase the performance-based component of their compensation. This well-defined structure provides a career path that is designed to be an attractive opportunity for prospective new hires. In addition, management believes the training and advancement program has enabled Central Parking to instill a high level of professionalism in its employees. A final important benefit of Central Parking's organizational structure is that it has allowed Central Parking to balance localized autonomy with accountability and centralized support and control.

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

     The Company seeks to distinguish itself from its competitors by combining a reputation for professional integrity and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company's clients include some of the nation's largest owners and developers of mixed-use projects, major office building complexes, airport terminals, sports stadiums, hotels and toll roads. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), the Prudential Center (Boston), Cinergy Field (Cincinnati), Turner Field (Atlanta), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Equity Office Properties, TrizecHahn, Jones Lang LaSalle, Simon Property Group, Millenium Partners, Shorenstein and Crescent Real Estate. None of these clients accounted for more than 5% of the Company's total revenues for fiscal year 2001.

ACQUISITIONS
     The Company's acquisition strategy focuses primarily on acquisitions that will enable Central Parking to become a more efficient and cost-effective provider in selected markets. Central Parking believes it can recognize economies of scale by making acquisitions in markets where the Company already has a presence, which allows Central Parking to reduce the overhead cost of the acquired company by consolidating its management with that of Central Parking. In addition, Central Parking seeks acquisitions in attractive new markets. Management believes acquisitions are an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel.
Central Parking also believes it generally can improve acquired operations by applying its operating strategies and professional management techniques. The Company's acquisitions over the last three years, all of which were accounted for under the purchase method of accounting, are as follows: Allied Parking ("Allied") in October 1998, November 1998 and April 1999; Sacramento Parking Group in July 1999; and Arizona Stadium LLC in October 1999. Additionally, in October 2001 the Company acquired USA Parking Systems, Inc. and Universal Park Holdings, as well as a 70% interest in Lexis Systems, Inc. For additional information regarding recent acquisitions, see Notes 2 and 19 of the Consolidated Financial Statements and Item 7, "Management's Discussion and
Analysis  of  Financial  Condition  and  Results  of  Operations".

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

     Under the merger, approximately 7.0 million shares of Company common stock, and approximately 0.5 million options and warrants to purchase such Company common stock were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, prior period financial information presented herein has been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. See Note 2 to the Consolidated Financial Statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the merger with Allright.

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

     NATIONAL
     At the national level, Central Parking's marketing efforts are undertaken primarily by upper-level management, which targets developers, governmental entities, the hospitality industry, mixed-use projects, and medical facilities. These efforts are directed at operations that generally have national name recognition, substantial demand for parking related services, and the potential for nationwide growth. For example, Central Parking's current clients include, among other national real estate companies and hotel chains, the Rouse Company, Millenium Partners, Faison Associates, Equity Office Properties, Shorenstein, May Department Stores, Crescent Real Estate, TrizecHahn, Jones Lang LaSalle, Westin Hotels, and Hyatt Hotels. Management believes that providing high-quality, efficient services to such companies will lead to additional opportunities as those clients continue to expand their operations. Management believes outsourcing by parking facility owners will continue to be a source for additional facilities, and management believes the Company's global presence, experience and reputation with large real estate asset managers give it a competitive advantage in this area.

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

     Operations in London began in 1991 with a single consulting agreement and, as of September 30, 2001, have grown to 232 facilities in the United Kingdom including two terminals at Heathrow International Airport and parking meter enforcement and ticketing services for eight local governments that have privatized these services. Central Parking began expansion into Mexico in July 1994 by forming a joint venture with Fondo Opcion, an established Mexican developer, and as of September 30, 2001, operates 113 facilities in Mexico. Central Parking also operates 123 facilities in Canada, 3 facilities in Spain, 1 in Poland, 12 in Chile, 14 in Venezuela, and 1 in Greece. The Company also operates on-street parking services in the United Kingdom, Germany and the Republic of Ireland. In 1996, Central Parking acquired a 50% equity interest in a joint venture, which presently operates 15 facilities in Germany. In order to manage its international expansion, the Company has allocated responsibilities for international operations to the President of International Operations, a newly-created position.

OPERATING  ARRANGEMENTS
     Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

             SEPTEMBER 30,
         2001   2000   1999
         -----  -----  -----
Managed  1,869  2,025  2,096
Leased   1,950  2,190  2,455
Owned      219    239    259
         -----  -----  -----
  Total  4,038  4,454  4,810
         =====  =====  =====

     The general terms and benefits of these types of arrangements are discussed below. Financial information regarding these types of agreements is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     MANAGEMENT  CONTRACTS
     Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. With respect to insurance, the Company's clients have the option of obtaining liability insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company's size and claims experience, management believes it can purchase such insurance at lower rates than the Company's clients can generally obtain on their own. Accordingly, Central Parking historically has generated profits on the insurance provided under its management contracts.

     LEASES
     The Company's leases generally require the payment of a fixed amount of rent, regardless of the profitability of the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. Generally speaking, leased facilities require a longer commitment and a larger capital investment to the Company and represent a greater risk than managed facilities but provide a greater opportunity for long-term growth in revenues and profits. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with a renewal term, and generally provide for increases in base rent based on indices, such as the Consumer Price Index, or on pre-determined amounts.

     FEE  OWNERSHIP
     Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater risk than managed or leased facilities but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All owned facility revenues flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical or electrical maintenance or repairs.

     JOINT  VENTURES
     The Company seeks joint venture partners who are established local or regional developers pursuing financing alternatives for development projects. Joint ventures typically involve a 50% interest in a development where the parking facility is a part of a larger multi-use project, allowing the Company's joint venture partners to benefit from a capital infusion to the project. Joint ventures offer the revenue growth potential of ownership with a partial reduction in capital requirements. The Company has interests in joint ventures that own or operate parking facilities located throughout the United States as well as Mexico, Germany, Poland, Greece and Chile.

     DBE  PARTNERSHIPS
     Central Parking is a party to a number of disadvantaged business enterprise partnerships. These are generally partnerships formed by Central Parking and a disadvantaged businessperson to manage a facility. Central Parking generally owns 60% to 75% of the partnership interests in each partnership and typically receives management fees before partnership distributions are made to the partners.

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

SEASONALITY
     The Company's business is subject to a modest amount of seasonality. Historically, the Company's results have been strongest during the quarters that end on December 31, and June 30. The Company attributes the relative weakness of the quarters that end on March 31, and September 30 to, among other factors, winter weather and summer vacations. There can be no assurance that this trend will continue in future years. For further discussion of this issue see Management's Discussion and Analysis of Financial Condition and Results of Operations.

INSURANCE
     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company's various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company purchases a worker's compensation policy with a per claim deductible of $250,000. The Company utilizes a third party administrator to process and pay filed claims. The Company also purchases group health insurance with respect to full-time Company employees, whether such persons are employed at owned, leased, or managed facilities and purchases workers' compensation insurance for all employees.

     Because of the size of the operations covered, the Company purchases insurance policies at prices that management believes represent a discount to the prices that would be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its customers for insurance at rates it believes approximate market rates. In each case, the Company's clients have the option of purchasing their own policies, provided the Company is named as an additional insured; however, many of the Company's clients historically have chosen to purchase such insurance through the Company. A reduction in the number of clients that purchase insurance through the Company, however, could have a material adverse effect on the operating earnings of the Company. In addition, a material increase in insurance costs due to an increase in the number of claims, higher claim costs or higher premiums paid by the Company could adversely affect the profit associated with insurance charges pursuant to management contracts and could have a material adverse effect on the operating earnings of the Company.

REGULATION
     The Company's business is subject to various federal, state and local laws and regulations, and both municipal and state authorities sometimes directly regulate parking facilities. The facilities in New York City are, for example, subject to certain governmental restrictions concerning numbers of cars, pricing, and certain prohibited practices. The Company is also affected by laws and regulations (such as zoning ordinances) that are common to any business that owns real estate and by regulations (such as labor and tax laws) that affect companies with a large number of employees. In addition, several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit. The most recent example is the restrictions imposed by the city of New York in the wake of the September 11 terrorist attacks, including a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. Such laws have adversely affected the Company's revenue and could continue to do so in the future.

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

     The Company also is subject to various federal and state antitrust and consumer laws and regulations including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which requires filings in connection with certain mergers and acquisitions. In connection with the Allright merger, Central
Parking and Allright entered into a settlement agreement with the Antitrust Division of the U.S. Department of Justice which required, among other things, the divestiture of certain parking facilities. See "Merger With Allright."

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

EMPLOYEES
     As of September 30, 2001, the Company employed approximately 18,800 individuals, including 15,400 full-time and 3,400 part-time employees. Approximately 5,500 U.S. employees are represented by labor unions. Various union locals represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company's employees are represented by labor unions are Washington, D.C., Miami, Philadelphia, San Francisco, Jersey City, Newark, Atlantic City, Pittsburgh, White Plains, San Juan, Puerto Rico, and Chicago. The Company frequently is engaged in collective bargaining negotiations with various union locals but has not experienced any labor strikes. Management believes that the Company's employee relations are good.

SERVICE  MARKS  AND  TRADEMARKS
     The Company has registered the names CPC, Central Parking System and Central Parking Corporation, and its logo with the United States Patent Office and has the right to use them throughout the United States except in the Chicago and Atlantic City areas where two other companies have the exclusive right to use the name "Central Parking." The Company also owns registered trademarks for Square Industries, Kinney System, Allied Parking and Allright Parking and operates various parking locations under those names. The Company uses the name "Chicago Parking System" in Chicago and "CPS Parking" in Seattle and Milwaukee. The Company has registered the name "Control Plus" and its symbol in London and has registered that name and symbol in association with its on-street parking activities in Richmond, Virginia. The Company has registered, or intends to register, its name and logo in various international locations where it does business.

FOREIGN  AND  DOMESTIC  OPERATIONS
     For information about the Company's foreign and domestic operations refer to Note 18 of the Consolidated Financial Statements.

RECENT  DEVELOPMENTS
     The recession and the September 11 tragedy have adversely impacted the Company's financial results and are expected to affect future results as well. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for more information.

ITEM  2.  PROPERTIES

     The Company's facilities, as of September 30, 2001, are organized into 7 segments which are subdivided into 18 regions. As detailed below. Each region is supervised by a regional manager who reports directly to one of the senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company's operations in a particular city. The following table summarizes certain information regarding the Company's facilities as of September 30, 2001


                                                                          NUMBER OF                          TOTAL
SEGMENT         CITIES                                                    LOCATIONS  MANAGED  LEASED  OWNED  SPACES
                --------------------------------------------------------  ---------  -------  ------  -----  ---------
SEGMENT 1
Western         Las Vegas, Los Angeles, Orange County, Phoenix,
                San Diego                                                       184       95      85      4     86,363
Denver          Albuquerque, Denver, Houston Airport                            141       75      54     12     77,095
San Francisco   Oakland, Sacramento, Salt Lake City, San Francisco,
                Seattle, Vancouver                                              196       96      98      2     42,171
                                                                          ---------  -------  ------  -----  ---------
                TOTAL SEGMENT 1                                                 521      266     237     18    205,629
                                                                          ---------  -------  ------  -----  ---------
SEGMENT 2
New York        New Jersey, New York City, Philadelphia,
                Poughkeepsie, Stamford                                          540      246     278     16    230,890
Boston          Boston, Hartford, Manchester, Providence                        160       59      94      7     79,881
                                                                          ---------  -------  ------  -----  ---------
                TOTAL SEGMENT 2                                                 700      305     372     23    310,771
                                                                          ---------  -------  ------  -----  ---------
SEGMENT 3
Florida         Jacksonville, Miami, Orlando, Tampa, West Palm Beach            206      102      99      5     90,355
Atlanta         Atlanta, Charleston (SC), Charleston (WV), Charlotte,
                Chattanooga, Columbia, Lynchburg, Roanoke                       244      112     110     22     88,288
                                                                          ---------  -------  ------  -----  ---------
                TOTAL SEGMENT 3                                                 450      214     209     27    178,643
                                                                          ---------  -------  ------  -----  ---------
SEGMENT 4
Nashville       Baton Rouge, Birmingham, Jackson, Knoxville,
                Lexington, Louisville, Mobile, New Orleans, Nashville           426      161     236     29    124,227
Houston         Austin, Dallas, El Paso, Ft. Worth, Houston, San Antonio        356      130     194     32    108,033
Cincinnati      Cincinnati, Columbus                                            112       32      65     15     70,816
                                                                          ---------  -------  ------  -----  ---------
                TOTAL SEGMENT 4                                                 894      323     495     76    303,076
                                                                          ---------  -------  ------  -----  ---------
SEGMENT 5
Washington, DC  Baltimore, Cleveland, Pittsburgh, Richmond, Washington          271      128     129     14     84,424
Puerto Rico     San Juan                                                         28       21       7     --     12,191
                                                                          ---------  -------  ------  -----  ---------
                TOTAL SEGMENT 5                                                 299      149     136     14     96,615
                                                                          ---------  -------  ------  -----  ---------
SEGMENT 6
St. Louis       Kansas City, Little Rock, Memphis, Oklahoma City,
                Omaha, Peoria, St. Louis, Tulsa                                 353      165     160     28     85,976
Chicago         Chicago, Detroit, Indianapolis, Milwaukee, Minneapolis          222      101     104     17     83,640
East            Binghamton, Buffalo, Rochester, Syracuse, Wilkes-Barre          120       47      59     14     48,800
                                                                          ---------  -------  ------  -----  ---------
                TOTAL SEGMENT 6                                                 695      313     323     59    218,416
                                                                          ---------  -------  ------  -----  ---------
INTERNATIONAL
Europe          Germany, Greece, Ireland, London, Poland, Spain                 256      182      74     --     92,365
Latin America   Chile, Mexico, Venezuela                                        139       70      69     --     80,476
Canada          Calgary, Montreal, Ottawa, Toronto                               84       47      35      2     43,578
                                                                          ---------  -------  ------  -----  ---------
                TOTAL INTERNATIONAL                                             479      299     178      2    216,419
                                                                          ---------  -------  ------  -----  ---------
TOTAL                                                                         4,038    1,869   1,950    219  1,529,569
                                                                          =========  =======  ======  =====  =========

                PERCENTAGE
                OF TOTAL
SEGMENT         SPACES
                -----------
SEGMENT 1
Western
                       5.7%
Denver                 5.0
San Francisco
                       2.8
                -----------
                      13.5
                -----------
SEGMENT 2
New York
                      15.1
Boston                 5.2
                -----------
                      20.3
                -----------
SEGMENT 3
Florida                5.9
Atlanta
                       5.8
                -----------
                      11.7
                -----------
SEGMENT 4
Nashville
                       8.1
Houston                7.1
Cincinnati             4.6
                -----------
                      19.8
                -----------
SEGMENT 5
Washington, DC         5.5
Puerto Rico            0.8
                -----------
                       6.3
                -----------
SEGMENT 6
St. Louis
                       5.6
Chicago                5.5
East                   3.2
                -----------
                      14.3
                -----------
INTERNATIONAL
Europe                 6.0
Latin America          5.3
Canada                 2.8
                -----------
                      14.1
                -----------
TOTAL                100.0%
                ===========


     The Company's facilities include both surface lots and structured parking facilities (garages). Approximately 17% of the Company's owned parking properties are in structured parking facilities, with the remainder in surface lots. Management believes the Company's owned facilities generally are in good condition and adequate for its present needs.


ITEM  3.  LEGAL  PROCEEDINGS

     The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, will have a material adverse effect upon the Company's financial condition, results of operations, or liquidity. The Company carries liability insurance against certain types of claims that management believes meets industry standards; however, there can be no assurance that any pending future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

     In connection with the merger of Allright Holdings, Inc. with a subsidiary of the Company, the Antitrust Division of the United States Department of Justice (the "Antitrust Division") filed a complaint in U.S. District Court for the District of Columbia seeking to enjoin the merger on antitrust grounds. In addition, the Company received notices from several states, including Tennessee, Texas, Illinois, and Maryland, that the attorneys general of those states were reviewing the merger from an antitrust perspective. Several of these states also requested certain information relating to the merger and the operations of Central Parking and Allright in the form of civil investigative demands.

     Central Parking and Allright entered into a settlement agreement with the Antitrust Division on March 16, 1999, under which the two companies divested a total of 74 parking facilities in 18 cities, representing approximately 18,000 parking spaces. None of the states that reviewed the transaction from an antitrust perspective became a party to the settlement agreement with the Antitrust Division. The settlement agreement provides that Central Parking and Allright may not operate any of the divested facilities for a period of two years following the divestiture of such facility.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS

     No matter was submitted to a vote of the Company's security-holders during the fourth quarter of the fiscal year ended September 30, 2001.


PART  II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Registrant's Common Stock is listed on the NYSE under the symbol "CPC." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock as reported by the NYSE.


                 HIGH    LOW
                ------  ------
FISCAL 2001
First Quarter   $22.81  $15.75
Second Quarter   23.31   16.80
Third Quarter    18.70   17.05
Fourth Quarter   20.40   12.93
Twelve months    23.31   12.93

FISCAL 2000
First Quarter   $29.81  $14.50
Second Quarter   20.50   14.38
Third Quarter    27.88   19.56
Fourth Quarter   25.00   17.63
Twelve months    29.81   14.38


(b) There were, as of September 30, 2001, approximately 6,500 holders of the Company's Common Stock, based on the number of record holders of the Company's common stock and an estimate of the number of individual participants represented by security position listings.

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


ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

     On March 19, 1999, Central Parking completed a merger with Allright Holdings, Inc. ("Allright"). The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, Central Parking's consolidated financial statements have been restated to reflect the combined results of operations, financial position and cash flows of Central Parking and Allright as if Allright had been part of Central Parking since Allright's inception date of October 31, 1996. Prior to the consummation of the merger, Allright's fiscal year end was June 30. In recording the business combination, Allright's consolidated financial statements as of June 30, 1997 and for the eight months then ended, and as of June 30, 1998 and for the year then ended, have been combined with Central Parking's consolidated financial statements for the fiscal years ended September 30, 1997 and 1998, respectively. There were no material transactions between Central Parking and Allright prior to the Merger. Certain reclassifications have been made to Allright's historical financial statements to conform to Central Parking's presentation.

     Set forth below are selected consolidated financial data of the Company for each of the periods indicated. Certain of the statement of earnings, per share, and balance sheet data were derived from the audited consolidated financial statements of the Company. All of the information set forth below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Amounts  in  thousands,  except  per  share  data

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                              ------------------------
                                                                    2001       2000       1999       1998       1997
                                                                ---------  ---------  ---------  ---------  ---------
STATEMENT OF EARNINGS DATA:
Revenues:
  Parking                                                       $603,416   $628,666   $639,086   $534,573   $295,692
  Management contract                                            101,743    102,263     91,386     65,826     43,245
                                                                ---------  ---------  ---------  ---------  ---------
    Total revenues                                               705,159    730,929    730,472    600,399    338,937
Expenses:
  Total before merger costs                                      633,607    649,020    651,827    528,747    298,511
  Merger costs                                                        --      3,747     40,970         --         --
  Property-related gains (losses), net                            (7,255)       935      3,006       (639)     3,118
Operating earnings                                                64,297     79,097     40,681     71,013     43,544
Percentage of total revenues                                         9.1%      10.8%       5.6%      11.8%      12.8%
Interest income (expense), net                                  $(14,761)  $(20,100)  $(20,312)  $(24,555)  $(15,922)
Dividends on company-obligated mandatorily
  redeemable convertible securities of a subsidiary trust         (5,886)    (6,012)    (5,926)    (3,247)        --
Equity in partnership and  joint venture earnings                  5,075     10,260      5,233      5,246      4,238
Earnings before income taxes, minority interest, extraordinary
  items and cumulative effect of accounting change                48,725     63,245     19,676     48,457     31,860
Income taxes                                                      19,112     23,277     12,380     20,373     13,011
Income tax percentage of earnings before income tax                 39.2%      36.8%      62.9%      42.0%      40.8%
Minority interest, net of tax                                   $ (3,502)  $ (3,334)  $ (2,612)  $ (1,939)  $   (163)
Extraordinary item,  net of tax                                       --       (195)    (1,002)        --     (1,032)
Cumulative effect of accounting change, net of tax                  (258)        --         --         --         --
Net earnings                                                      25,853     36,439      3,682     26,145     17,654
Percentage of total revenues                                         3.7%       5.0%       0.5%       4.4%       5.2%

                                                                                               5-YEAR
                                                                     2001 VS. 2000      GROWTH
                                                                 INCREASE (DECREASE)     RATE
                                                                ---------------------   -------
STATEMENT OF EARNINGS DATA:
Revenues:
  Parking                                                       $    (25,250)   (4.0)%    19.5%
  Management contract                                                   (520)   (0.5)     23.8
                                                                -------------  -------   ------
    Total revenues                                                   (25,770)   (3.5)     20.1
Expenses:
  Total before merger costs                                          (15,413)   (2.4)     20.7
  Merger costs                                                        (3,747) (100.0)      NM
  Property-related gains (losses), net                                (8,190) (875.9)      NM
Operating earnings                                                   (14,800)  (18.7)     10.2
Percentage of total revenues                                            NM       NM        NM
Interest income (expense), net                                  $      5,339    26.6      (1.9)
Dividends on company-obligated mandatorily
  redeemable convertible securities of a subsidiary trust                126     2.1       NM
Equity in partnership and  joint venture earnings                     (5,185)  (50.5)      4.6
Earnings before income taxes, minority interest, extraordinary
  items and cumulative effect of accounting change                   (14,520)  (23.0)     11.2
Income taxes                                                          (4,165)  (17.9)     10.1
Income tax percentage of earnings before income tax                     NM       NM        NM
Minority interest, net of tax                                   $       (168)   (5.0)    115.3
Extraordinary item,  net of tax                                         (195) (100.0)      NM
Cumulative effect of accounting change, net of tax                      (258)    NM        NM
Net earnings                                                         (10,586)  (29.1)     10.0
Percentage of total revenues                                            NM       NM        NM



                                                                 YEAR ENDED SEPTEMBER 30,                2001 VS 2000
                                                                 ------------------------
                                                      2001     2000     1999     1998     1997        INCREASE (DECREASE)
                                                   -------  -------  -------  -------  -------       --------------------
PER SHARE DATA:
Earnings before extraordinary item and cumulative
  effect of accounting change - basic              $  0.73  $  1.01  $  0.13  $  0.76  $  0.62     $     (0.28)  (27.7)%
Earnings before extraordinary item and cumulative
  effect of accounting change - diluted            $  0.73  $  0.99  $  0.13  $  0.74  $  0.61     $     (0.26)  (26.3)

Basic weighted average common shares                35,803   36,365   36,349   34,618   30,070            (562)   (1.5)
Diluted weighted average common shares              36,015   36,851   37,056   35,312   30,512            (836)   (2.3)
Dividends per common share                         $  0.06  $  0.06  $  0.06  $  0.05  $  0.05     $       --      --
Net book value per common share outstanding
  at September 30                                    10.66    10.19     9.44     9.36     5.28            0.47     4.6
Merger cost per diluted common share                    --     0.07     0.81       --       --           (0.07) (100.0)


                                                                                     SEPTEMBER 30,
                                                                                     -------------
                                                                 2001         2000         1999       1998       1997
                                                             ---------  -----------  -----------  ---------  ---------
BALANCE SHEET DATA:
Cash and cash equivalents                                    $ 41,849   $   43,214   $   53,669   $ 39,495   $ 17,308
Working capital                                               (76,695)     (89,252)     (30,659)   (30,897)   (17,520)
Goodwill, net                                                 250,630      264,756      277,800    288,170     65,428
Total assets                                                  986,881    1,022,305    1,064,577    954,022    598,693
Long-term debt and capital lease obligations,
  less current portion                                        223,135      253,535      337,481    283,319     73,725
Company-obligated mandatorily redeemable convertible
  securities of subsidiary holding solely parent debentures   110,000      110,000      110,000    110,000         --
Shareholders' equity                                          381,446      370,257      347,119    341,914    173,114

                                                                   2001 VS 2000
                                                                INCREASE (DECREASE)
                                                                --------------------
BALANCE SHEET DATA:
Cash and cash equivalents                                    $       (1,365)  (3.2)%
Working capital                                                      12,557   14.1
Goodwill, net                                                       (14,126)  (5.3)
Total assets                                                        (35,424)  (3.5)
Long-term debt and capital lease obligations,
  less current portion                                              (30,400) (12.0)
Company-obligated mandatorily redeemable convertible
  securities of subsidiary holding solely parent debentures              --     --
Shareholders' equity                                                 11,189    3.0


                                                                 YEAR ENDED SEPTEMBER 30,          2001 VS 2000
                                                                 ------------------------
                                                2001      2000      1999      1998      1997   INCREASE (DECREASE)
                                             --------  --------  --------  --------  --------  --------------------
OTHER DATA:
Depreciation and amortization                $46,966   $46,235   $43,131   $28,674   $13,547   $       731     1.6%
Employees (2)                                 18,800    16,200    16,700    17,450    14,300         2,600    16.0
Number of shareholders (2)                     6,500     7,300    10,325     8,100     7,000          (800)  (11.0)
Market capitalization (in millions) (1) (4)  $   501   $   720   $ 1,075   $ 1,840   $ 1,000   $      (219)  (30.4)
Return on equity (3)                             6.9%     10.2%      1.1%     10.2%     14.1%          NM      NM


(1) Reflects the recapitalization, initial and subsequent public offering of shares, and subsequent stock splits of the Company.

(2)  Reflects  information  as  of  September  30 of the respective fiscal year.

(3) Reflects return on equity calculated using fiscal year net earnings divided by average shareholders' equity for the fiscal year.

(4) Based on number of shares outstanding and closing market price as of September 30.

NM   Not  meaningful


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Parking revenues in fiscal 2001 decreased by $25.3 million, to $603.4 million from $628.7 million in 2000. The Company experienced a net decline in the number of leased and owned locations in 2001 of 260 (246 additional leased and owned locations offset by 483 lost or sold locations and 23 locations that were converted to management agreements or consolidated with existing locations).

     Parking revenues from owned properties amounted to $71.6 million, $73.2 million and $66.9 million for the years ended September 30, 2001, 2000 and 1999, respectively. Owned properties parking revenues, as a percentage of all parking revenues, amounted to 11.9%, 11.6%, and 10.5% in 2001, 2000 and 1999 respectively.

     Parking revenues from leased facilities amounted to $531.8 million, $555.5 million, and $572.2 million for the years ended September 30, 2001, 2000 and 1999, respectively. Leased properties parking revenues, as a percentage of all parking revenues, accounted for 88.1%, 88.4% and 89.5% in 2001, 2000 and 1999, respectively.

     Management contract revenues include revenues from managed facilities. In fiscal year 2001, management contract revenues decreased 0.5% to $101.7 million. The number of managed facilities actually declined during fiscal 2001 by 156 locations (268 added offset by 424 lost). Management contract revenues amounted to $102.3 million and $91.4 million for the years ended September 30, 2000 and 1999, respectively.

                                                                                          YEAR ENDED SEPTEMBER 30,
                                                                                          ------------------------
HISTORICAL FINANCIAL SUMMARY ($MILLIONS)                                          2001     2000     1999     1998     1997
------------------------------------------------------------------------------  -------  -------  -------  -------  -------
Parking revenues                                                                $603.4   $628.7   $639.1   $534.6   $295.7
 % Growth over prior year                                                        (4.0%)   (1.6%)    19.6%    80.8%   170.6%
Management contract revenues                                                    $101.7   $102.2   $ 91.4   $ 65.8   $ 43.2
 % Growth over prior year                                                        (0.5%)    11.9%    38.8%    52.2%    32.9%
Total revenues                                                                  $705.2   $730.9   $730.5   $600.4   $338.9
 % Growth over prior year                                                        (3.5%)     0.1%    21.7%    77.1%   139.0%
Cost of parking and management contracts                                        $554.8   $565.0   $562.9   $456.7   $259.8
 % of total revenues                                                              78.7%    77.3%    77.1%    76.1%    76.7%
General and administrative expenses, excluding merger costs                     $ 66.8   $ 71.9   $ 77.3   $ 63.7   $ 37.0
 % of total revenues                                                               9.5%     9.8%    10.6%    10.6%    10.9%
Goodwill and non-compete amortization                                           $ 12.0   $ 12.1   $ 11.6   $  8.3   $  1.7
 % of total revenues                                                               1.7%     1.7%     1.6%     1.4%     0.5%
Depreciation and amortization - excluding goodwill and non-compete              $ 34.9   $ 34.1   $ 31.5   $ 20.4   $ 11.9
Merger costs                                                                        --      3.7     41.0       --       --
 % of total revenue                                                                 --      0.5%     5.6%      --       --
Property-related gains (losses), net                                            $ (7.3)  $  0.9   $  3.0   $ (0.6)  $  3.1
Operating earnings                                                                64.3     79.1     40.7     71.0     43.5
 % of total revenues                                                               9.1%    10.8%     5.6%    11.8%    12.8%
Interest income (expense), net                                                  $(14.8)  $(20.1)  $(20.3)  $(24.6)  $(15.9)
Dividends on company-obligated mandatorily redeemable securities
   of subsidiary trust holding solely parent debentures                           (5.9)    (6.0)    (5.9)    (3.2)      --
Equity in partnerships and joint venture earnings                                  5.1     10.3      5.2      5.2      4.2
Earnings before extraordinary item and cumulative effect of accounting change     26.1     36.6      4.7     26.1     18.7
 % of total revenues                                                               3.7%     5.0%     0.6%     4.4%     5.5%


A summary of the facilities operated domestically and internationally by Central Parking as of September 30, 2001 is as follows:

                                                            PERCENT
                             MANAGED  LEASED  OWNED  TOTAL  OF TOTAL   SPACES
                             -------  ------  -----  -----  ---------  ---------
Total U.S. and Puerto Rico     1,570   1,733    217  3,520      87.2%  1,309,167
                             -------  ------  -----  -----  ---------  ---------
United Kingdom                   179      53     --    232       5.8      78,498
Canada                            47      74      2    123       3.0      47,561
Mexico (1)                        58      55     --    113       2.8      65,660
Germany (1)                        2      13     --     15       0.4       6,794
Venezuela                          4      10     --     14       0.3      10,214
Chile (1)                          8       4     --     12       0.3       4,602
Ireland                           --       4     --      4       0.1         500
Spain                             --       3     --      3       0.1       1,693
Poland (1)                        --       1     --      1       0.0         380
Greece                             1      --     --      1       0.0       4,500
                             -------  ------  -----  -----  ---------  ---------
Total foreign                    299     217      2    518      12.8     220,402
                             -------  ------  -----  -----  ---------  ---------
Total facilities               1,869   1,950    219  4,038     100.0%  1,529,569
                             =======  ======  =====  =====  =========  =========


(1)     Operated  through  unconsolidated  50%  owned  joint  ventures

The table below sets forth certain information regarding the Company's managed, leased and owned facilities in the periods indicated.

                                       YEAR ENDED SEPTEMBER 30,
                                       ------------------------
                                         2001     2000    1999
                                       -------  -------  ------
Managed Facilities (1):
 Beginning of year                      2,025    2,096   1,937
                                       -------  -------  ------
 Acquired or merged during year            --       --      18
 Added during year                        268      198     354
 Deleted during year                     (424)    (269)   (213)
                                       -------  -------  ------
 End of year                            1,869    2,025   2,096
                                       -------  -------  ------
 Renewal Rate (3)                        81.5%    88.3%   90.8%
Leased Facilities (1):
 Beginning of year                      2,190    2,455   2,565
                                       -------  -------  ------
 Acquired or merged during year            --       --       1
 Added during year                        243      159     225
 Deleted during year                     (483)    (424)   (336)
                                       -------  -------  ------
 End of year                            1,950    2,190   2,455
                                       -------  -------  ------
Owned Facilities (1)(2):
 Beginning of year                        239      259     261
                                       -------  -------  ------
 Purchased during year                      3       --       7
 Closed or sold during year               (23)     (20)     (9)
                                       -------  -------  ------
 End of year                              219      239     259
                                       -------  -------  ------
Total facilities (end of year)          4,038    4,454   4,810
                                       =======  =======  ======
 Net growth in number of facilities:
    Managed                             (7.7%)   (3.4%)    8.2%
   Leased                              (11.0%)  (10.8%)  (4.3%)
   Owned                                (8.4%)   (7.7%)  (3.3%)
   Total facilities                     (9.3%)   (7.4%)    1.0%


(1) Includes 114, 97, and 48 managed; 81, 64 and 54 leased; and 6, 6 and 16 owned properties operated under joint venture agreements at September 30, 2001, 2000 and 1999, respectively.

(2)  Includes  the  Company's  corporate  headquarters  in Nashville, Tennessee.

(3) The renewal rate calculation is 100% minus lost locations divided by the sum of the beginning of the year, acquired and added during the year for management locations.


MERGER  WITH  ALLRIGHT

     On March 19, 1999, Central Parking completed a merger with Allright Holdings, Inc. ("Allright"), pursuant to which approximately 7.0 million shares of Central Parking stock, and approximately 0.5 million options and warrants to purchase such common stock of Central Parking were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction constituted a tax-free reorganization and has been accounted for as a pooling-of-interests. Accordingly, prior period financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Allright as if it had been part of Central Parking from the date of Allright's inception, October 31, 1996. See Notes 1 and 2 of the Consolidated Financial Statements.

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's consolidated financial statements expressed as a percentage of total revenues.

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                        ------------------------
                                                                           2001    2000    1999
                                                                          ------  ------  ------
Parking revenues                                                           85.6%   86.0%   87.5%
Management contract revenues                                               14.4    14.0    12.5
                                                                          ------  ------  ------
 Total revenues                                                           100.0   100.0   100.0
Cost of parking and management contracts                                   78.7    77.3    77.1
General and administrative expenses, excluding merger costs                 9.5     9.8    10.6
Goodwill and non-compete amortization                                       1.7     1.7     1.6
Merger costs                                                                 --     0.5     5.6
Property-related gains (losses), net                                       (1.0)    0.1     0.5
                                                                          ------  ------  ------
 Operating earnings                                                         9.1    10.8     5.6
Interest income (expense), net                                             (2.1)   (2.7)   (2.8)
Dividends on company-obligated mandatorily redeemable securities of
  subsidiary trust holding solely parent debentures                        (0.8)   (0.8)   (0.8)
Equity in partnership and joint venture earnings                            0.7     1.4     0.7
                                                                          ------  ------  ------
 Earnings before income taxes, minority interest, extraordinary item and
   cumulative effect of accounting change                                   6.9     8.7     2.7
Income taxes                                                                2.7     3.2     1.7
                                                                          ------  ------  ------
 Earnings before minority interest, extraordinary item and
   cumulative effect of accounting change                                   4.2%    5.5%    1.0%
                                                                          ======  ======  ======


     YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO YEAR ENDED SEPTEMBER 30, 2000 Parking revenues are comprised of revenue from leased and owned facilities.
Parking revenues in fiscal 2001 decreased to $603.4 million from $628.7 million in fiscal 2000, a decrease of $25.3 million, or 4.0%. The decrease is due to several factors. In addition to a net reduction of 260 leased and owned facilities and a general economic slowdown during fiscal 2001, management estimates that the Company lost $1.4 million in revenues in the second quarter due to severe weather in the northeast and $5.0 million in revenues in the fourth quarter due to the effects of the September 11 terrorist attacks. The general economic slowdown and the lingering impact of the September 11 attacks, particularly on the Company's operations in New York City are expected to continue to have an adverse effect on the Company's revenues in fiscal 2002.

     Management contract revenues also decreased slightly in fiscal 2001 to $101.7 million from $102.3 million in fiscal 2000, a decrease of $0.5 million, or 0.5%. Revenues from foreign operations increased to $39.5 million for fiscal 2001, compared to $33.5 million for fiscal 2000, an increase of $6.0 million or 17.9%. The increase was driven by the addition of Venezuela, the Athens, Greece airport, and several on-street contracts in the United Kingdom.

     Cost of parking in fiscal 2001 decreased to $513.6 million from $528.7 million in fiscal 2000, a decrease of $15.1 million, or 2.9%. Net rent expense decreased in fiscal 2001 to $294.2 million from $307.4 million in fiscal 2000, a decrease of $13.2 million, or 4.3%. Payroll expenses decreased during fiscal 2001 to $111.0 million from $117.7 million during fiscal 2000, a decrease of $6.7 million, or 5.7%. The decrease in both rent and payroll expense can be attributed to the fewer number of leased locations in operation during fiscal 2001. Cost of parking as a percentage of parking revenues increased to 85.1% in fiscal 2001 from 84.1% in fiscal 2000. The increase is due to the inability of the Company to fully adjust the fixed expense component of its cost structure to match its lower parking revenues.

     Cost of management contracts in fiscal 2001 increased to $41.2 million from $36.3 million in fiscal 2000, an increase of $4.9 million, or 13.6%. The cost of management contracts, as a percentage of management contract revenues, increased to 40.5% in fiscal 2001 from 35.5% in fiscal 2000. The increases are primarily a result of higher costs associated with the Company's healthcare insurance programs as well as an increase in the cost of administering certain payroll related activities on behalf of management contract clients.

     General and administrative expenses decreased to $66.8 million in 2001, from $71.9 million in 2000, a decrease of $5.1 million, or 7.1%. The decrease was primarily a result of technology enhancements and cost savings plans implemented in fiscal 2001. General and administrative expenses decreased as a percentage of total revenue to 9.5% in 2001, from 9.8% in 2000 as a result of the aforementioned actions.

     Amortization expense of goodwill and non-compete agreements was $12.0 million in fiscal 2001, down slightly from $12.1 million in fiscal 2000.

     The Company incurred $3.7 million of Allright-related merger costs during the first and second quarters of fiscal 2000. Included in these costs are approximately $1.3 million in professional fees, $1.1 million in severance and employment-related payments, and $1.3 million in various other miscellaneous
expenses.   No  such  costs  were  incurred  in  fiscal  2001.

     Net property-related losses for fiscal 2001 were $7.3 million, compared to net property-related gains of $0.9 million in fiscal 2000. The Company recorded impairment charges totaling $8.3 million during fiscal 2001, compared to $4.8 million in fiscal 2000, Of these charges, $5.5 million was attributable to properties where the carrying value of the goodwill, contract rights, and lease rights was no longer supportable by projected future cash flows and $2.8 million related to leasehold improvements on such properties in fiscal 2001. In addition, the Company incurred $7.7 million in lease termination costs in fiscal 2001, compared to $0.4 million in fiscal 2000, as it aggressively pursued opportunities to exit unfavorable lease agreements. The impairment and lease termination costs were offset by $8.8 million of gains from sales of owned properties during fiscal 2001, compared to $6.1 million in fiscal 2000.

     Interest income in fiscal 2001 decreased to $5.8 million from $6.9 million in fiscal 2000 due to a decline in market interest rates. Interest expense decreased in fiscal 2001 as well, to $20.6 million from $27.0 million in fiscal 2000 due to the aforementioned decrease in market interest rates, as well as a $32.8 million reduction in the Company's outstanding debt balance during the year. The Company's variable rate debt was positively impacted during fiscal 2001 by the decline in interest rates. The weighted-average balance of debt outstanding during fiscal 2001 was $289.6 million at a weighted average rate of 6.5%, compared to a weighted average balance of $348.3 million at a weighted average rate of 7.4% during fiscal 2000.

     Dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $5.9 million in fiscal 2001 from $6.0 million in fiscal 2000.

     Equity in partnership and joint venture earnings decreased to $5.1 million in fiscal 2001 from $10.3 million in fiscal 2000. The decrease is due to a $5.0 million gain on the sale of a property in fiscal 2000 recognized by a partnership in which the Company was a limited partner. Such transaction resulted from the general partner's decision to sell the property as allowed by the partnership agreement.

     The Company's effective income tax rate before minority interest, extraordinary items and cumulative effect of accounting change was 39.2% in fiscal 2001 as compared to 36.8% in fiscal 2000. The increase in the rate is primarily attributable to an increase in nondeductible goodwill as a percentage of taxable income. Additionally, the Company recorded a one-time benefit of approximately $1.5 million during fiscal 2000 relating to the reduction of certain federal and state net operating loss valuation allowances that had been established by Allright. No such benefit was recognized in fiscal 2001. Management believes that it will be able to utilize these net-operating losses to offset future income before their statutory expiration dates as a result of various tax planning strategies that the Company implemented during the year. The Company's effective tax rate is expected to be approximately 35.0% before nonrecurring items for fiscal year 2002.

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

     Amortization expense of goodwill and non-compete agreements increased to $12.1 million in fiscal 2000 from $11.6 million in fiscal 1999, an increase of $0.5 million. This increase was primarily attributable to a non-compete agreement with an executive from one of the entities acquired by the Company that was entered into in the first quarter of fiscal 2000.

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

     The Company's effective income tax rate before minority interest and extraordinary items was 36.8% in fiscal 2000 as compared to 62.9% in fiscal 1999. The decrease in the rate is primarily attributable to nondeductible merger costs incurred during the prior year. The Company recorded a one-time benefit of approximately $1.5 million during fiscal 2000 relating to the reduction of certain federal and state net operating loss valuation allowances that had been established by Allright. Management believes that it will be able to utilize these net-operating losses to offset future income before their statutory expiration dates as a result of various tax planning strategies that the Company implemented during the year.

QUARTERLY  RESULTS
     The Company experienced fluctuations in its quarterly net earnings during fiscal 2001 due to unusually harsh winter weather in the second quarter and the terrorist attacks in New York City and Washington, D.C. during the fourth quarter resulting in an estimated loss of revenues of $1.4 million and $5.0 million, respectively. Both situations had a direct impact on operating earnings due to the relatively fixed nature of the Company's cost structure (primarily rent and payroll) which cannot be readily adjusted for short-term declines in parking revenue. The Company also experienced fluctuations in its quarterly net earnings during fiscal 2000 due to merger costs incurred in the first and second quarters and the recognition of intermittent property-related gains or losses. Additionally, the Company has and may continue to experience fluctuations in revenues and related expenses due to acquisitions, pre-opening costs, travel and transportation patterns affected by weather and calendar related events, and local and national economic conditions. The Company's concentration of parking facilities in the northeastern and mid-Atlantic part of the United States, continues to expose the Company to the risk of negative financial fluctuations that may result from severe winter weather and other local or regional factors. Additionally, the Company services the parking for a number of sports stadiums and arenas and can be impacted by the relative degree of success of various sports teams and strikes. The following table sets forth certain quarterly statements of earnings data for the eight fiscal quarters preceding the end of the fiscal year and the percentage of net revenues represented by the line items presented (except in the case of per share amounts). The quarterly statement of earnings data set forth below was derived from unaudited financial statements of the Company and includes all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof.

Amounts  in  thousands,  except  per  share  data

                                                                    2001 FISCAL YEAR
                                          DECEMBER 31 (A)        MARCH 31           JUNE 30          SEPTEMBER 30
                                          ---------------   -----------------  -----------------  -----------------
Total revenues                            $177,565  100.0%  $174,034   100.0%  $179,145   100.0%  $174,415   100.0%
Property related gains (losses), net         2,777    1.6     (2,296)   (1.3)    (3,058)   (1.7)    (4,678)   (2.7)
Operating earnings                          25,501   14.4     16,196     9.3     16,009     8.9      6,591     3.8
Earnings before cumulative effect
  of accounting change                      11,681    6.6      6,735     3.9      6,737     3.8        958     0.5

Earnings before cumulative effect
  of accounting change per share - basic  $   0.32          $   0.19           $   0.19           $   0.03
Earnings before cumulative effect
  of accounting change per share-diluted  $   0.32          $   0.19           $   0.19           $   0.03


                                                                    2000 FISCAL YEAR
                                         DECEMBER 31          MARCH 31          JUNE 30         SEPTEMBER 30
                                      ----------------  ----------------  -----------------  -----------------

Total revenues                        $185,333  100.0%  $182,651  100.0%  $186,366   100.0%  $176,579   100.0%
Property related gains (losses), net     1,758    0.9      1,331    0.7       (918)   (0.5)    (1,236)   (0.7)
Operating earnings                      20,170   10.9     18,183   10.0     23,804    12.8     16,940     9.6
Earnings before extraordinary item       8,446    4.6      7,380    4.0     14,781     7.9      6,027     3.4

Earnings before extraordinary item
  per share - basic                   $   0.23          $   0.20          $   0.41           $   0.17
Earnings before extraordinary item
  per share-diluted                   $   0.23          $   0.20          $   0.40           $   0.16


(a) Includes retroactive effect of adoption of Staff Accounting Bulletin 101 in the second quarter of fiscal 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES
     Net cash provided by operating activities for fiscal 2001 was $46.4 million, a decrease of $54.0 million from net cash provided by operating activities of $100.4 million during the same period in fiscal 2000. The primary factors which contributed to this change were decreases in management accounts payable and income taxes payable of $12.9 million and $1.1 million, respectively, and an increase in other assets of $10.1 million compared to an increase in net income taxes payable and a decrease in other assets of $10.3 million and $2.7 million, respectively, in the prior year. Also contributing to the decrease in operating cash flow was a reduction in net earnings of $10.6 million from the prior year.

     Net cash provided by investing activities was $1.2 million for fiscal 2001, compared to net cash of $17.0 million used in investing activities during fiscal 2000. The change primarily resulted from a reduction of $22.6 million of purchases of property, equipment and leasehold improvements in fiscal 2001 compared to fiscal 2000.

     Net cash used by financing activities for fiscal 2001 was $49.2 million, a net decrease of $44.6 million from fiscal 2000. The decrease was primarily caused by a decrease in the net amount of repayments of outstanding debt. The Company reduced outstanding debt by $32.8 million during fiscal 2001 (repayment of $55.6 million of notes payable, partially offset by net borrowings of $22.5 million under its revolving credit agreement and $0.3 million of notes issued to acquire contract rights) compared to net debt repayments of $76.3 million in fiscal 2000.

     On March 19, 1999, the Company established a new credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The amount outstanding under the Credit Facility as of September 30, 2001 was $238.0 million with a weighted average interest rate of 4.1%, including the principal amount of the term loan of $125.0 million which is being repaid in quarterly payments of $12.5 million through March 2004. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The aggregate availability under the Credit Facility was $59.6 million at September 30, 2001, which is net of $27.4 million of stand-by letters of credit.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. On December 28, 1999, the Company entered into an amendment and waiver to the Credit Facility agreement relating to the waiver of non-compliance with certain loan covenants at September 30, 1999. This amendment and waiver contained, among other things, amendment fees of $700 thousand, which are being amortized over the life of the Credit Facility. The grid-based interest rate margin was not affected by the amendment and continues to be based upon the Company achieving certain revised financial ratios.

     On February 14, 2000, the Company entered into an amendment and restatement to the Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement required the Company to pay an amendment fee of $681 thousand, which is being amortized over the life of the Credit Facility. Interest rates were not affected by this amendment.

     The Company is required to continue maintaining the aforementioned financial covenants under the Credit Facility as of the end of each fiscal quarter. Due to a decline in revenues resulting primarily from the recession and the September 11 tragedy, the Company may not be in compliance with one or more of these covenants as of the end of the first or second quarters of fiscal 2002. As a result, the Company has begun discussions with its lender group regarding potential amendments to its Credit Facility. These amendments would, among other things, waive or amend the financial covenants and would likely increase the Company's cost of funds under its Credit Facility by approximately 100 to 175 basis points. In addition, the Company is evaluating several financing alternatives, including sale/leaseback opportunities, mortgage financing and repurchase of a portion of its convertible preferred stock.

     Depending on the timing and magnitude of the Company's future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and Central Parking's credit facility over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates. However, as of September 30, 2001, Central Parking had no material outstanding commitments for capital improvements expenditures. If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the existing credit facility, Central Parking may seek additional sources of capital, including seeking to amend the credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted in "Risk Factors", provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Central Parking common stock. Until certain shareholders of Central Parking have received at least $350 million from the sale of Central Parking common stock in either registered offerings or otherwise, Central Parking cannot sell any shares of its common stock on its own behalf, subject to certain exceptions. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions. The current market value of Central Parking common stock also could have an impact on Central Parking's ability to complete significant acquisitions or raise additional capital.


INTERNATIONAL  FOREIGN  CURRENCY  EXPOSURE
     The Company operates wholly-owned subsidiaries in the United Kingdom, Canada and Spain. Total revenues from wholly-owned foreign operations amounted to 5.6%, 4.6% and 4.6% of total revenues for the years ended September 30, 2001, 2000 and 1999, respectively. Additionally, the Company operates through joint ventures in Germany, Poland, Chile, and Mexico. The Company intends to invest in foreign leased or owned facilities, usually through joint ventures, and may become increasingly exposed to foreign currency fluctuations. The Company, in limited circumstances, has denominated contracts in U.S. dollars to limit currency exposure. Presently, the Company has limited exposure to foreign currency risk and has no hedge programs related to such risk. The Company anticipates implementing a hedge program if such risk materially increases. For the year ended September 30, 2001, revenues from the United Kingdom and Canada operations represented 61.4% and 28.5%, respectively, of total revenues generated by foreign operations, excluding earnings from joint ventures.

IMPACT  OF  INFLATION  AND  CHANGING  PRICES
     The primary sources of revenues to the Company are parking revenues from owned and leased locations and management contract revenue (net of expense reimbursements) on managed parking facilities. The Company believes that inflation has had a limited impact on its overall operations for fiscal years ended September 30, 2001, 2000 and 1999.

NEW  ACCOUNTING  PRONOUNCEMENTS
     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. In June 2000, SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" was issued clarifying the accounting for derivatives under the new standard.

     On October 1, 2000, the Company prospectively adopted the provisions of SFAS No. 133 and SFAS No. 138, which resulted in the recording of a net transition loss of $380 thousand, net of related income taxes of $253 thousand, in accumulated other comprehensive loss. Further, the adoption of SFAS No. 133 and SFAS No. 138 resulted in the Company reducing derivative instrument assets by $280 thousand and recording $353 thousand of derivative instrument liabilities.

     At September 30, 2001, the Company's derivative financial instruments consist of interest rate caps with a combined notional amount of $75 million and interest rate swaps with a combined notional amount of $38 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The Company's purpose for holding such instruments is to hedge its exposure to cash flow fluctuations due to changes in market interest rates.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The Company adopted SAB 101 during the quarter ended March 31, 2001 as a change in accounting principle retroactive to October 1, 2000. Adoption of SAB 101 required the Company to change the timing of recognition of performance-based revenues on certain management contracts. The cumulative effect of this accounting change was a loss of $429 thousand ($258 thousand, net of tax) as of October 1, 2000. Adoption of SAB 101 resulted in an increase in management contract revenues of $47 thousand for the year ended September 30, 2001.

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

     The Company was required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 142 must be adopted by October 1, 2002, but may be adopted as of October 1, 2001. The Company intends to elect this early adoption. SFAS No. 142 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of September 30, 2001, the Company's unamortized goodwill amounted to $250.6 million and unamortized identifiable intangible assets amounted to $88.1 million, all of which will be subject to the transition provisions of SFAS No.
142. Amortization expense related to goodwill was $11.4 million for each of the years ended September 30, 2001 and 2000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material effect on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     The Company is required and plans to adopt SFAS No. 144 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from SFAS No.121.

FORWARD-LOOKING  STATEMENTS  MAY  PROVE  INACCURATE
     This document, and documents that have been incorporated herein by reference, include various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption "Risk Factors." Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

- ongoing integration of past and future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

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

-    global  and/or  regional  economic  factors

- compliance with laws and regulations, including, without limitation environmental, anti-trust and consumer protection laws and regulations at the federal, state and international levels.


RISK  FACTORS

     THE FAILURE TO SUCCESSFULLY INTEGRATE PAST AND FUTURE ACQUISITIONS COULD HAVE A NEGATIVE IMPACT ON CENTRAL PARKING'S BUSINESS AND THE MARKET PRICE OF ITS COMMON STOCK.
     Central Parking completed the merger with Allright Holdings, Inc. in fiscal 1999. In addition, Central Parking completed two acquisitions subsequent to September 30, 2001, and plans to pursue additional acquisitions in the future. Central Parking can give no assurance that any acquired facility or company will be successfully integrated into its operations. Also, because of the price paid by Central Parking or because of the performance of acquired operations after such acquisitions, there can be no assurance that the results of the acquired operations will not be dilutive to Central Parking's per share earnings. Any acquisition contemplated or completed by Central Parking may result in adverse short-term effects on Central Parking's reported operating results, divert management's attention, introduce difficulties in retaining, hiring and training key personnel, and introduce risks associated with unanticipated problems or legal liabilities, some or all of which could have a negative effect on Central Parking's business and financial results.

     IF THE COMPANY CANNOT RETURN TO ITS HISTORICAL GROWTH RATE, THE MARKET PRICE OF ITS STOCK MAY BE ADVERSELY AFFECTED.
     As Central Parking has expanded its operations, its ability to maintain its historical percentage growth rate has become increasingly difficult. The merger with Allright significantly increased the size of the Company, which is likely to reduce the impact of future acquisitions on the results of operations of Central Parking. Central Parking's growth rate also will be directly affected by the increasingly competitive environment for acquisitions of other operators and Central Parking's ability to obtain suitable financing for acquisitions. In addition, the growth rate has been and is expected to be affected by the results of operations of added parking facilities, which will depend largely upon Central Parking's ability to integrate acquired operations. There can be no assurance that Central Parking's failure to retain locations or to return to its historical percentage growth rate will not negatively affect the market price of its stock.

     IF SIGNIFICANT SHAREHOLDERS OF CENTRAL PARKING SELL A SUBSTANTIAL AMOUNT OF THEIR STOCK AT THE SAME TIME, THESE SALES COULD HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF CENTRAL PARKING COMMON STOCK.
     In February 2001, the Company filed a registration statement on Form S-3 covering 7,381,618 shares of the Company's common stock held by certain shareholders of the Company. These shares were registered pursuant to registration rights previously granted to these shareholders. These shareholders may sell all or a portion of the shares that were registered on any stock exchange, market or trading facility on which the shares are traded, or in private transactions. If each of these shareholders, or other shareholders who own significant blocks of Central Parking common stock, sold a substantial amount of Central Parking common stock, such sales could have a significant negative impact on the stock's market price.

     THE SALE OF A SUBSTANTIAL NUMBER OF SHARES OF CENTRAL PARKING COMMON STOCK BY MONROE CARELL, CHAIRMAN OF CENTRAL PARKING, THE CARELL CHILDREN'S TRUST AND VARIOUS OTHER CARELL FAMILY TRUSTS AND FOUNDATIONS UNDER THE ALLRIGHT REGISTRATION RIGHTS AGREEMENT OR OTHERWISE, COULD NEGATIVELY AFFECT THE MARKET PRICE OF CENTRAL PARKING COMMON STOCK.
     Monroe Carell, Jr., The Carell Children's Trust and various other Carell family trusts and foundations have certain rights to register shares of Central Parking common stock under a registration rights agreement entered into in connection with the Allright merger. The exercise of these rights and the sale of substantial amounts of stock by Monroe Carell or other family members, could be perceived negatively by the securities market. As a result, these sales could adversely affect the market price of Central Parking common stock.

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

     THE COMPANY'S LARGE NUMBER OF LEASED AND OWNED FACILITIES INCREASES THE RISK THAT THE COMPANY MAY NOT BE ABLE TO COVER THE FIXED COSTS OF ITS LEASED AND OWNED FACILITIES.
     The  Company  leased  or  owned  2,169 facilities as of September 30, 2001.
Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments, and in the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, maintenance and operating expenses for both leased and owned facilities are borne by Central Parking and are not passed through to the owner, as is the case with management contracts. Generally, performance of Central Parking's parking facilities depend, in part, on its ability to negotiate favorable contract terms, its ability to control operating expenses, financial conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions and the real estate market generally.

     WE HAVE FOREIGN OPERATIONS THAT MAY BE ADVERSELY AFFECTED BY FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS.
     Central Parking operates in the United Kingdom, Germany, Mexico, the Republic of Ireland, Chile, Poland, Canada, and Spain, and intends to expand its business in these and other international locations. For the year ended September 30, 2001, revenues from foreign operations represented 5.6% of Central Parking's total revenues. The Company's United Kingdom operations accounted for 61.4% of such revenues, excluding earnings from joint ventures. Central Parking receives revenues and incurs expenses in various foreign currencies in connection with its foreign operations and, as a result, Central Parking is subject to currency exchange rate fluctuations. Central Parking intends to continue to invest in foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. Presently, Central
Parking has limited exposure to foreign currency risk and anticipates implementing a hedging program if such risk materially increases.

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

     IN CONNECTION WITH OWNERSHIP OR OPERATION OF PARKING FACILITIES, WE MAY BE POTENTIALLY LIABLE FOR ENVIRONMENTAL PROBLEMS.
     Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that a material environmental claim will not be asserted against Central Parking or against its owned or operated parking facilities. The cost of defending against claims of liability, or of remediating a contaminated property, could have a negative effect on Central Parking's business and financial results.

     IF WE CANNOT MAINTAIN POSITIVE RELATIONSHIPS WITH LABOR UNIONS REPRESENTING OUR EMPLOYEES, A WORK STOPPAGE MAY ADVERSELY AFFECT OUR BUSINESS.
     Approximately 5,500 employees of Central Parking are represented by labor unions. There can be no assurance that Central Parking will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under the labor union contract, which could include a strike or walk-out. In such cases, there are no assurances that Central Parking would be able to staff sufficient employees for its short-term needs. Any such labor strike or the inability of Central Parking to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on Central Parking's business and financial results.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

INTEREST  RATES
     The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of September 30, 2001, the Company had $238.0 million of variable rate debt outstanding under the Credit Facility, priced at LIBOR plus 87.5 basis points. The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company's cash flow exposure to increases in interest rates. As of September 30, 2001, interest rate protection agreements had been purchased to hedge $100 million of the Company's variable rate debt. See Note 9 to the Consolidated Financial Statements for a description of the hedge transactions entered into by the Company. $125.0 million of the Credit Facility is payable in quarterly installments of $12.5 million through March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will attempt to renew the revolving credit facility.

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

FOREIGN  CURRENCY  EXPOSURE
     The Company derived $39.5 million or 5.6% of total revenues from foreign sources in fiscal 2001. Of the $39.5 million, 61.4% was derived from the United Kingdom and 28.5% was derived from Canada. The Company does not employ any foreign currency hedge programs because management does not believe the risk to be material. See Note 18 of the Consolidated Financial Statements.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                           CENTRAL PARKING CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     PAGE
     ----

Independent Auditors' Report                                                  28

Consolidated Balance Sheets as of September 30, 2001 and 2000                 29

Consolidated Statements of Earnings for the Years Ended
     September 30, 2001, 2000 and 1999                                        30

Consolidated Statements of Changes in Shareholders' Equity and
     Comprehensive Income for the Years Ended
     September 30, 2001, 2000 and 1999                                        31

Consolidated Statements of Cash Flows for the Years Ended
     September 30, 2001, 2000 and 1999                                        32

Notes to Consolidated Financial Statements                                    34

                        INDEPENDENT  AUDITORS'  REPORT
                           THE  BOARD  OF  DIRECTORS
              CENTRAL  PARKING  CORPORATION  AND  SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of Central Parking Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement
Schedule II - Valuation and Qualifying Accounts and financial statement Schedule IV - Mortgage Loans on Real Estate as of September 30, 2001 and for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Parking Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG  LLP

Nashville,  Tennessee
November  26,  2001

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Amounts  in  thousands,  except  share  data


                                                                                     SEPTEMBER 30,
                                                                                  2001         2000
                                                                               ---------  -----------
ASSETS
Current assets:
 Cash and cash equivalents                                                     $ 41,849   $   43,214
 Management accounts receivable                                                  32,613       32,052
 Accounts receivable - other                                                     16,149       14,995
 Current portion of notes receivable (including amounts due
   from related parties of $4,304 in 2001 and $763 in 2000)                       6,836        4,090
 Prepaid rent                                                                     5,027        8,307
 Prepaid other expenses                                                           5,460        4,953
 Deferred income taxes                                                              259          612
                                                                               ---------  -----------
   Total current assets                                                         108,193      108,223
Investments, at amortized cost (fair value $6,215 in 2001 and $5,775 in 2000)     6,035        5,778
Notes receivable, less current portion                                           42,931       46,153
Property, equipment, and leasehold improvements, net                            415,405      432,833
Contracts and lease rights, net                                                  88,094       96,607
Goodwill, net                                                                   250,630      264,756
Investment in and advances to partnerships and joint ventures                    30,704       30,306
Other assets                                                                     44,889       37,649
                                                                               ---------  -----------
 Total Assets                                                                  $986,881   $1,022,305
                                                                               =========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and capital lease obligations               $ 53,337   $   55,760
 Accounts payable                                                                78,879       73,461
 Accrued payroll and related costs                                               12,616       14,287
 Accrued expenses                                                                12,381       12,236
 Management accounts payable                                                     20,541       33,452
 Income taxes payable                                                             7,134        8,279
                                                                               ---------  -----------
   Total current liabilities                                                    184,888      197,475
Long-term debt and capital lease obligations, less current portion              223,135      253,535
Deferred rent                                                                    21,228       18,794
Deferred compensation                                                            12,330       11,732
Deferred income taxes                                                            15,757       24,801
Minority interest                                                                31,121       31,108
Other liabilities                                                                 6,976        4,603
                                                                               ---------  -----------
   Total liabilities                                                            495,435      542,048
Company-obligated mandatorily redeemable convertible securities of
 Subsidiary holding solely parent debentures                                    110,000      110,000
Shareholders' equity:
 Common stock, $0.01 par value; 50,000,000 shares authorized,
   35,791,550 and 36,330,275 shares issued and outstanding at
   September 30, 2001and 2000, respectively                                         358          363
 Additional paid-in capital                                                     238,464      248,817
 Accumulated other comprehensive loss, net                                       (1,979)        (144)
 Retained earnings                                                              145,308      121,612
 Shares held in trust                                                              (705)          --
 Deferred compensation on restricted stock                                           --         (391)
                                                                               ---------  -----------
   Total shareholders' equity                                                   381,446      370,257
                                                                               ---------  -----------
 Total Liabilities and Shareholders' Equity                                    $986,881   $1,022,305
                                                                               =========  ===========


See  accompanying  notes  to  consolidated  financial  statements.
------------------------------------------------------------------

                    CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS

Amounts  in  thousands,  except  per  share  data

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                           2001       2000       1999
                                                                        ---------  ---------  ---------
Revenues:
 Parking                                                                $603,416   $628,666   $639,086
 Management contract                                                     101,743    102,263     91,386
                                                                        ---------  ---------  ---------
 Total revenues                                                          705,159    730,929    730,472
Costs and expenses:
 Cost of parking                                                         513,571    528,684    535,168
 Cost of management contracts                                             41,188     36,270     27,740
 General and administrative                                               66,807     71,946     77,312
 Goodwill and noncompete amortization                                     12,041     12,120     11,607
 Merger costs                                                                 --      3,747     40,970
                                                                        ---------  ---------  ---------
 Total costs and expenses                                                633,607    652,767    692,797
Property-related (losses) gains, net                                      (7,255)       935      3,006
                                                                        ---------  ---------  ---------
          Operating earnings                                              64,297     79,097     40,681
Other income (expenses):
 Interest income                                                           5,807      6,904      6,639
 Interest expense                                                        (20,568)   (27,004)   (26,951)
 Dividends on company-obligated mandatorily redeemable
   convertible securities of a subsidiary trust                           (5,886)    (6,012)    (5,926)
 Equity in partnership and joint venture earnings                          5,075     10,260      5,233
                                                                        ---------  ---------  ---------
Earnings before income taxes, minority interest, extraordinary
 item and cumulative effect of accounting change                          48,725     63,245     19,676
Income tax expense (benefit):
 Current                                                                  26,462     25,843     15,423
 Deferred                                                                 (7,350)    (2,566)    (3,043)
                                                                        ---------  ---------  ---------
 Total income taxes                                                       19,112     23,277     12,380
                                                                        ---------  ---------  ---------
Earnings before minority interest, extraordinary item and
  cumulative effect of accounting change                                  29,613     39,968      7,296
Minority interest in earnings of consolidated subsidiaries, net of tax    (3,502)    (3,334)    (2,612)
                                                                        ---------  ---------  ---------
Earnings before extraordinary item and
 cumulative effect of accounting change                                   26,111     36,634      4,684
Extraordinary item, net of tax                                                --       (195)    (1,002)
Cumulative effect of accounting change, net of tax                          (258)        --         --
                                                                        ---------  ---------  ---------
   Net earnings                                                         $ 25,853   $ 36,439   $  3,682
                                                                        =========  =========  =========

Basic earnings per share:
 Earnings before extraordinary item and
   Cumulative effect of accounting change                               $   0.73   $   1.01   $   0.13
 Extraordinary item, net of tax                                         $     --   $  (0.01)  $  (0.03)
 Cumulative effect of accounting change, net of tax                     $  (0.01)  $     --   $     --
                                                                        ---------  ---------  ---------
 Net earnings                                                           $   0.72   $   1.00   $   0.10
                                                                        =========  =========  =========
Diluted earnings per share:
 Earnings before extraordinary item and
   Cumulative effect of accounting change                               $   0.73   $   0.99   $   0.13
 Extraordinary item, net of tax                                         $     --   $     --   $  (0.03)
 Cumulative effect of accounting change, net of tax                     $  (0.01)  $     --   $     --
                                                                        ---------  ---------  ---------
 Net earnings                                                           $   0.72   $   0.99   $   0.10
                                                                        =========  =========  =========


See  accompanying  notes  to  consolidated  financial  statements.
------------------------------------------------------------------

                                      CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                             AND COMPREHENSIVE INCOME

Amounts  in  thousands,  except  per  share  data

                                                                                    ACCUMULATED                  DEFERRED
                                                                      ADDITIONAL    OTHER                        COMPENSATION
                                                NUMBER OF   COMMON    PAID-IN       COMPREHENSIVE    RETAINED    AND SHARES
                                                SHARES      STOCK     CAPITAL       LOSS             EARNINGS    HELD IN TRUST
                                                ----------  --------  ------------  ---------------  ----------  ---------------

Balance at September 30, 1998                      36,522   $   366   $   256,405   $         (150)  $  85,795   $         (502)
                                                ----------  --------  ------------  ---------------  ----------  ---------------
Allright equity adjustment to
  conform fiscal years                                 --        --            --               --         (20)              --
Issuance under restricted stock
  plan and employment agreements                        1        --            74               --          --               --
Issuance under Employee Stock
  Ownership Plan                                       48        --         1,401               --          --               --
Common stock dividends, $0.06 per share                --        --            --               --      (2,093)              --
Exercise of stock options and
  related tax benefits                                183         2         1,973               --          --               --
Amortization of deferred compensation                  --        --            --               --          --               56
Comprehensive income:
  Net earnings                                         --        --            --               --       3,682               --
  Foreign currency translation adjustment              --        --            --              130          --               --

Total comprehensive income
                                                ----------  --------  ------------  ---------------  ----------  ---------------
Balance at September 30, 1999                      36,754   $   368   $   259,853   $          (20)  $  87,364   $         (446)
                                                ----------  --------  ------------  ---------------  ----------  ---------------
Issuance under restricted stock
  plan and employment agreements                        3        --            48               --          --               --
Issuance under Employee Stock
  Ownership Plan                                       72         1         1,231               --          --               --
Common stock dividends, $0.06 per share                --        --            --               --      (2,191)              --
Exercise of stock options and warrants and
  related tax benefits                                352         3         2,299               --          --               --
Amortization of deferred compensation                  --        --            --               --          --               55
Repurchase of common stock                           (851)       (9)      (14,614)              --          --               --
Comprehensive income:
  Net earnings                                         --        --            --               --      36,439               --
  Foreign currency translation adjustment              --        --            --             (124)         --               --

Total comprehensive income
                                                ----------  --------  ------------  ---------------  ----------  ---------------
Balance at September 30, 2000                      36,330   $   363   $   248,817   $         (144)  $ 121,612   $         (391)
                                                ----------  --------  ------------  ---------------  ----------  ---------------
Issuance under restricted stock
  plan and employment agreements                        3        --            48               --          --               --
Issuance under Employee Stock
  Ownership Plan                                       71         1         1,101               --          --               --
Common stock dividends, $0.06 per share                --        --            --               --      (2,157)              --
Exercise of stock options and
  related tax benefits                                 78         1         1,339               --          --               --
Amortization of deferred compensation                  --        --            --               --          --              391
Issuance of stock into Rabbi Trust                     --        --            --               --          --             (705)
Repurchase of common stock                           (690)       (7)      (12,841)              --          --               --
Comprehensive income:
  Net earnings                                         --        --            --               --      25,853               --
  Foreign currency translation adjustment              --        --            --              176          --               --
  Unrealized loss on fair value of derivatives         --        --            --           (2,011)         --               --

Total comprehensive income
                                                ----------  --------  ------------  ---------------  ----------  ---------------
Balance at September 30, 2001                      35,792   $   358   $   238,464   $       (1,979)  $ 145,308   $         (705)
                                                ==========  ========  ============  ===============  ==========  ===============



                                                TOTAL
                                                ---------

Balance at September 30, 1998                   $341,914
                                                ---------
Allright equity adjustment to
  conform fiscal years                               (20)
Issuance under restricted stock
  plan and employment agreements                      74
Issuance under Employee Stock
  Ownership Plan                                   1,401
Common stock dividends, $0.06 per share           (2,093)
Exercise of stock options and
  related tax benefits                             1,975
Amortization of deferred compensation                 56
Comprehensive income:
  Net earnings                                     3,682
  Foreign currency translation adjustment            130
                                                ---------
Total comprehensive income                         3,812
                                                ---------
Balance at September 30, 1999                   $347,119
                                                ---------
Issuance under restricted stock
  plan and employment agreements                      48
Issuance under Employee Stock
  Ownership Plan                                   1,232
Common stock dividends, $0.06 per share           (2,191)
Exercise of stock options and warrants and
  related tax benefits                             2,302
Amortization of deferred compensation                 55
Repurchase of common stock                       (14,623)
Comprehensive income:
  Net earnings                                    36,439
  Foreign currency translation adjustment           (124)
                                                ---------
Total comprehensive income                        36,315
                                                ---------
Balance at September 30, 2000                    370,257
                                                ---------
Issuance under restricted stock
  plan and employment agreements                      48
Issuance under Employee Stock
  Ownership Plan                                   1,102
Common stock dividends, $0.06 per share           (2,157)
Exercise of stock options and
  related tax benefits                             1,340
Amortization of deferred compensation                391
Issuance of stock into Rabbi Trust                  (705)
Repurchase of common stock                       (12,848)
Comprehensive income:
  Net earnings                                    25,853
  Foreign currency translation adjustment            176
  Unrealized loss on fair value of derivatives    (2,011)
                                                ---------
Total comprehensive income                        24,018
                                                ---------
Balance at September 30, 2001                   $381,446
                                                =========



See  accompanying  notes  to  consolidated  financial  statements.
------------------------------------------------------------------

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts  in  thousands


                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                    2001       2000       1999
                                                                                 ---------  ---------  ---------
Cash flows from operating activities:
Net earnings                                                                     $ 25,853   $ 36,439   $  3,682
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
 Depreciation and amortization of property                                         21,706     23,192     22,872
 Amortization of goodwill and non-compete agreements                               12,041     12,120     11,607
 Amortization of contract and lease rights,
   straight-line rent, deferred financing fees and other                           13,219     10,923      8,652
 Equity in partnership and joint venture earnings                                  (5,075)   (10,260)    (5,233)
 Distributions from partnerships and joint ventures                                 3,300     10,039      5,149
 Net (gains) losses on property related activities                                  7,255       (935)    (3,006)
 Deferred income taxes                                                             (7,350)    (2,566)    (3,043)
 Minority interest                                                                  3,502      3,334      2,612
 Charge for Edison minority interest write-up                                          --         --      7,000
Changes in operating assets and liabilities, excluding effects of acquisitions:
 Management accounts receivable                                                      (561)     1,236    (13,441)
 Accounts receivable - other                                                       (1,154)     4,193     (5,432)
 Prepaid rent                                                                       3,280      5,923      1,708
 Prepaid expenses - other                                                            (507)     2,485     (1,673)
 Prepaid and refundable income taxes                                                   --      5,374     (4,108)
 Other assets                                                                     (10,051)     2,728    (10,864)
 Accounts payable, accrued expenses and deferred compensation                      (4,966)    (8,810)     7,653
 Management accounts payable                                                      (12,911)        36      6,805
 Income taxes payable                                                              (1,145)     4,958      3,861
                                                                                 ---------  ---------  ---------
Net cash provided by operating activities                                          46,436    100,409     34,801
                                                                                 ---------  ---------  ---------
Cash flows from investing activities:
Proceeds from disposition of property and equipment                                30,800     28,881     25,252
(Investments in) repayments of notes receivable, net                                  476     10,130    (12,377)
Purchase of property, equipment and leasehold improvements                        (28,639)   (52,242)   (38,000)
Purchase of contract and lease rights                                              (2,583)      (980)   (43,338)
Investments in and advances to partnerships, joint ventures and unconsolidated
 subsidiaries, net of repayments of capital and principal                           1,377     (2,224)      (219)
Purchase of remaining interest in unconsolidated subsidiary                            --         --    (20,789)
Acquisitions of companies, net of cash acquired                                        --       (257)      (785)
Proceeds from maturities and calls of investments                                   1,225        537        712
Purchase of investments                                                            (1,482)      (827)    (1,113)
                                                                                 ---------  ---------  ---------
Net cash provided (used) by investing activities                                    1,174    (16,982)   (90,657)
                                                                                 ---------  ---------  ---------
Cash flows from financing activities:
Dividends paid                                                                     (2,163)    (2,197)    (1,986)
Net borrowings (repayments) under revolving credit agreement                       22,488    (60,914)    98,677
Proceeds from issuance of notes payable, net of issuance costs                         --     13,300    263,615
Payment to minority interest partner                                               (3,489)    (3,338)    (2,103)
Principal repayments on notes payable                                             (55,629)   (28,718)  (302,413)
Repurchase of common stock                                                        (12,848)   (14,623)        --
Proceeds from issuance of common stock and exercise of stock options                2,490      2,732      2,813
                                                                                ---------  ---------  ---------
Net cash (used) provided by financing activities                                  (49,151)   (93,758)    58,603
                                                                                ---------  ---------  ---------
Foreign currency translation                                                          176       (124)       178
                                                                                ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                               (1,365)   (10,455)     2,925
Cash and cash equivalents at beginning of year                                     43,214     53,669     39,495
Cash and cash equivalents derived from Allright merger                                 --         --     11,249
                                                                                ---------  ---------  ---------
Cash and cash equivalents at end of year                                         $ 41,849   $ 43,214   $ 53,669
                                                                                =========  =========  =========

Non-cash transactions:
 Issuance of restricted stock                                                    $     48   $     48   $     74
 Purchase of lease rights and contract rights with notes payable                 $    318   $ 14,250   $     --
 Unrealized loss on fair value of derivatives                                    $  2,011   $     --   $     --

Effects of acquisitions:
 Estimated fair value of assets acquired                                         $     --   $    365   $    285
 Purchase price in excess of the net assets acquired (goodwill)                        --        355        500
 Estimated fair values of liabilities assumed                                          --       (412)        --
                                                                                 ---------  ---------  ---------
 Cash paid                                                                             --        308        785
 Less cash acquired                                                                    --        (51)        --
                                                                                 ---------  ---------  ---------
 Net cash paid for acquisitions                                                  $     --   $    257   $    785
                                                                                 =========  =========  =========


See  accompanying  notes  to  consolidated  financial  statements.
------------------------------------------------------------------

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

(a)  Organization  and  Basis  of  Presentation
     Central Parking Corporation ("CPC") is a United States company chartered in the State of Tennessee. The consolidated financial statements include accounts of Central Parking Corporation and its subsidiaries (the "Company" or "Central Parking") including Central Parking System, Inc. ("CPS") and its wholly-owned U.S. subsidiaries; Kinney System Holdings, Inc. and its wholly-owned subsidiaries ("Kinney"); Central Parking System of the United Kingdom, Ltd. and its wholly-owned subsidiary ("CPS-UK"); Central Parking System Realty, Inc. and its wholly-owned subsidiaries ("Realty"); Allright Holdings, Inc. and its wholly-owned subsidiaries ("Allright"), including Edison Parking Management, L.P. ("Edison"), a 50% owned partnership under Allright control. The results of operations of the remaining 50% of Edison are eliminated as a minority interest. All significant inter-company transactions have been eliminated.

     The Company owns, operates and manages parking facilities and provides parking consulting services throughout the world, but principally in the United States and United Kingdom. The Company manages and operates owned or leased parking facilities, manages and operates parking facilities owned or leased by third parties, and provides financial and other advisory services to clients.

(b)  Revenues
     Parking revenues include the parking revenues from leased and owned locations. Management contract revenues represent revenues (both fixed and performance-based fees) from facilities managed for other parties, and miscellaneous management fees for accounting, insurance and other ancillary services such as consulting and transportation management services. Parking revenues from transient parking are recognized as cash is received. Parking revenues from monthly parkers, fixed fee management contract revenues and miscellaneous management fees are recognized on a monthly basis based on the terms of the underlying contracts. Management contract revenues related to performance-based arrangements are accrued when the performance measures have been met.

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

(d)  Investments
     Investment securities consist of debt obligations of states and political subdivisions and are classified into one of three categories, as follows: (i) held-to-maturity debt securities, (ii) trading securities, and (iii) securities available-for-sale. Classification of a debt security as held-to-maturity is based on the Company's positive intent and ability to hold such security to maturity. At September 30, 2001 and 2000, all of the Company's investment securities were classified as held-to-maturity. Such securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to fair value and the amount of the write-down is reflected in earnings.

(e)  Property,  Equipment,  and  Leasehold  Improvements
     Property, equipment, computer software, computer hardware, and leasehold improvements are recorded at cost. Depreciation is provided principally on a straight-line basis over a period of one to fifteen years for furniture, fixtures, and equipment, over three years for computer software, over five years for computer hardware, and over thirty to forty years for buildings and garages. Leasehold improvements are amortized over the remaining lease term or the estimated useful life of the asset, whichever is shorter. Major additions and improvements to property and equipment are capitalized. Repair and maintenance costs are charged to operating expense as they are incurred.

(f)  Investment  in  and  Advances  to  Partnerships  and  Joint  Ventures
     The Company has a number of joint ventures to operate and develop parking garages through either corporate joint ventures, general partnerships, limited liability companies, or limited partnerships. The financial results of the Company's joint ventures are generally accounted for under the equity method and are included in equity in partnership and joint venture earnings in the accompanying consolidated statements of earnings with the exception of Edison, which is consolidated into the Company's financial statements, with the remaining 50% eliminated through minority interest.

(g)  Investment  in  Edison  Parking  Management,  L.P.
     On June 1, 1997, Allright acquired a 50% controlling interest in Edison. Edison's assets include management contracts contributed by the limited partner, Park Fast Parking Management, L.P. ("Park Fast"), a third party. These management contracts were recorded at their estimated fair market value and are being amortized on a straight-line basis over their estimated lives, which average 12 years.

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

(l)  Property-Related  Gains  (Losses),  Net
     Net property-related gains and losses on the accompanying consolidated statements of earnings include (i) realized gains and losses on the sale of owned parking facilities assets, (ii) impairment of long-lived assets, and (iii) costs incurred to terminate existing parking facility leases prior to their contractual termination date.

(m)  Impairment  of  Long-Lived  Assets
     Long-lived assets, including goodwill and certain identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less the costs to sell.

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

(o)  Pre-opening  Expense
     The direct and incremental costs of hiring and training personnel associated with the opening of new parking facilities and the associated internal development costs are expensed as incurred.

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

(r)  Fair  Value  of  Financial  Instruments
     The Company discloses the fair values of on- and off-balance sheet financial instruments for which it is practicable to estimate the value. Fair value disclosures exclude certain financial instruments such as trade receivables and payables when carrying values approximate the fair value. Fair value disclosures are not required for employee benefit obligations, lease contracts, and all non-financial instruments such as land, buildings and equipment. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of September 30, 2001. Book value approximates fair value for substantially all of the Company's assets, liabilities and off-balance sheet derivatives that fall under the fair value disclosure requirements.

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

(t)  Business  Concentrations
     Approximately 41% of the Company's total revenues for fiscal year 2001 were attributable to parking and management contract operations geographically located in the Northeastern area of the United States. See also Note 18.

As of September 30, 2001, approximately 29% of the Company's employees are subject to various collective bargaining agreements as members of unions.

(u)  Risk  Management
     The Company utilizes a combination of indemnity and self-insurance coverages up to certain maximum losses for liability, health and workers' compensation claims. The accompanying consolidated balance sheets reflect the estimated losses related to such risks. These policies have deductibles of up to $250,000 per occurrence which must be met before the insurance companies are required to reimburse the Company for costs and liabilities related to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels.

(v)  Use  of  Estimates
     Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

(w)  Derivative  financial  instruments
     The Company uses variable-rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes it is prudent to limit the variability of its interest payments.

     To meet this objective, management enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. The purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under the agreements, the Company has the right to receive cash if interest rates increase above a specified level.

     The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

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

     On October 1, 2000, the Company prospectively adopted the provisions of SFAS No. 133 and SFAS No. 138, which resulted in the recording of a net transition loss of $380 thousand, net of related income taxes of $253 thousand, in accumulated other comprehensive loss. Further, the adoption of SFAS No. 133 and SFAS No. 138 resulted in the Company reducing derivative instrument assets by $280 thousand and recording $353 thousand of derivative instrument liabilities.

     At September 30, 2001, the Company's derivative financial instruments consist of three interest rate cap agreements with a combined notional amount of $75 million and two interest rate swaps with a combined notional amount of $38 million that effectively convert an equal portion of its debt from a floating rate to a fixed rate. The derivative financial instruments are reported at their fair values. These instruments comprised derivative instrument assets of $63 thousand and derivative instrument liabilities of $3.0 million, which are included as other assets and other liabilities, respectively, on the face of the balance sheet. During the year ended September 30, 2001, the Company recognized an additional unrealized loss of $1.7 million, net of related income tax benefit of $1.2 million in accumulated other comprehensive loss. Additionally, the Company decreased derivative instruments assets by $267 thousand and increased derivative instrument liabilities by $2.6 million for the year ended September 30, 2001.

(x)  Recent  Accounting  Pronouncements

Revenue  recognition
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The Company adopted SAB 101 during the quarter ended March 31, 2001 as a change in accounting principle retroactive to October 1, 2000. Adoption of SAB 101 required the Company to change the timing of recognition of performance-based revenues on certain management contracts. The cumulative effect of this accounting change was a loss of $429 thousand ($258 thousand, net of tax) as of October 1, 2000. Adoption of SAB 101 resulted in an increase in management contract revenues of $47 thousand for the year ended September 30, 2001

Business  combinations,  goodwill,  intangible  and  long-lived  assets
     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company was required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 142 must be adopted by October 1, 2002, but may be adopted as of October 1, 2001. The Company intends to elect this early adoption. SFAS No. 142 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of September 30, 2001, the Company's unamortized goodwill amounted to $250.6 million and unamortized identifiable intangible assets amounted to $88.1 million, all of which will be subject to the transition provisions of SFAS No.
142. Amortization expense related to goodwill was $11.4 million for each of the years ended September 30, 2001 and 2000. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material effect on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     The Company is required and plans to adopt SFAS No. 144 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.121.

(y)  Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation. Certain reclassifications have been made to Allright's historical financial statements to conform to the Company's presentation.


(2)  BUSINESS  COMBINATIONS

Allright  Merger
     On March 19, 1999, Central Parking completed a merger with Allright, pursuant to which approximately 7.0 million shares of Central Parking common stock and approximately 0.5 million options and warrants to purchase common stock of Central Parking, were exchanged for all of the outstanding shares of common stock and options and warrants to purchase common stock of Allright. The transaction has been accounted for as a pooling-of-interests. Accordingly, Central Parking's consolidated financial statements have been restated to reflect the combined results of operations, financial position and cash flows of Central Parking and Allright as if Allright for all periods presented.

     The Company incurred merger costs of approximately $3.7 million and $41.0 million in fiscal 2000 and 1999, respectively, in connection with the merger with Allright. These costs, which are directly attributable to the merger and incremental to the combining companies, were recognized when incurred and are reflected in the accompanying statement of earnings as merger costs. Included in these costs are approximately $22.0 million for professional fees; comprised of investment banking, legal, accounting, and consulting fees; $12.4 million related to employment agreements and severance contracts; $7.0 million related to the restructuring agreement with the limited partner of Edison (See Note 1(g)); and the balance of $3.3 million in travel, supplies, printing, and other out of pocket costs. In connection with the merger, Allright entered into certain employment and management continuity agreements with certain employees. See Note 14.

Purchase  Acquisitions

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

12  West  48th  Street,  LLC
     On May 28, 1999 the Company purchased the remaining 60% interest in a limited liability company for $20.5 million in cash. The Company previously owned 40% of the partnership. The LLC operates a parking facility in New York City. The previous partner will continue to manage the garage through June 2006.

Arizona  Stadium  Parking  Garage,  LLC
     In October 1999, the Company purchased the remaining 50% interest in Arizona Stadium Parking Garage LLC, a limited liability company that manages the parking activities for the Arizona stadium, for approximately $1.5 million in cash. The Company previously owned 50% of the LLC. In accordance with the partnership agreement, the Company was required to repay the outstanding note payable and incurred approximately $195 thousand of expenses, net of tax, related to early extinguishments of debt. This expense has been accounted for as an extraordinary loss in fiscal 2000.

Black  Angus  Garage
     On March 15, 2000, a LLC of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City for $19.6 million in cash. $13.3 million of the purchase was financed with a five-year note. The remainder was financed from borrowings under the Credit Facility.

Contract  and  Lease  Rights
     The Company entered into an agreement effective June 1, 2000 to acquire certain lease and contract rights for approximately $14.3 million. The transaction was financed by the seller (see Note 9). The lease rights are being amortized over 17 years, the remaining term of the lease, and the contract rights are being amortized over 3.5 years.

Pro forma results for fiscal 2000 and 1999 are not presented as the impact of acquisitions to reported results are not significant.


(3)  NOTES  RECEIVABLE

          In connection with the acquisition of Kinney System Holding Corporation ("Kinney") in February 1998, the Company acquired a note receivable from the City of New York (the "City") related to two parking garages which were built on behalf of the City. The Company also has a long-term management agreement to operate the parking garages. Amounts advanced for the construction of the garages were recorded as a note receivable and are being repaid by the City in monthly installments of $156 thousand including interest at 8.0% through December 2007. In connection with the purchase, the note receivable was recorded at estimated fair value. At September 30, 2001, the book value of the note receivable was $9.6 million.

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

     The remainder of the notes receivable consist of notes ranging from $3 thousand to $3.1 million at the end of fiscal 2001, and notes ranging from $10 thousand to $1.1 million at the end of fiscal 2000. The notes bear interest at rates ranging from 8.0% to 12.0% at the end of fiscal 2001.


(4)  INVESTMENTS

     The amortized cost, gross unrealized gains, gross unrealized losses, and approximate fair values for such securities are presented as follows (in thousands):

                     SEPTEMBER 30,
                     2001     2000
                   -------  -------
Amortized cost     $6,035   $5,778
Unrealized gains      196       96
Unrealized losses     (16)     (99)
                   -------  -------
 Fair value        $6,215   $5,775
                   =======  =======


     The amortized cost and approximate fair value of debt securities at September 30, 2001 by maturity are shown below (in thousands):

                                       AMORTIZED      FAIR
                                         COST        VALUE
                                       ---------   --------
Due in one year or less                $    373    $    380
Due after one year through five years     1,696       1,733
Due after five years through ten years    1,967       2,043
Due after ten years                       1,999       2,059
                                       --------    --------
Total securities                       $  6,035    $  6,215
                                       ========    ========

(5)  PROPERTY,  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

     A summary of property, equipment and leasehold improvements and related accumulated depreciation and amortization is as follows (in thousands):

                                                         SEPTEMBER 30,
                                                        2001      2000
                                                     --------  --------
Leasehold improvements                               $ 43,775  $ 41,328
Buildings and garages                                  72,814    73,296
Operating equipment                                    63,401    59,470
Furniture and fixtures                                  5,250     5,603
Capital leases                                          3,140     4,359
Aircraft                                                4,250     4,250
                                                     --------  --------
                                                      192,630   188,306
Less accumulated depreciation and amortization         66,047    63,817
                                                     --------  --------
                                                      126,583   124,489
Land                                                  288,822   308,344
                                                     --------  --------
Property, equipment and leasehold improvements, net  $415,405  $432,833
                                                     ========  ========


(6)  INTANGIBLE  AND  OTHER  ASSETS

Contract  and  lease  rights  consist  of  (in  thousands):

                                    SEPTEMBER 30,
                                    2001      2000
                                --------  --------
Contract and lease rights       $118,687  $121,047
Less accumulated amortization     30,593    24,440
                                --------  --------
Contract and lease rights, net  $ 88,094  $ 96,607
                                ========  ========


     Goodwill  consists  of  (in  thousands):

                                                      SEPTEMBER 30,
                                                      2001      2000
                                                   --------  --------
Excess of purchase price over net assets acquired  $293,943  $297,252
Less accumulated amortization                        43,313    32,496
                                                   --------  --------
Goodwill, net                                      $250,630  $264,756
                                                   ========  ========


     Amortization of goodwill amounted to $11.4 million, $11.4 million and $11.1 million for the years ended September 30, 2001, 2000 and 1999, respectively.

     Included in other assets are unamortized balances related to non-competition agreements of $0.5 million at September 30, 2001 and $1.3 million at September 30, 2000.


(7)  PROPERTY-RELATED  GAINS  (LOSSES),  NET

     The Company routinely disposes of owned properties due to various factors, including economic considerations, unsolicited offers from third parties and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. Additionally, during the years ended September 30, 2000 and 1999, the Company divested certain owned and leased parking facilities pursuant to a settlement agreement with the Antitrust Division of the United States Department of Justice (the "DOJ") in connection with the merger with Allright.

A summary of property-related gains and losses for the years ended September 30, 2001, 2000 and 1999 is as follows (in thousands):

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                          -------------------------
                                                                           2001      2000      1999
                                                                        --------  --------  --------
Net gains on sale of property                                           $ 8,816   $ 6,129   $ 4,222
Impairment charges for property, equipment  and leasehold improvements   (2,817)     (729)   (1,216)
Impairment charges for goodwill, contract rights and lease rights        (5,517)   (4,080)       --
Lease termination costs                                                  (7,737)     (385)       --
                                                                        --------  --------  --------
Total property related gains (losses), net                              $(7,255)  $   935   $ 3,006
                                                                        ========  ========  ========


     Included in net gains on sale of property for fiscal 2001 is a $250 thousand loss for environmental liability costs related to a property previously owned by the Company. The Company recorded impairment charges of $8.3 million in fiscal 2001, including $5.5 million attributable to properties where the carrying value of goodwill, contract rights and lease rights was no longer supportable by projected future cash flows, and $2.8 million related to equipment and leasehold improvements. Of these impairment charges, $3.4 million related to properties in New York, $2.8 million in San Francisco, $0.7 million in New Jersey and the remaining $1.4 million in various other locations. The Company also incurred $7.7 million of costs to exit unfavorable lease agreements.

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

     In fiscal 1999, the Company recognized an impairment charge of approximately $1.2 million related to a parking facility the Company was in the process of selling. The transaction closed in early fiscal 2000.


(8)  INVESTMENTS  IN  AND  ADVANCES  TO  PARTNERSHIPS  AND  JOINT  VENTURES

     The following tables reflect the financial position and results of operations for the partnerships and joint ventures as of September 30, 2001 and 2000, and for each of the years in the three-year period ended September 30, 2001 (in thousands). Aggregate fair value of investments is not disclosed as quoted market prices are not available.


                                      INVESTMENT            ADVANCES
                                 (ACCUMULATED LOSSES)    TO PARTNERSHIPS
                                  IN PARTNERSHIPS AND      AND JOINT
                                    JOINT VENTURES          VENTURES
                                      2001      2000       2001    2000
                                   --------  --------    ------  ------
Civic Parking, LLC                 $15,194   $14,997     $   --  $   --
Commerce Street Joint Venture       (1,041)     (944)       607     668
Larimer Square Parking Associates      986     1,030      1,576   1,781
Lodo Parking Garage, LLC             1,102     1,164         --      --
CPS Mexico, Inc.                     3,869     2,608      2,701   4,402
Other                                3,610     2,999      2,100   1,601
                                   --------  --------    ------  ------
                                   $23,720   $21,854     $6,984  $8,452
                                   ========  ========    ======  ======

                                  EQUITY IN PARTNERSHIP AND     JOINT VENTURE
                                    JOINT VENTURE EARNINGS          DEBT
                                    2001     2000    1999       2001     2000
                                   ------  -------  ------    -------  -------
Civic Parking, LLC                 $1,893  $ 2,068  $1,844    $57,623  $58,370
Commerce Street Joint Venture         455      658     584      6,440    6,759
Larimer Square Parking Associates     248      239     164      2,648    3,027
12 West 48th Street, LLC               --       --     510         --       --
Lodo Parking Garage, LLC              201      269     203         --       --
CPS Mexico, Inc.                    1,261      991     638         --       --
Capital Commons                       170    5,417     425         --       --
Other                                 847      618     865         --       --
                                   ------  -------  ------    -------  -------
                                   $5,075  $10,260  $5,233    $66,711  $68,156
                                   ======  =======  ======    =======  =======


(a)  Civic  Parking,  LLC
     The  Company  has  a  50%  joint  venture  ownership  in  Civic Parking LLC
("Civic") which owns four parking garages and retail space in St. Louis, Missouri. The Company's results of operations include 50% of the net earnings of Civic for the periods presented.

Unaudited  summary  information  for Civic Parking is as follows (in thousands):

                                          SEPTEMBER 30,
                                         2001       2000
                                     ---------  ---------
Financial position:
  Land, property and equipment, net  $ 86,626   $ 87,709
  Cash                                  1,233      1,132
  Other assets                          1,436        653
  Liabilities                         (58,907)   (59,499)
                                     ---------  ---------
    Net assets                       $ 30,388   $ 29,995
                                     =========  =========


                               YEAR ENDED SEPTEMBER 30,
                                     2001     2000
                                  -------  -------
Results of operations:
  Revenue                         $10,732  $10,889
  Cost of operations                6,947    6,603
                                  -------  -------
  Net earnings                    $ 3,785  $ 4,286
                                  =======  =======

Distributions to Central Parking  $ 1,613  $ 1,900
                                  =======  =======


(b)  Commerce  Street  Joint  Venture
     The Company has a 50% interest in a joint venture that owns a parking complex in Nashville, Tennessee. The complex consists of the original parking garage and retail space (the "Original Facility") and an addition to the parking garage (the "Addition") constructed several years after the completion of the Original Facility.

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

     Also included in investments in and advances to partnerships and joint ventures are the Series B Bonds purchased in April 1994 relating to the Commerce Street Joint Venture in the amounts of $607 thousand and $668 thousand at September 30, 2001 and 2000, respectively. The Bonds require monthly interest and principal payments at the index rate (prime) plus 250 basis points (8.5% at September 30, 2001) through 2009. The minimum interest rate is 7.5% and the maximum interest rate is 12%. The Bonds are secured by a mortgage on the project which is subordinate to the industrial development bonds. The remainder of the Series B Bonds are owned by the other joint venture partner.

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

(e)  Lodo  Parking  Garage,  LLC
     In March 1995, the Company acquired a 50% interest in a joint venture which owns a parking complex in Denver, Colorado. The Company invested $1.4 million in the joint venture and manages the parking facility for the joint venture.

(f)  CPS  Mexico,  Inc.
     The Company holds a 50% interest in a Mexican joint venture which manages and leases various parking structures in Mexico. The Company also has advanced $2.7 million and $4.4 million at September 30, 2001 and 2000, respectively, to the affiliate. These loans bear interest between 10% and 12% and require principal payments over various terms through 2008.

(g)  Capital  Commons
     The Company held a 50% limited partnership interest in this partnership. In fiscal 2000, the Company recorded to equity in partnership and joint venture earnings a $5 million gain due to the sale of a property by Capital Commons. The partnership was terminated subsequent to this transaction. In fiscal 2001, $170 thousand, which was previously escrowed to cover certain legal fees incurred as part of the property sale, was returned to the Company, resulting in the recognition of an additional gain for that amount.


(9)  LONG-TERM  DEBT  AND  CAPITAL  LEASE  OBLIGATIONS

     Long-term debt and capital lease obligations consisted of the following (in thousands):

                                                         SEPTEMBER 30,
                                                        2001       2000
                                                    ---------  ---------
Credit Facility
 Term note payable                                  $125,000   $175,000
 Revolving credit facility                           113,000     90,400
Other notes payable                                   31,109     33,472
Capital lease obligations                              7,363     10,423
                                                    ---------  ---------
 Total                                               276,472    309,295
 Less: current maturities of long-term obligations   (53,337)   (55,760)
                                                    ---------  ---------
Total long-term obligations                         $223,135   $253,535
                                                    =========  =========


     On March 19, 1999, the Company established a new credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $25 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid based margin dependent upon Central Parking achieving certain financial ratios. The amount outstanding under the Company's Credit Facility as of September 30, 2001 was $238.0 million with a weighted average interest rate of 4.1%, including the principal amount of the term loan of $125.0 million which is being repaid in quarterly payments of $12.5 million through March 2004. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The aggregate availability under the Credit Facility was $59.6 million at September 30, 2001, which is net of $27.4 million of stand-by letters of credit.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. On December 28, 1999 the Company entered into an amendment and waiver to the Credit Facility agreement relating to the waiver of non-compliance with certain loan covenants at September 30, 1999. This amendment and waiver contained, among other things, amendment fees of $700 thousand, which are being amortized over the life of the Credit Facility. The grid-based interest rate margin was not affected by the amendment and continues to be based upon the Company achieving certain revised financial ratios. As of September 30, 2001, the Company was in compliance with all covenants or had obtained applicable waivers.

     On February 14, 2000, the Company entered into an amendment and restatement to the Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement required the Company to pay an amendment fee of $681 thousand, which is being amortized over the life of the Credit Facility. Interest rates were not affected by this amendment.

     The Company is required to continue maintaining the aforementioned financial covenants under the Credit Facility as of the end of each fiscal quarter. Due to a decline in revenues resulting primarily from the recession and the September 11 tragedy, the Company may not be in compliance with one or more of these covenants as of the end of the first or second quarters of fiscal 2002. As a result, the Company has begun discussions with its lender group regarding potential amendments to its Credit Facility. These amendments would, among other things, waive or amend the financial covenants and would likely increase the Company's cost of funds under its Credit Facility by approximately 100 to 175 basis points. In addition, the Company is evaluating several financing alternatives, including sale/leaseback opportunities, mortgage financing and repurchase of a portion of its convertible preferred stock.

     The Company is required under the Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce the Company's cash flow exposure to fluctuations in interest rates. On October 27, 1999, the Company entered into a $25 million interest rate swap for a term of four years, cancelable after two years at the option of the counterparty, under which the Company pays to the counterparty a fixed rate of 6.16%, and the counterparty pays to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying nominal value. On March 31, 2000, June 29, 2000, and again on September 29, 2000, the Company entered into $25 million interest rate cap agreements. The rate is 8.0% for the first two cap agreements and 8.5% for the last cap agreement and each has a term consistent with that of the Credit Facility. The Company paid a total of $646 thousand for the three $25 million cap agreements. The cost of the instruments is being amortized over the terms of the agreements.

     On March 15, 2000, a limited liability company ("LLC") of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. The note is collateralized by the parking facility. The $12.7 million principal balance remaining at the end of the five-year loan term will be due in full. To hedge the Company's cash flow exposure to interest rate fluctuations, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% and an effective monthly principal and interest payment of approximately $108 thousand for the five-year period. The Company guaranteed $1 million of the debt, which otherwise would have no recourse except to the LLC. The remainder of the purchase price was financed from borrowings from the Credit Facility.

     On May 12, 2000, the Company entered into an agreement effective June 1, 2000, to acquire certain contract and lease rights for approximately $14.3 million. The transaction was financed by the seller at an interest rate of 7.32% and is backed by a letter of credit in the amount of $15 million. Interest is payable monthly. The seller has the option to call the note after May 1, 2003. If the seller does not exercise such option by November 30, 2003, the Company has the option, from May 1 2004 to November 30, 2004, to repay the outstanding principal balance.

     The Company also has several notes payable outstanding totaling $3.7 million at September 30, 2001. These notes are secured by real estate and equipment and bear interest at rates ranging from 6.5% to 10.0%.

     In October 1996, Allright entered into a credit agreement for the purpose of financing the purchase of Allright Corporation ("CFSB Loan"). Additionally, in October 1996, Allright defeased all of its Industrial Development Revenue Bonds (IRBs) in the amount of $17.9 million and recorded an extraordinary loss of $1.0 million, net of tax. At September 30, 2001, approximately $10.0 million of the IRB's remain outstanding in a trust secured by U.S. Treasury Bills which were used to defease these instruments. The CFSB Loan was repaid upon consummation of the merger of Allright and the Company from proceeds of the Credit Facility. The Company recognized an extraordinary loss of $1.0 million, net of tax in fiscal 1999 in connection with the repayment of such amounts.

Future maturities under long-term debt arrangements are as follows (in thousands):


             YEAR ENDING
            SEPTEMBER 30,
            --------------
2002        $       50,439
2003                64,933
2004               138,510
2005                13,281
2006                   445
Thereafter           1,501
            --------------
            $      269,109
            ==============


     In connection with the Kinney acquisition, the Company assumed an agreement whereby a parking structure and the corresponding land upon which it sits are leased under a long-term arrangement. The parking structure is accounted for as a capital lease, and the underlying land is accounted for as an operating lease. The original agreement called for lease payments over a twenty-year term at a 17.4% interest rate. In connection with purchase accounting, the carrying value of the related obligation was recorded at fair value. The carrying amount of the capital lease obligation at September 30, 2001 was $4.6 million, bearing interest at a rate of 8.0% per annum and requiring monthly payments of approximately $177,000. The operating lease requires a payment of approximately $183,000 per month. The lease agreements run through December 2003.

The future minimum lease payments under all capital lease obligations are as follows (in thousands):


                                                             YEAR ENDING
                                                            SEPTEMBER 30,
                                                           ---------------
2002                                                       $        3,503
2003                                                                2,889
2004                                                                1,143
2005                                                                  403
2006                                                                  258
Thereafter                                                            571
                                                           ---------------
                                                           $        8,767
Less interest portion at rates ranging from 6.2% to 10.0%          (1,404)
Less current portion                                               (2,898)
                                                           ---------------
                                                           $        4,465
                                                           ===============

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

     The following tables set forth the computation of basic and diluted earnings per share:



                                                 YEAR ENDED                   YEAR ENDED
                                            SEPTEMBER 30, 2001            SEPTEMBER 30, 2000
                                          INCOME   COMMON    PER       INCOME   COMMON    PER
                                        AVAILABLE  SHARES   SHARE    AVAILABLE  SHARES   SHARE
                                         ($000'S)  (000'S)  AMOUNT    ($000'S)  (000'S)  AMOUNT
                                        ---------  -------  ------   ---------  -------  ------
Basic earnings per share before
  extraordinary item and cumulative
  effect of accounting change           $ 26,111   35,803   $ 0.73    $ 36,634   36,365  $ 1.01
Effects of dilutive stock and options:
 Stock option plan and warrants              --       104       --         --       186   (0.01)
 Restricted stock plan                       --       108       --         --       184   (0.01)
                                        --------   ------   ------    --------   ------  ------
Diluted earnings per share before
  extraordinary item and cumulative
  effect of accounting change           $ 26,111   36,015   $ 0.73    $ 36,634   36,735  $ 0.99
                                        ========   ======   ======    ========   ======  ======

                                                 YEAR ENDED
                                            SEPTEMBER 30, 1999
                                          INCOME   COMMON    PER
                                        AVAILABLE  SHARES   SHARE
                                         ($000'S)  (000'S)  AMOUNT
                                        ---------  -------  ------
Basic earnings per share before
  extraordinary item and cumulative
  effect of accounting change           $  4,684   36,349   $ 0.13
Effects of dilutive stock and options:
 Stock option plan and warrants              --       466       --
 Restricted stock plan                       --       173       --
                                        --------   ------   ------
Diluted earnings per share before
  extraordinary item and cumulative
  effect of accounting change           $  4,684   36,988   $ 0.13
                                        ========   ======   ======


     Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan and deferred compensation agreement, because under the related agreements the holders of restricted stock will forfeit such shares if certain employment or service requirements are not met. The effect of the conversion of the company-obligated mandatorily redeemable securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities were anti-dilutive for all periods. At September 30, 2001, such securities were convertible into 2,000,000 shares of common stock. Options to acquire 1,847,727, 992,352 and 481,573 shares of common stock were excluded from the 2001, 2000 and 1999 diluted earnings per share calculations because they were antidilutive.

(12)  OPERATING  LEASE  COMMITMENTS

     The Company and its subsidiaries conduct a significant portion of their operations on leased premises under operating leases expiring at various dates through 2101. Lease agreements provide for minimum payments or contingent payments based upon a percentage of revenue or, in some cases, a combination of both types of arrangements. Certain locations additionally require the Company and its subsidiaries to pay real estate taxes and other occupancy expenses.

Future minimum rental commitments under operating leases and subleases are as follows (in thousands):


YEAR ENDING                                  FIXED     SUB-RENTAL     NET
SEPTEMBER 30,                                RENT        INCOME       RENT
----------------------------------------  ----------  -----------  ----------
2002                                      $  212,613  $     4,934  $  207,679
2003                                         170,086        4,269     165,817
2004                                         137,140        3,255     133,885
2005                                         119,070        2,886     116,184
2006                                          96,218        2,507      93,711
Thereafter                                   425,950        6,891     419,059
                                          ----------  -----------  ----------
Total future operating lease commitments  $1,161,077  $    24,742  $1,136,335
                                          ==========  ===========  ==========


Rental expense for all operating leases, along with offsetting rental income from subleases were as follows (in thousands):

                            YEAR ENDED SEPTEMBER 30,
                            ------------------------
                             2001      2000      1999
                         --------  --------  --------
Rentals:
  Minimum                $239,894  $249,859  $256,751
  Contingent               69,276    74,547    74,771
                         --------  --------  --------
Total rent expense        309,170   324,406   331,522
  Less sub-lease income    15,011    13,289    12,648
                         --------  --------  --------
Total rent expense, net  $294,159  $311,117  $318,874
                         ========  ========  ========


(13)  INCOME  TAXES

Income  tax  expense  (benefit)  consists  of  the  following  (in  thousands):

                                                        YEAR ENDED SEPTEMBER 30,
                                                        ------------------------
                                                        2001      2000      1999
                                                     --------  --------  --------
Current:
  Federal                                            $20,827   $23,801   $12,643
  Jobs credit, net of federal tax benefit               (283)     (325)     (325)
                                                     --------  --------  --------
     Net federal current tax expense                  20,544    23,476    12,318
  State                                                4,184       936     1,493
  Non-U.S                                              1,734     1,431     1,612
                                                     --------  --------  --------
                                                      26,462    25,843    15,423
                                                     --------  --------  --------
Deferred:
  Federal                                             (3,871)   (2,409)   (1,929)
  State                                               (3,479)     (157)   (1,114)
                                                     --------  --------  --------
                                                      (7,350)   (2,566)   (3,043)
                                                     --------  --------  --------
Total income tax expense from continuing operations  $19,112   $23,277   $12,380
                                                     ========  ========  ========


Total  income  taxes  are  allocated  as  follows  (in  thousands):

                                                                      YEAR ENDED SEPTEMBER 30,
                                                                      ------------------------
                                                                      2001      2000      1999
                                                                   --------  --------  --------
Income tax expense from continuing operations                      $19,112   $23,277   $12,380
Acquisition related expenses for tax purposes in excess of
  amounts recognized for financial reporting purposes                   --        --      (707)
Shareholders' equity for unrealized loss on fair value of
  Derivatives for financial reporting purposes                      (1,341)       --        --
Shareholders' equity for compensation expense for tax purposes in
  excess of amounts recognized for financial reporting purposes       (230)     (850)     (635)
Extraordinary item                                                      --      (130)     (587)
Cumulative effect of accounting change                                (171)       --        --
                                                                   --------  --------  --------
Total income taxes                                                 $17,370   $22,297   $10,451
                                                                   ========  ========  ========


     Provision has not been made for U.S. or additional foreign taxes on approximately $23.1 million, $19.7 million and $14.8 million at September 30, 2001, 2000 and 1999, respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.

     A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings before income taxes, extraordinary items, and cumulative effect of accounting change is summarized as follows (in thousands):

                                                                            YEAR ENDED SEPTEMBER 30,
                                                                            ------------------------
                                                                    2001              2000              1999
                                                                    -----             -----             ----
U.S. Federal statutory rate on earnings before income taxes, minority interest, extraordinary loss and cumulative
  effect of accounting change                                 $17,054   35.0%  $22,136   35.0%  $ 6,887   35.0%
State and city income taxes, net of federal tax benefit           458    0.9     1,332    2.1       323    1.6
Jobs credits, net of federal tax benefit                         (283)  (0.6)     (325)  (0.5)     (325)  (1.7)
Non-deductible goodwill amortization                            3,507    7.2     3,507    5.5     3,438   17.5
Non-deductible merger costs                                        --     --        88    0.1     3,820   19.4
Reduction of valuation allowance                                   --     --    (1,527)  (2.4)     (359)  (1.8)
Tax effect of minority interest                                (1,226)  (2.5)   (1,167)  (1.8)     (914)  (4.6)
Other                                                            (398)  (0.8)     (767)  (1.2)     (490)  (2.5)
                                                              --------  -----  --------  -----  --------  -----
Income tax expense from continuing operations                 $19,112   39.2%  $23,277   36.8%  $12,380   62.9%
                                                              ========  =====  ========  =====  ========  =====

Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                             SEPTEMBER 30,
                                                                            2001       2000
                                                                        ---------  ---------
Deferred tax assets
  Net operating loss carry forwards                                     $ 20,543   $ 18,637
  Deferred and capitalized expenses                                        8,331      8,061
  Deferred compensation expense                                            5,313      5,278
  Impairment of assets                                                     1,863        327
  Accrued expenses and reserves                                            1,862        596
  Temporary differences related to Edison and its management contracts     5,460      4,760
  Unrecognized loss on fair value of derivative instruments                1,341         --
  Capitalized leases                                                       1,174      1,809
  Deductible goodwill                                                      1,147          7
  Other                                                                    1,172      1,136
                                                                        ---------  ---------
        Total gross deferred tax assets                                   48,206     40,611
                                                                        ---------  ---------
Deferred tax liabilities:
  Property, equipment and leasehold improvements due to differences in
   depreciation and purchase business combinations                       (43,466)   (45,562)
  Deferred tax gain on sales of properties                                (3,943)    (2,908)
  Other                                                                   (1,016)    (1,051)
                                                                        ---------  ---------
        Total gross deferred tax liabilities                             (48,425)   (49,521)
Valuation allowance on net operating loss carry forwards                 (15,279)   (15,279)
                                                                        ---------  ---------
Net deferred tax liabilities                                            $(15,498)  $(24,189)
                                                                        =========  =========


     As of September 30, 2001, the Company has federal net operating loss carry forwards of approximately $41.3 million, state and city net operating loss carry forwards of approximately $95.7 million, and foreign net operating loss carry forwards of approximately $0.4 million which expire between 2002 and 2016. The ability of the Company to fully utilize these net operating losses is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in determining the deferred tax asset valuation allowance shown above. Based on prior taxable income, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance has been provided for net operating loss carry forwards for which recoverability is deemed to be uncertain.


(14)  EMPLOYEE  BENEFIT  PROGRAMS

(a)  Stock  Plans
     In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under this plan, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 3,817,500 common shares have been reserved for issuance under these two plans combined. Options representing 2,118,331 shares are outstanding under the stock option plan at September 30, 2001. Options are granted with an exercise price equal to the fair market value at the date of grant, generally vest over a three- to four-year period and generally expire ten years after the date of grant. At September 30, 2001, 284,590 shares had been issued through the restricted stock plan. Expense related to the vesting of restricted stock is recognized by the Company over the vesting period.

     In August 1995, the Board of Directors and shareholders also approved a stock plan for directors. This plan provides for the grant, upon each director's initial election, of options to purchase 11,250 shares at an exercise price equal to the fair market value at the date of grant to each non-employee director. In addition, each non-employee director who has served for a minimum of six months on the last day of each fiscal year will receive additional options to purchase 5,000 shares on that date. A total of 475,000 shares have been reserved for issuance under the plan. Options to purchase 182,000 shares are outstanding under this plan at September 30, 2001.

     The following table summarizes the transactions pursuant to the Company's stock option plans for the last three fiscal years:

                                    NUMBER     WEIGHTED AVERAGE
                                   OF SHARES    EXERCISE PRICE
                                   ---------  -----------------
Outstanding at September 30, 1998  1,275,044  $           21.81
   Granted                           330,370  $           45.12
   Exercised                         174,836  $           16.84
   Canceled                           73,532  $           37.87
                                   ---------
Outstanding at September 30, 1999  1,357,046  $           27.03
   Granted                           843,708  $           21.26
   Exercised                         248,924  $           12.51
   Canceled                          225,926  $           33.08
                                   ---------
Outstanding at September 30, 2000  1,725,904  $           25.52
   Granted                         1,273,529  $           19.67
   Exercised                          79,897  $           12.00
   Canceled                          619,205  $           30.02
                                   ---------
Outstanding at September 30, 2001  2,300,331  $           21.47
                                   =========


     During the third quarter of fiscal 2001 the Company initiated and completed a stock option buyback and cancellation program. The Company repurchased 244,375 existing options from non-executive employees with exercise prices at or above $29.25 per share. The Company recognized approximately $100 thousand as compensation expense for the year ended September 30, 2001, related to the option repurchases.

     At  September 30, 2001, 2000 and 1999, options to purchase 717,160, 739,499 and 853,601 shares of common stock, respectively, were exercisable at weighted average exercise prices of $23.49, $25.32 and $20.32, respectively.

At September 30, 2001, information for outstanding options and options currently exercisable is as follows:

                                                                   OPTION PRICE RANGE PER SHARE
                                         $     8.00  $12.33-$18.26  $19.40-$27.75  $29.25-$42.81  $44.81-$51.06
                                         ----------  -------------  -------------  -------------  -------------
Options outstanding
     Number of options                       92,375        441,615      1,377,944        279,147        109,250
     Weighted-average exercise price     $     8.00  $       14.64  $       20.38  $       31.14  $       49.61
     Weighted-average contractual lives   4.0 years      8.2 years      8.7 years      7.1 years      7.0 years
Options exercisable
     Number of options                       92,375        159,032        224,297        169,456         72,000
     Weighted-average exercise price     $     8.00  $       13.88  $       21.96  $       32.05  $       49.21


     The Company accounts for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, because such options are fixed awards, no compensation cost has been recognized. If compensation cost for these plans had been determined consistent with SFAS No. 123, "Accounting for Stock-Based-Compensation", the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:


                               YEAR ENDED SEPTEMBER 30,
                                 2001     2000    1999
                              -------  -------  ------
As reported:
 Net earnings (in thousands)  $25,853  $36,439  $3,682
 Basic earnings per share        0.72     1.00    0.10
 Diluted earnings per share      0.72     0.99    0.10

Pro Forma - SFAS 123
 Net earnings (in thousands)  $22,179  $33,800  $1,807
 Basic earnings per share        0.62     0.93    0.05
 Diluted earnings per share      0.62     0.92    0.05


     The estimated weighted average fair value of the options granted were $10.51 for 2001 option grants, $12.03 for 2000 option grants, and $16.02 for 1999 option grants, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of grant, weighted average volatility of 67% for fiscal 2001, 70% for fiscal 2000 and 66% for fiscal 1999, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected life of ten years for all grants.

     The Company also has an Employee Stock Purchase Plan which began on April 1, 1996, under which 450,000 shares of common stock have been reserved for issuance. The plan allows participants to contribute up to 10% of their normal pay (as defined in the Plan) to a custodial account for purchase of the Company's common stock. Participants may enroll or make changes to their enrollment annually, and they may withdraw from the plan at any time by giving the Company written notice. Employees purchase stock annually following the end of the plan year at a price per share equal to the lesser of 85% of the closing market price of the common stock on the first or the last trading day of the plan year. At September 30, 2001, 319,766 shares had been issued under this plan.

(b)  Profit-Sharing  and  401(k)  Plan
     The Company has the Profit-Sharing and 401(k) Savings Plan that allows eligible participants to make pretax contributions, receive Company 401(k) match contributions and participate in Company profit-sharing contributions.
Employees 18 years or older may participate in the Plan after one year of continuous service, if the employee was employed prior to reaching age 65. Participants' contributions, Company 401(k) contributions and earnings thereon immediately vest. Company profit-sharing contributions vest after two years of continuous service at a rate of 20% per year so that participants are fully vested at the end of seven years. Company expense associated with this plan was $2.2 million, $2.5 million, and $2.3 million in years 2001, 2000 and 1999, respectively.

(c)  Incentive  Compensation  Agreements
     The Company has incentive compensation agreements with certain key employees. Participating employees receive an annual bonus based on profitability of the operations and other factors for which they are responsible. Incentive compensation expense is accrued during the year based upon management's estimate of amounts earned under the related agreements. Incentive compensation under all such agreements was approximately $6.5 million, $6.4 million and $5.0 million, in years 2001, 2000 and 1999, respectively.

(d)  Deferred  Compensation  Agreements
     The Company has an employment agreement with its President of International Operations in which the officer is entitled to receive upon retirement 267,750 shares of common stock which were issued in 1995 under the Company's restricted stock plan. The Company recorded $705 thousand of deferred compensation expense in its shareholders' equity in fiscal 1995, which was being amortized ratably over the remaining expected term of the officer's employment. During fiscal 2001 the agreement was amended to allow the officer to receive all of the shares if he were to leave the Company prior to his normal retirement date. Correspondingly, the Company transferred 267,750 shares of restricted common stock into a Rabbi Trust (the "Trust") owned by the Company. The officer has no authority over the administration of the Trust. Transfer of these shares resulted in an increase in liabilities and a decrease in equity of $705 thousand, including recognition of the remaining deferred compensation expense of $335 thousand, which represented the unamortized portion of the deferred compensation at the amendment date.

     The Company has a deferred compensation agreement that entitles the Chairman to receive annual payments of $500 thousand for a period of ten years following his termination, for any reason other than death, in exchange for a covenant not to compete. Thereafter, the officer is entitled to annual payments of $300 thousand until his death and, in the event his wife survives him, she is entitled to annual payments of $300 thousand until her death. The Company recognizes annual compensation expense pursuant to this agreement equivalent to the increase in the actuarially determined future obligation under the
agreement.     Compensation  expense  associated  with  their  agreements  was approximately $591 thousand, $255 thousand and $370 thousand in fiscal years 2001, 2000 and 1999, respectively.

     Agreements with certain former key executives of Allright provide for aggregate annual payments ranging from $20 thousand to $144 thousand per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $9.2 million have been purchased to fund, as necessary, the benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $1.9 million and $1.8 million at September 30, 2001 and September 30, 2000, respectively, and is included in other non-current assets. The plan is a nonqualified plan and is not subject to ERISA funding requirements. Deferred compensation costs for 2001, 2000 and 1999 were $121 thousand, $159 thousand and $557 thousand, respectively. At September 30, 2001, the Company had recorded a liability of $6.2 million for accrued pension costs associated with this plan. The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations was 8%.

(e)  Deferred  Unit  Plan
     On December 19, 1996, the Board of Directors approved the adoption of the Company's Deferred Stock Unit Plan. Under the plan, certain key employees have the opportunity to defer the receipt of certain portions of their cash compensation, instead receiving shares of common stock following certain periods of deferral. The plan is administered by a committee, appointed by the board of directors of the Company consisting of at least two non-employee "outside" directors of the Company. The Company reserved 375,000 shares of common stock for issuance under the 1996 Deferred Stock Unit Plan. Participants may defer up to 50% of their salary. As of September 30, 2001 $1.4 million of compensation has been deferred under this plan.

(f)  Employment  Agreements
     In connection with the Allright merger, Allright and the Company entered into various employment agreements with employees of Allright. These agreements included (a) retention payments to be made at the closing date of the merger if the individuals were still employees at such date, (b) two-year employment agreements, 50% of each employee's benefit thereunder to be paid at the closing date of the merger and the other 50% to be paid two years after such date, assuming the individuals were still employed with the Company, and (c) continuity benefits which were to be paid six months after the closing date of the merger, assuming the individuals were still employed at such date. As of September 30, 2001, payments made under these agreements total $10.3 million. There were no amounts accrued and unpaid related to these agreements at September 30, 2001. Expenses associated with the two-year agreements have been recognized in fiscal 2001, 2000 and 1999 in the amounts of $358 thousand, $612 thousand and $317 thousand, respectively.


(15)  RELATED  PARTIES

     The Company leases two properties from an entity 50% owned by the Company's chairman for $290 thousand per year for a 10-year term and pays percentage rent to the entity. Total rent expense, including percentage rent, was $355 thousand, $434 thousand and $531 thousand in 2001, 2000 and 1999, respectively. The Company will receive 25% of the gain in the event of a sale of these properties during the term of the lease pursuant to the lease agreements. Management believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated persons.

     In connection with the acquisition of Kinney, the Company entered into a consulting agreement with a director of the Company. The Company paid $200 thousand to the director pursuant to this agreement during fiscal 2001. Additionally, the Company has entered into a limited partnership agreement with the same director whereby the director has agreed to seek new business opportunities in the form of leases and management contracts and renewals of existing leases and contracts as requested by the Company. During the fiscal years ended September 30, 2001, 2000 and 1999, the Company recognized expense of $391 thousand, $220 thousand and $418 thousand, respectively, in connection with this agreement.

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

     In connection with the initial formation of Allright and its acquisition of Allright Corporation, Nedinco Delaware Incorporated ("Nedinco") and Hang Lung Development Company Ltd. agreed to indemnify Allright for certain costs and liabilities incurred in connection with or arising out of Allright's Corporation's operations prior to October 31, 1996. A $21.9 million letter of credit supports this indemnification.


(17)  SUPPLEMENTAL  CASH  FLOW  INFORMATION

     Cash payments made for interest and income taxes were as follows (in thousands):

              YEAR ENDED SEPTEMBER 30,
               2001     2000     1999
            -------  -------  -------
Interest    $18,511  $28,635  $32,971
Income tax  $27,207  $15,594  $12,181


(18)  BUSINESS  SEGMENTS

     The Company's business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain and Ireland. The Company also conducts business through joint ventures in Mexico, Germany, Poland and Chile. Revenues attributable to foreign operations were less than 10% of consolidated revenues for each of fiscal years 2001, 2000 and 1999. In 2001, the United Kingdom and Canada account for 61.4% and 28.5% of total foreign revenues, respectively. Therefore, the Company includes all foreign operations in a single reporting segment.

A summary of information about the Company's operations by segment is as follows (in thousands):


                                                        YEAR ENDED SEPTEMBER 30,
                                                      2001        2000        1999
                                                  --------  ----------  ----------
Total revenues:
  Domestic                                        $665,619  $  697,388  $  696,604
  Foreign                                           39,540      33,541      33,868
                                                  --------  ----------  ----------
 Consolidated                                     $705,159  $  730,929  $  730,472
                                                  ========  ==========  ==========
Operating earnings:
  Domestic                                        $ 58,605  $   73,725  $   34,942
  Foreign                                            5,692       5,372       5,739
                                                  --------  ----------  ----------
 Consolidated                                     $ 64,297  $   79,097  $   40,681
                                                  ========  ==========  ==========
Earnings before income taxes, minority interest,
 Extraordinary item and cumulative effect of
 accounting change:
  Domestic                                        $ 41,366  $   57,780  $   13,834
  Foreign                                            7,359       5,465       5,842
                                                  --------  ----------  ----------
 Consolidated                                     $ 48,725  $   63,245  $   19,676
                                                  ========  ==========  ==========
Identifiable assets:
  Domestic                                        $953,645  $  997,523  $1,041,372
  Foreign                                           33,236      24,782      23,205
                                                  --------  ----------  ----------
 Consolidated                                     $986,881  $1,022,305  $1,064,577
                                                  ========  ==========  ==========


     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following is a summary of revenues, costs, and other expenses by segment for the years ended September 30, 2001, 2000 and 1999 (in thousands). During fiscal year 2001, the Company realigned certain locations among segments. All prior years segment data has been reclassified to conform to the new segment alignment.

                                                                      YEAR ENDED SEPTEMBER 30, 2001
                                                                       -----------------------------
                                                      ONE       TWO        THREE     FOUR      FIVE      SIX       INT'L
                                                    --------  ---------  --------  --------  --------  --------  --------
Revenues:
  Parking                                           $58,122   $264,805   $34,373   $75,795   $57,894   $65,908   $33,086
  Management contract                                14,280     26,223    10,166    16,438     7,760    11,269     6,454
                                                    --------  ---------  --------  --------  --------  --------  --------
     Total revenues                                  72,402    291,028    44,539    92,233    65,654    77,177    39,540
Costs and expenses:
  Cost of parking                                    52,725    229,941    31,272    69,415    50,971    59,924    28,717
  Cost of management contracts                        6,625     10,539     4,664     7,010     3,000     4,471       123
  General and administrative                          6,186     23,112     2,843     5,245     5,613     5,562     4,882
  Goodwill and non-compete amortization                 224      8,287       450       878     1,001        12        71
                                                    --------  ---------  --------  --------  --------  --------  --------
     Total costs and expenses                        65,760    271,879    39,229    82,548    60,585    69,669    33,793
Property-related (losses) gains, net                 (2,804)   (10,128)     (114)      404        (4)     (145)      (55)
                                                    --------  ---------  --------  --------  --------  --------  --------
Operating earnings                                    3,838      9,021     5,196    10,089     5,065     7,363     5,692
Other income (expense):
  Interest income                                      (155)   (18,423)     (285)      (55)   (2,256)       46       342
  Interest expense                                      (92)    (1,054)     (130)     (463)     (151)      (30)     (244)
  Dividends - convertible securities                     --         --        --        --        --        --        --
  Equity in partnership and joint venture earnings       --         --        --        --        --        --     1,569
                                                    --------  ---------  --------  --------  --------  --------  --------
Earnings (loss) before income tax, minority
    interest and cumulative effect of
    Accounting change                               $ 3,591   $(10,456)  $ 4,781   $ 9,571   $ 2,658   $ 7,379   $ 7,359
                                                    ========  =========  ========  ========  ========  ========  ========
Income tax expense

Earnings before minority interest and cumulative
    effect of accounting change
Minority interest, net of tax

Earnings before cumulative effect of
    Accounting change
Cumulative effect of accounting
     change, net of tax

Net earnings

Identifiable assets                                 $(4,427)  $ 73,770   $15,470   $19,184   $ 3,610   $19,714   $33,236
                                                    ========  =========  ========  ========  ========  ========  ========

                                                    ALL OTHERS
                                                     AND GEN'L
                                                      CORP          TOTAL
                                                    ------------  ---------
Revenues:
  Parking                                           $    13,433   $603,416
  Management contract                                     9,153    101,743
                                                    ------------  ---------
     Total revenues                                      22,586    705,159
Costs and expenses:
  Cost of parking                                        (9,394)   513,571
  Cost of management contracts                            4,756     41,188
  General and administrative                             13,664     66,807
  Goodwill and non-compete amortization                   1,118     12,041
                                                    ------------  ---------
     Total costs and expenses                            10,144    633,607
Property-related (losses) gains, net                      5,591     (7,255)
                                                    ------------  ---------
Operating earnings                                       18,033     64,297
Other income (expense):
  Interest income                                        26,593      5,807
  Interest expense                                      (18,404)   (20,568)
  Dividends - convertible securities                     (5,886)    (5,886)
  Equity in partnership and joint venture earnings        3,506      5,075
                                                    ------------  ---------
Earnings (loss) before income tax, minority
    interest and cumulative effect of
    Accounting change                               $    23,842     48,725
                                                    ============
Income tax expense                                                  19,112
                                                                  ---------
Earnings before minority interest and cumulative
    effect of accounting change                                     29,613
Minority interest, net of tax                                       (3,502)
                                                                  ---------
Earnings before cumulative effect of
    Accounting change                                               26,111
Cumulative effect of accounting
     change, net of tax                                               (258)
                                                                  ---------
Net earnings                                                      $ 25,853
                                                                  =========
Identifiable assets                                 $   826,324   $986,881
                                                    ============  =========


                                                                      YEAR ENDED SEPTEMBER 30, 2000
                                                                       -----------------------------
                                                      ONE       TWO        THREE     FOUR      FIVE      SIX       INT'L
                                                    --------  ---------  --------  --------  --------  --------  --------
Revenues:
  Parking                                           $63,501   $270,781   $37,807   $ 88,871   $61,483   $65,242   $27,807
  Management contract                                14,366     26,228    10,141     16,285     8,158    12,503     5,734
                                                    --------  ---------  --------  ---------  --------  --------  --------
     Total revenues                                  77,867    297,009    47,948    105,156    69,641    77,745    33,541
Costs and expenses:
  Cost of parking                                    56,207    229,998    35,529     80,714    55,005    57,612    23,660
  Cost of management contracts                        4,667      8,368     4,102      7,325     3,704     4,989        41
  General and administrative                          6,947     20,718     2,781      6,059     4,779     5,627     4,398
  Goodwill and non-compete amortization                 193      8,488       450        884     1,041        12        70
Merger costs                                             --         --        --         --        --     -  --        --
                                                    --------  ---------  --------  ---------  --------  --------  --------
     Total costs and expenses                        68,014    267,572    42,862     94,982    64,529    68,240    28,169
Property-related (losses) gains, net                 (3,843)      (366)     (653)    (1,398)     (214)     (356)       --
                                                    --------  ---------  --------  ---------  --------  --------  --------
Operating earnings                                    6,010     29,071     4,433      8,776     4,898     9,149     5,372
Other income (expense):
  Interest income                                      (152)   (18,407)     (329)       (97)   (2,290)       96       311
  Interest expense                                      (90)    (1,589)     (158)      (335)     (193)       (2)     (361)
  Dividends - convertible securities                     --         --        --         --        --        --        --
  Equity in partnership and joint venture earnings       --         --        --         --        --        --       143
                                                    --------  ---------  --------  ---------  --------  --------  --------
Earnings before income tax, minority
    interest and extraordinary item                 $ 5,768   $  9,075   $ 3,946   $  8,344   $ 2,415   $ 9,243   $ 5,465
                                                    ========  =========  ========  =========  ========  ========  ========
Income tax expense

Earnings before minority interest and
    Extraordinary item
Minority interest, net of tax

Earnings before extraordinary item
Extraordinary item, net of tax

Net earnings

Identifiable assets                                 $ 1,442   $156,327   $25,213   $ 23,436   $ 7,876   $21,018   $24,782
                                                    ========  =========  ========  =========  ========  ========  ========

                                                    ALL OTHERS
                                                     AND GEN'L
                                                      CORP          TOTAL
                                                    ------------  ---------
Revenues:
  Parking                                           $    13,174   $  628,666
  Management contract                                     8,848      102,263
                                                    ------------  -----------
     Total revenues                                      22,022      730,929
Costs and expenses:
  Cost of parking                                       (10,041)     528,684
  Cost of management contracts                            3,074       36,270
  General and administrative                             20,637       71,946
  Goodwill and non-compete amortization                     982       12,120
Merger costs                                              3,747        3,747
                                                    ------------  -----------
     Total costs and expenses                            18,399      652,767
Property-related (losses) gains, net                      7,765          935
                                                    ------------  -----------
Operating earnings                                       11,388       79,097
Other income (expense):
  Interest income                                        27,772        6,904
  Interest expense                                      (24,276)     (27,004)
  Dividends - convertible securities                     (6,012)      (6,012)
  Equity in partnership and joint venture earnings       10,117       10,260
                                                    ------------  -----------
Earnings before income tax, minority
    interest and extraordinary item                 $    18,989       63,245
                                                    ============
Income tax expense                                                    23,277
                                                                  -----------
Earnings before minority interest and
    Extraordinary item                                                39,968
Minority interest, net of tax                                         (3,334)
                                                                  -----------
Earnings before extraordinary item                                    36,634
Extraordinary item, net of tax                                          (195)
                                                                  -----------
Net earnings                                                      $   36,439
                                                                  ===========
Identifiable assets                                 $   762,211   $1,022,305
                                                    ============  ===========


                                                                      YEAR ENDED SEPTEMBER 30, 1999
                                                                       -----------------------------
                                                      ONE       TWO        THREE     FOUR      FIVE      SIX       INT'L
                                                    --------  ---------  --------  --------  --------  --------  --------
Revenues:
  Parking                                           $73,269   $261,412   $43,904   $ 98,344   $59,159   $66,203   $27,471
  Management contract                                11,357     20,591     8,413     14,190     8,077     9,638     6,397
                                                    --------  ---------  --------  ---------  --------  --------  --------
     Total revenues                                  84,626    282,003    52,317    112,534    67,236    75,841    33,868
Costs and expenses:
  Cost of parking                                    64,666    222,074    40,375     84,785    54,590    58,483    24,155
  Cost of management contracts                        2,845      6,023     3,505      5,332     2,856     2,549         3
  General and administrative                          6,317     20,502     2,677      6,911     4,990     4,416     3,957
  Goodwill and non-compete amortization                 169      8,114       450        875       861        12         2
  Merger costs                                           --         --        --         --        --        --        --
                                                    --------  ---------  --------  ---------  --------  --------  --------
     Total costs and expenses                        73,997    256,713    47,007     97,903    63,297    65,460    28,117
Property-related gains (losses), net                     11     (1,254)       36         78        (2)      (41)      (12)
                                                    --------  ---------  --------  ---------  --------  --------  --------
Operating earnings                                   10,640     24,036     5,346     14,709     3,937    10,340     5,739
Other income (expense):
  Interest income                                      (401)   (18,605)     (209)      (134)   (2,334)     (108)      321
  Interest expense                                       49     (1,891)     (130)      (329)     (186)      (43)     (357)
  Dividends - convertible securities                     --         --        --         --        --        --        --
  Equity in partnership and joint venture earnings       --        746        --         --        --        --       139
                                                    --------  ---------  --------  ---------  --------  --------  --------
Earnings (loss) before income tax, minority
    interest and extraordinary item                 $10,288   $  4,286   $ 5,007   $ 14,246   $ 1,417   $10,189   $ 5,842
                                                    ========  =========  ========  =========  ========  ========  ========
Income tax expense

Earnings before minority interest and
   Extraordinary item
Minority interest, net of tax

Earnings before extraordinary item
Extraordinary item, net of tax

Net earnings

Identifiable assets                                 $(1,191)  $163,713   $26,241   $ 23,794   $ 8,809   $19,418   $23,205
                                                    ========  =========  ========  =========  ========  ========  ========


                                                    ALL OTHERS
                                                     AND GEN'L
                                                      CORP          TOTAL
                                                    ------------  ---------
Revenues:
  Parking                                           $     9,324   $  639,086
  Management contract                                    12,723       91,386
                                                    ------------  -----------
     Total revenues                                      22,047      730,472
Costs and expenses:
  Cost of parking                                       (13,960)     535,168
  Cost of management contracts                            4,627       27,740
  General and administrative                             27,542       77,312
  Goodwill and non-compete amortization                   1,124       11,607
  Merger costs                                           40,970       40,970
                                                    ------------  -----------
     Total costs and expenses                            60,303      692,797
Property-related gains (losses), net                      4,190        3,006
                                                    ------------  -----------
Operating earnings                                      (34,066)      40,681
Other income (expense):
  Interest income                                        28,109        6,639
  Interest expense                                      (24,064)     (26,951)
  Dividends - convertible securities                     (5,926)      (5,926)
  Equity in partnership and joint venture earnings        4,348        5,233
                                                    ------------  -----------
Earnings (loss) before income tax, minority
    interest and extraordinary item                 $   (31,599)      19,676
                                                    ============
Income tax expense                                                    12,380
                                                                  -----------
Earnings before minority interest and
   Extraordinary item                                                  7,296
Minority interest, net of tax                                         (2,612)
                                                                  -----------
Earnings before extraordinary item                                     4,684
Extraordinary item, net of tax                                        (1,002)
                                                                  -----------
Net earnings                                                      $    3,682
                                                                  ===========
Identifiable assets                                 $   800,588   $1,064,577
                                                    ============  ===========


Segment One encompasses the western region of the United States, plus Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment  Three  encompasses  the  southeastern  region  of  the  United  States.

Segment Four encompasses the midwestern and southern United States, including Texas, Kentucky, Tennessee and Louisiana.

Segment Five encompasses the mideastern United States, including Washington, D.C., Baltimore, Cleveland and Pittsburgh. It also includes Puerto Rico.

Segment Six encompasses the midwestern region of the United States, as well as western Pennsylvania and New York

International encompasses all Europe and Canada locations (except for Vancouver), as well as Mexico and South America.

All others and general corporate encompasses home office, eliminations, certain owned real estate and certain partnerships.


(19)  SUBSEQUENT  EVENTS

     On October 1, 2001, the Company purchased substantially all of the assets of USA Parking Systems, Inc, for $11.5 million. The purchase included approximately 65 management contracts located primarily in south Florida and Puerto Rico.

     On October 1, 2001, the Company purchased 100% of the common stock of Universal Park Holdings ("Universal") for $470 thousand. Universal manages parking locations in 6 different National Parks in the western United States.

     On October 1, 2001, the Company purchased a 70% interest in Lexis Systems, Inc. ("Lexis") for $350 thousand. Lexis manufactures and sells automated pay stations for parking facilities.

     In November 2001, the Company exercised its rights under a buy-sell provision of the partnership agreement to sell its 50% interest in Civic Parking, LLC. The sale is scheduled to close in January 2002. The Company expects to receive net proceeds of approximately $18 million from this sale and will recognize a related gain of approximately $3 million in fiscal 2002.

     In December 2001, the city of Houston, Texas completed condemnation proceedings on a property owned by the Company. The Company received net proceeds of $11.4 million from this condemnation and will recognize a gain of $4.6 million in the first quarter of fiscal 2002.

     Subsequent to September 30, 2001, the Company sold certain other owned properties with a combined carrying value of $431 thousand. The Company received proceeds of $724 thousand for these sales and will recognize a gain of $293 thousand in the first quarter of fiscal 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2002 Annual Meeting of Shareholders.


ITEM  11.  EXECUTIVE  COMPENSATION

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2002 Annual Meeting of Shareholders.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2002 Annual Meeting of Shareholders.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information concerning this Item is incorporated by reference to the Company's definitive proxy materials for the Company's 2002 Annual Meeting of Shareholders.


PART  IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8, are indexed on page 27.

(b) (3) Exhibits The exhibits are listed in the Index to Exhibits which appears immediately following the signature page.

(c)  Reports  on  Form  8-K

     On October 23, 2001, the Company filed a current report on form 8-K announcing its forecasted operating results for the fourth quarter of fiscal 2001, incorporating the text of a press release dated October 15, 2001.

     On November 27, 2001 the Company filed a current report on form 8-K announcing its results for the quarter and year ended September 30, 2001, incorporating the text of a press release on that date.


                            CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Amounts in thousands                                  Additions
                                                      ---------
                                 Balance at     Charged to   Charged to                 Balance at
                                 Beginning of   Costs and    Other                      End of
Description                      Period         Expenses     Accounts     Deductions    Period
-------------------------------  -------------  -----------  -----------  ------------  -----------
Allowance for Doubtful Accounts
  Year ended September 30, 1999  $         111  $        --  $        --  $       111   $        --
  Year ended September 31, 2000             --          300           --           --           300
  Year ended September 31, 2001            300          400           --          226           474

Deferred Tax Valuation Account
  Year ended September 30, 1999  $      17,363  $     1,220           --  $    (1,219)  $    17,364
  Year ended September 31, 2000         17,364           --           --       (2,085)       15,279
  Year ended September 31, 2001         15,279           --           --           --        15,279






                                         CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                                         SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE


                                                                                                        Principal Amount
                                          Final     Periodic                  Face         Carrying     of Loans Subject
                    Interest              Maturity  Payment            Prior  Amount of    Amount of    to Delinquent
Description         Rate                  Date      Terms              Liens  Mortgage     Mortgage     Principal or Interest
------------------  --------------------  --------  -----------------  -----  -----------  -----------  ---------------------
Mortgage note       1-month LIBOR +       3/15/05  $108,250/month      None   $13,300,000  $13,145,794     None
secured by parking  1.625% with swap               (including swap)
garages             to convert to fixed             with balance of
                    rate at 8/91%                   $  12,691,671 due
                                                    at maturity


SEE  ACCOMPANYING  INDEPENDENT  AUDITOR'S  REPORT.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CENTRAL  PARKING  CORPORATION

Date  December  21,  2001     By:  /s/Hiram  A.  Cox
                                   -----------------
                                   Hiram A. Cox
                                   Senior Vice President
                                    and  Chief  Financial  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE     TITLE
---------     -----

/s/Monroe  J.  Carell,  Jr.          Chairman and Director
------------------------------
   Monroe  J.  Carell,  Jr.

/s/William  J.  Vareschi,  Jr.       Vice Chairman, Chief Executive Officer
------------------------------          and Director
   William  J.  Vareschi,  Jr.

/s/James  H.  Bond                   President  of  International  Operations
------------------------------          and Director
   James  H.  Bond

/s/Hiram  A.  Cox                    Senior  Vice  President  and
------------------------------          Chief  Financial  Officer
   Hiram  A.  Cox                      (Principal  Accounting Officer)

/s/William  S.  Benjamin             Director
------------------------------
   William  S.  Benjamin

/s/Cecil  Conlee                     Director
------------------------------
   Cecil  Conlee

/s/Lewis  Katz                       Director
------------------------------
   Lewis  Katz

/s/Edward  G.  Nelson                Director
------------------------------
   Edward  G.  Nelson

s/William  C.  O'Neil,  Jr.          Director
------------------------------
  William  C.  O'Neil,  Jr.

/s/Richard  H.  Sinkfield            Director
-------------------------
   Richard  H.  Sinkfield

/s/Julia  Carell  Stadler            Director
-------------------------
   Julia  Carell  Stadler

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


     (b) Amendment to the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel increasing the number of shares licensed for issuance under the plan to 3,817,500 (incorporated by reference to Exhibit 10.1 (b) of the Company's Annual Report on Form 10-K for the year ended September 30,
     2000).


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

     (f) Form of Employment Agreements with Executive Officers (filed herewith).

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

     (l) Second modification of Performance Unit Agreement of James H. Bond (incorporated by reference to Exhibit 10.1 (k) to the Company's Report on Form 10-Q for the period ended March 31, 2001).

     (m) Hiram A. Cox Employment Agreement dated as of June 4, 2001 (filed herewith).

     (n)  Deferred  Stock  Unit  Plan  (filed  herewith).

     (o) William J. Vareschi Employment Agreement dated as of February 28, 2001 (incorporated by reference to Exhibit 10.1 (o) to the company's Report on Form 10-Q for the period ended June 30, 2001).

     (p) James H. Bond Employment Agreement dated as of May 31, 2001 (incorporated by reference to Exhibit 10.1 (p) to the company's Report on Form 10-Q for the period ended June 30, 2001).

     (q) Emanuel J. Eads Employment Agreement dated as of October 1, 2000 (incorporated by reference to Exhibit 10.1 (q) to the company's Report on Form 10-Q for the period ended June 30, 2001).

     (r) Gregory A. Susick Employment Agreement dated as of October 1, 2000 (incorporated by reference to Exhibit 10.1 (r) to the company's Report on Form 10-Q for the period ended June 30, 2001).

     (s) Jeff L. Wolfe Employment Agreement dated as of October 1, 2000 (incorporated by reference to Exhibit 10.1 (s) to the company's Report on Form 10-Q for the period ended June 30, 2001).

10.2 (a) 1995 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-95640 on Form S-1.)

     (b) Amendment to the 1995 Nonqualified Stock Option Plan for Directors increasing the number of shares reserved for issuance under the plan to 475,000 (filed herewith).

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

10.6 Form  of  Management  Contract  (filed  herewith).

10.7 Form  of  Lease  (filed  herewith).

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

10.14 Amended and Restated Credit Agreement dated as of February 14, 2000, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates. (Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 2000.)

10.15 Amended and Restated Credit Agreement dated as of June 16, 2000, by and among various banks, with Bank of America, N.A. as Agent and Central Parking Corporation and certain affiliates (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-K for the period ended September 30, 2000).

10.16 Letter Amendment to the Amended and Restated Credit Agreement dated as of August 13, 2001, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates (filed herewith).

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

21   Subsidiaries  of  the  Registrant  (filed  herewith).

23   Consent  of  KPMG  LLP  (filed  herewith).

EXHIBIT 10.1 (F)
                               EMPLOYMENT CONTRACT


THIS AGREEMENT made and entered into effective this 1st day of ________, 200_, by and between CENTRAL PARKING SYSTEM, INC., a Tennessee corporation with its principal place of business in Nashville, Tennessee ("EMPLOYER"), and _______________ . ("EXECUTIVE").

     W  I  T  N  E  S  S  E  T  H:

WHEREAS, EMPLOYER desires to induce EXECUTIVE to serve or continue to serve as an executive officer of EMPLOYER;

WHEREAS, EXECUTIVE has access to trade secrets and confidential information of EMPLOYER including, but not limited to, the terms of, and the parties to, EMPLOYER's leases, management contracts and other contracts pursuant to which EMPLOYER operates its business, and EXECUTIVE has the ability to influence the goodwill of EMPLOYER with such parties;

WHEREAS, in consideration of EXECUTIVE's increased compensation and promotion to the position of Senior Vice President, his continued employment at will upon the terms and conditions hereinafter set forth, and the payment of the amounts hereinafter set forth, including but not limited to, the Termination Amount (as hereinafter defined), EXECUTIVE has agreed to be bound by such terms and conditions, including but not limited to, the restrictive covenants set forth hereinafter;

NOW, THEREFORE, in consideration of the mutual covenants contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, EMPLOYER and EXECUTIVE agree as follows:

(1) TITLE. Subject to the terms and conditions of this Agreement, EMPLOYER does hereby employ EXECUTIVE during the Term (as defined below) as Senior Vice President.

(2) DUTIES. EXECUTIVE agrees to serve in such capacity, and to perform all the duties required thereof. EXECUTIVE'S duties and powers in that capacity will be determined by EMPLOYER, and are expected to include, but not be limited to, managing EMPLOYER's operations in certain geographical areas and managing certain administrative functions as may be determined from time to time by EMPLOYER.

(3) COMPENSATION. During the Term, EMPLOYER agrees to pay EXECUTIVE for said services a base salary ("Base Salary") of $__________ gross per year. Base Salary shall be payable in accordance with the ordinary payroll practices of EMPLOYER but no less frequently than biweekly. Any increase in Base Salary shall be in the discretion of EMPLOYER and, as so increased, shall constitute "Base Salary" hereunder. During the Term, in addition to his Base Salary, EXECUTIVE shall, with respect to each fiscal year beginning on or about October 1, be eligible to receive an annual bonus (the "Bonus") based upon the achievement of objectives determined by the Company and in accordance with the Company's bonus program as may be in effect from time-to-time. For the fiscal year beginning on October 1, 2001, EXECUTIVE's target Bonus shall be $___________. EXECUTIVE may elect to draw, in advance, up to fifty percent (50%) of the Bonus through the course of EMPLOYER'S fiscal year. Should such advance exceed the amount actually due EXECUTIVE based on the computation of EXECUTIVE'S Bonus, EXECUTIVE agrees to repay the borrowed amount upon notification by EMPLOYER.

     It is EMPLOYER'S policy that bonuses will not be earned by two people during a job change transition period. Therefore, in reference to EXECUTIVE'S position, if the outgoing manager is to continue working for EMPLOYER in a similar position or is promoted, then the outgoing manager will continue to earn toward a bonus until leaving the current position, and the incoming manager will not begin to earn toward a bonus until the day after the outgoing manager's last day in the position. If the outgoing manager resigns, retires, or is removed from the position, then the incoming manager will begin to earn toward the bonus from the time he or she commences work and the outgoing person will not have earned any bonus attributable to the period in which he has not worked in the position.

(4) ADDITIONAL COMPENSATION AND BENEFITS. During the Term, EXECUTIVE shall be eligible to participate in any additional compensation and benefits plans or programs maintained by EMPLOYER from time to time in which other senior executives of EMPLOYER participate on terms comparable to those applicable to such other senior executives generally (commensurate with EXECUTIVE's position with EMPLOYER).

(5) STOCK OPTIONS. During the Term, EXECUTIVE shall be eligible to receive stock options under EMPLOYER'S 1995 Incentive and Nonqualified Stock Option Plan for Key Employees or substitute plan (the "Plan") in amounts and on terms commensurate with EXECUTIVE'S performance and position with EMPLOYER. In accordance with the Plan, such stock options shall have a term of ten (10) years and shall vest as determined by the Board of Directors at the date of grant; provided, however, that in the event of EXECUTIVE'S termination without Cause or for Good Reason (as such terms are defined below), all unvested options held by EXECUTIVE on the termination date shall continue to vest during the one-year period following termination in accordance with the vesting schedule for such options and EXECUTIVE shall have the right to exercise any vested options during such one-year period.

(6) TERM. This Agreement shall continue through September 30, 200_; provided, however, that the Term shall be automatically renewed for a one-year period on October 1, 200_, and on each anniversary thereof and, as so renewed, shall constitute the "Term" hereunder, unless EMPLOYER has notified EXECUTIVE in writing prior to the thirty-day period ending on the expiration of the then Term that such Term shall not be so renewed and that EXECUTIVE's employment shall be terminated. Notwithstanding the foregoing, this Agreement may be terminated at any time by either EMPLOYER or EXECUTIVE upon thirty days' prior written notice (except that such notice is not required in the event EXECUTIVE's employment is terminated for Cause (as defined below)); provided, however, EMPLOYER retains in its sole discretion the option to substitute for the thirty
(30) days' written notice of termination an amount of pay, with normal withholdings, as pay in lieu of notice. Notwithstanding any of the foregoing, Sections 9, 10, 11, 12, 13 and 14 shall survive the termination of this Agreement.

(7) EXTENT OF SERVICES. EXECUTIVE shall devote his entire attention and energy to the business and affairs of EMPLOYER and shall not be engaged in any other business activity, whether or not such business activity is pursued for gain, profit or other pecuniary advantage, unless EMPLOYER consents to EXECUTIVE's involvement in such business activity in writing. This restriction shall not be construed as preventing EXECUTIVE from investing his assets in a form or manner that will not require EXECUTIVE's services in the operation of any of the companies in which such investments are made.

(8)     TERMINATION  OF  EMPLOYMENT.

8.1     Termination  without  Cause;  Resignation  for Good Reason.  (a)  In the
        ----------------------------------------------------------
event that EXECUTIVE's employment is terminated (i) by EMPLOYER other than for Cause (as defined below), including without limitation a termination of this Agreement pursuant to a notice by EMPLOYER that the then Term will not be renewed, and other than as a result of EXECUTIVE's death or Permanent Disability (as defined below), or (ii) by EXECUTIVE for Good Reason (as defined below), EXECUTIVE shall receive the following amounts:

          (i) a cash lump sum payment in respect of EXECUTIVE's Base Salary earned but not yet paid (the "Compensation Payment"), in each case through the effective date of such termination;

          (ii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs;

          (iii) an amount (the "Termination Amount") equal to one hundred and twenty-five percent (125%) of EXECUTIVE's Base Salary; and

          (iv) the Bonus calculated in accordance with the EMPLOYER'S bonus program for the fiscal year in which his termination of employment occurs, prorated by a fraction, the numerator of which is the number of days from the beginning of the then current fiscal year through and including the date of his termination and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement.

          (b) The Compensation Payment shall be paid by EMPLOYER to EXECUTIVE within thirty (30) days after the termination of EXECUTIVE's employment by check payable to the order of EXECUTIVE or by wire transfer to an account specified by EXECUTIVE. The Termination Amount shall be payable in equal installments during the one-year period following termination of employment in accordance with the ordinary payroll practices of EMPLOYER, but no less frequently than bi-weekly. The Bonus shall be paid following the end of the fiscal year in which EXECUTIVE's employment terminated in accordance with EMPLOYER's ordinary practices, but in no event later than December 15 of such year. Notwithstanding anything else herein to the contrary, EXECUTIVE shall not be entitled to receive the Termination Amount in the event he violates any of the covenants set forth in Sections 9 or 10 of this Agreement.

          (c) For purposes of this Agreement, "Good Reason" shall mean a reduction by EMPLOYER in excess of fifteen (15%) in the amount of EXECUTIVE's Base Salary or Bonus Potential (as defined below) unless the reduction in the amount of Bonus Potential is part of a program in which the Bonus Potential of at least ninety percent (90%) of the senior executives of EMPLOYER is reduced. Bonus Potential means the amount of Bonus EXECUTIVE would earn if he meets the budget objectives or other objectives as may be set forth in the bonus plan as amended from time-to-time. It is understood that the actual amount of Bonus earned by EXECUTIVE can vary from year to year depending upon performance and such variance, regardless of amount, shall not constitute "Good Reason." It is further understood that the amount of EXECUTIVE's Bonus Potential may be reduced for factors such as the closure or loss of cities or locations, sale of cities or properties, or as a result of economic conditions and that any such reduction, regardless of amount, shall not constitute "Good Reason."

     8.2     Permanent Disability.  In the event that EXECUTIVE becomes disabled
             --------------------
during the Term to an extent which entitles him to benefits under EMPLOYER's long-term disability benefit plan applicable to senior executive officers generally as in effect on the date hereof ("Permanent Disability"), Executive's employment shall terminate automatically, and EXECUTIVE shall receive or commence receiving, as soon as practicable:

          (i) amounts payable pursuant to the terms of a long-term disability insurance policy or similar arrangement which EMPLOYER maintains during the Term;

               (ii)     the  Compensation  Payment;

          (iii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs; and

          (iv) the Bonus calculated in accordance with the EMPLOYER's bonus program for the fiscal year in which his termination occurs prorated by a fraction, the numerator of which is the number of days from the beginning of the then current fiscal year through and including the date of his termination and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement.
 .

     8.3     Death.  In  the  event  of  EXECUTIVE's  death  during  the  Term,
             -----
EXECUTIVE's employment shall terminate automatically, and EXECUTIVE's estate or designated beneficiaries shall receive or commence receiving, as soon as practicable:

          (i) any death benefits provided under the employee benefit plans, programs and practices referred to in Section 4 hereof, in accordance with their terms;

          (ii)     the  Compensation  Payment;

          (iii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which EXECUTIVE's estate or designated beneficiaries are entitled pursuant to the terms of such plans or programs; and

          (iv) the Bonus calculated in accordance with the EMPLOYER's bonus program for the fiscal year in which his death occurs, prorated by a fraction, the numerator of which is the number of days from the beginning of the then current fiscal year through and including the date of his death and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement.

     8.4     Resignation  Without  Good  Reason.  In  the event that EXECUTIVE's
             ----------------------------------
employment is terminated by EXECUTIVE other than for Good Reason and other than as a result of EXECUTIVE's death or Permanent Disability, EXECUTIVE shall receive the following amounts:

(i)     the  Compensation  Payment;

(ii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs; and

(iii) the Bonus calculated in accordance with EMPLOYER's bonus program for the fiscal year in which his termination of employment occurs, prorated by a fraction, the numerator of which is the number of days from the beginning of the then current fiscal year through and including the date of his termination and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement.

     8.5     Termination  for Cause.  EMPLOYER shall have the right to terminate
             -----------------------
the employment of EXECUTIVE for Cause. In the event that EXECUTIVE's employment is terminated by EMPLOYER for Cause, EXECUTIVE shall only be entitled to receive the following amounts and shall not be entitled to the payment of any other compensation otherwise included under this Agreement:

               (i)     the  Compensation  Payment;  and

          (ii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs.

After the termination of EXECUTIVE's employment under this Section 8.5, the obligations of EMPLOYER under this Agreement to make any further payments or provide any benefits specified herein to EXECUTIVE shall thereupon cease and terminate.

     For purposes of this Agreement, "Cause" shall be defined as (i) the commission by EXECUTIVE of an act involving theft, embezzlement, fraud or intentional mishandling of EMPLOYER funds; (ii) conviction of a criminal offense which adversely affects EXECUTIVE's job-related responsibilities; (iii) a violation by EXECUTIVE of the covenants set forth in Sections 9 or 10 of this Agreement; or (iv) EXECUTIVE's deliberate and intentional continuing refusal to substantially perform his duties and obligations, which continues beyond ten days after a written demand for substantial performance is delivered to EXECUTIVE by EMPLOYER.


(9)     RESTRICTIVE  COVENANTS.

     9.1.     Covenant Not-to-Compete.     During the term of this Agreement and
              ------------------------
for a period of one (1) year after termination of employment (or one (1) year after EMPLOYER is granted injunctive relief to enforce the provisions of this Section, whichever is later), EXECUTIVE shall not, directly or indirectly, either as an individual for his own account or as a consultant, partner, joint venturer, employee, agent, officer, director or shareholder, engage in the same or similar business of EMPLOYER or any of its parents, subsidiaries, partnerships, joint ventures, affiliates or related companies (collectively referred to hereinafter as "Affiliated Entities") within fifty (50) miles of the perimeter of any county or any independent city in which he is rendering or has rendered services to or for EMPLOYER during the one-year period prior to termination of his employment.

     9.2     Non-solicitation  and  Other Covenants.     During the term of this
             ---------------------------------------
Agreement and for a period of two (2) years after termination of employment (or two (2) years after EMPLOYER is granted injunctive relief to enforce the provisions of this Section, whichever is later), EXECUTIVE shall not, directly or indirectly, either as an individual for his own account or as a consultant, partner, joint venturer, employee, agent, officer, director or shareholder:

          (i) solicit or attempt to solicit any clients, customers or landlords of EMPLOYER or any of its Affiliated Entities existing on the date of EXECUTIVE's termination with the intent or purpose to perform services for such clients, customers or landlords which are the same or similar to those provided by EMPLOYER or any of its Affiliated Entities, or encourage or attempt to encourage any such clients, customers or landlords to not continue or otherwise modify adversely its business relationship with EMPLOYER or its Affiliated Entities;

               (ii) enter into any lease, sublease, license agreement, services agreement, option agreement, management or operating agreement relating to, or otherwise acquire any rights with respect to, any of the parking facilities managed or operated by EMPLOYER or any of its Affiliated Entities on the date of EXECUTIVE's termination; or

          (iii) engage, hire, solicit or attempt to solicit for the purpose of hiring or engaging, as an employee, agent, consultant, independent contractor, or in any other capacity, any of EMPLOYER's or its Affiliated Entities' employees or consultants.

EXECUTIVE acknowledges and agrees that the provisions of Sections 9 and 10 of this Agreement are intended to protect EMPLOYER's interest in certain confidential information and established landlord, client and other contractual relationships and goodwill and that such provisions are reasonable and valid in geographical and temporal scope and in all other respects.

(10) CONFIDENTIAL INFORMATION. EXECUTIVE acknowledges and agrees that all information of a technical or business nature, such as know-how, trade secrets, business plans, data processes, techniques, financial information, information regarding clients, customers, landlords, suppliers, consultants, joint venture partners and employees, contracts, leases, inventions, sales and marketing concepts, discoveries, formulae, patterns, and devices (collectively, the "Confidential Information'') acquired by EXECUTIVE in the course of his employment under this Agreement is valuable proprietary information of EMPLOYER. EXECUTIVE agrees that such Confidential Information, whether in written, verbal or model form, shall not be disclosed to anyone outside the employment of EMPLOYER without EMPLOYER's written consent unless the Confidential Information has been made generally available to the public through no fault of the EXECUTIVE.

(11) RETURN OF COMPANY PROPERTY. Upon termination of EXECUTIVE's employment with or without Cause, EXECUTIVE shall immediately return and deliver to EMPLOYER and shall not retain any originals or copies of any books, papers, price lists, customer contracts, bids, customer lists, files, notebooks, computer files, computer hardware or software, or any other documents or computer records which are company property, which contains Confidential Information, or which otherwise relate to EXECUTIVE's performance of duties under this Agreement. EXECUTIVE further acknowledges and agrees that all such documents and computer records are EMPLOYER's sole and exclusive property.

(12) NOTICE. All notices, demands and communications required, desired or permitted to be given hereunder shall be in writing and shall be deemed to have been duly given on the date received, if delivered personally, or on the third day after mailing, if sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the parties at the addresses set forth below or to such other person at such location as either party hereto may subsequently designate in a similar manner:

          EMPLOYER:                         EXECUTIVE:
          Central  Parking  System,  Inc.
          2401  21st  Avenue  South,  Suite  200
     Nashville,  Tennessee  37212
     Attn:  Monroe  J.  Carell,  Jr.

(13) CONSTRUCTION OF AGREEMENT. This Agreement shall be interpreted, construed and governed by and under the laws of the State of Tennessee without reference to the choice of law doctrine of such state, and EXECUTIVE unconditionally submits to the jurisdiction of the courts located in the State of Tennessee in all matters relating to or arising from this Agreement, except to the extent that an issue is subject to the arbitration clause set out herein.

a. If any provision or clause of this Agreement or the application thereof to either party is held to be invalid by a court of competent jurisdiction, then such provision shall be severed herefrom, and such invalidity shall not affect any other provision of this Agreement, the balance of which shall remain and have its intended full force and effect.

b. In the event that the provisions of Sections 9 or 10 of this Agreement shall ever be deemed to exceed the time or geographical limits permitted by applicable law, then such provisions shall be reformed to the maximum time and geographical limits permitted by applicable law.

c. References herein to "Sections" or "Subsections" mean the various Sections and subsections of this Agreement. The headings and titles of the Sections of this Agreement are not a part of this Agreement, but are for convenience only and are not intended to define, limit or construe the contents of the various Sections. The term "including" means including, without limitation, unless the context clearly indicates otherwise.

d. If EXECUTIVE defaults in the performance of the covenants, agreements, or other obligations described in Sections 9 or 10 of this Agreement, then in addition to any and all other rights or remedies which EMPLOYER may have against the EXECUTIVE, (i) EXECUTIVE will be liable to and will pay to EMPLOYER a sum equal to EMPLOYER's court costs and the reasonable fees of its attorneys and their support staff incurred in enforcing the covenants, agreements and other obligations set out in Sections 9 or 10 of this Agreement; and (ii) EMPLOYER shall be entitled to discontinue the payment of the Termination Amount and to institute an action to recover any portion of the Termination Amount already paid under this Agreement.

e. EXECUTIVE acknowledges and agrees that it is impossible to measure completely in money the damages which will accrue to EMPLOYER if EXECUTIVE shall breach or be in default of the provisions set forth in Sections 9 or 10 of this Agreement. Accordingly, if any action or proceeding is instituted by or on behalf of EMPLOYER to enforce any provisions in Sections 9 or 10 of this Agreement, EXECUTIVE hereby waives any claim or defense thereto that EMPLOYER has an adequate remedy at law or that EMPLOYER has not been, or is not being, irreparably injured thereby. The rights and remedies of EMPLOYER pursuant to this Section are cumulative, in addition to, and shall not be deemed to exclude any other right or remedy which EMPLOYER may have pursuant to this Agreement or otherwise, at law or in equity, including, without limitation, the rights and remedies available to EMPLOYER under Tennessee statutory or common law.

(14) ARBITRATION. EXECUTIVE and EMPLOYER knowingly and voluntarily agree to submit to binding arbitration any claims, disputes, or controversies arising out of or relating to this employment relationship or this Agreement, or alleged breach thereof, including any present or future claim of employment discrimination by EXECUTIVE under either federal or state law. Although workers' compensation issues are not within the scope of this provision, workers' compensation retaliation claims are intended to be arbitrable. Arbitration shall serve as the exclusive forum for claims described above, with the exception that EMPLOYER need not submit issues relating to a breach or threatened breach of Sections 9 or 10 to arbitration.

Any arbitration under this Section must be instituted within the applicable statute of limitations governing the dispute under state or federal law. The laws of the State of Tennessee shall govern all issues relating to such arbitration, including but not limited to, the applicability and enforceability of this arbitration provision, without reference to the choice of law doctrine of such state. Such arbitration shall be conducted in Nashville, Tennessee (or such other location designated by EMPLOYER) in accordance with the governing rules of the Federal Mediation and Conciliation Service ("FMCS") then in effect, except for any rule in conflict with this Section. If for any reason FMCS cannot provide a panel from which to select an arbitrator, EMPLOYER may utilize any other arbitrator selection services, including the American Arbitration Association. One arbitrator shall be selected, using an alternating-strike method, from a list of arbitrators provided by FMCS. EXECUTIVE and EMPLOYER will have the right of representation of their own choosing at such hearing as well as the right to present and cross examine witnesses and to submit relevant evidence. Both parties shall have the right, unless waived at the hearing, to file a post-hearing brief and the selected arbitrator shall not limit this right. Judgment may be entered on the arbitrator's award in any court of competent jurisdiction.

The arbitrator shall have full and complete power to settle any claim presented, including any federal or state claim of employment discrimination or retaliation by EXECUTIVE, and to fashion an appropriate remedy. However, the arbitrator shall not have the power to amend or modify this Agreement. In any dispute concerning the termination of EXECUTIVE, the arbitrator may not award reinstatement or any other remedy unless he or she determines that EMPLOYER was not entitled to terminate EXECUTIVE under this Agreement. Fees and costs for the arbitration will be split equally between the parties; however, each party will be responsible for their own attorney's fees.

(15) ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter hereof, and there are no understandings, representations or warranties of any kind between the parties except as expressly set forth herein.

H:\Employment  Contracts\SVP  Contract

12/21/01                         Page  13
(16) NO ORAL NOTIFICATION. This Agreement may not be modified except by a writing duly signed by both parties hereto.

(17) NO ASSIGNMENT. Neither this Agreement nor any right or obligation of EXECUTIVE hereunder may be assigned by EXECUTIVE without the prior written consent of EMPLOYER. Subject thereto, this Agreement and the covenants and conditions herein contained shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and permitted assigns.

(18) All references herein to payment or sums of money shall mean in U.S. currency only. All references herein to calendar year, month, week or day shall mean the calendar and parts thereof as observed in the U.S. All references herein to date and time shall mean the date and time in Nashville, Tennessee.

(19) This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which shall constitute one and the same agreement.

(20) The waiver by either party of a breach or default by the other party of any provision of this Agreement shall not operate or be construed as a waiver of any other, continuing or subsequent breach or default by such party.

WITNESS  our  hands  the  day  and  date  first  above  written.

EMPLOYER:                                   EXECUTIVE:
CENTRAL  PARKING  SYSTEM,  INC.
                    ___________________________
                                        .
By:

Title:     _________________________________



12/21/01                         Page  11
EXHIBIT  10.1  (M)
                               EMPLOYMENT CONTRACT


THIS AGREEMENT made and entered into effective this 4th day of June, 2001, by and between CENTRAL PARKING SYSTEM, INC., a Tennessee corporation with its principal place of business in Nashville, Tennessee ("EMPLOYER"), and Hiram A. Cox ("EXECUTIVE").

     W  I  T  N  E  S  S  E  T  H:

WHEREAS, EMPLOYER desires to induce EXECUTIVE to serve as an executive officer of EMPLOYER;

WHEREAS, EXECUTIVE will have access to trade secrets and confidential information of EMPLOYER including, but not limited to, the terms of, and the parties to, EMPLOYER's leases, management contracts and other contracts pursuant to which EMPLOYER operates its business, and EXECUTIVE will have the ability to influence the goodwill of EMPLOYER with such parties;

WHEREAS, in consideration of his employment at will upon the terms and conditions hereinafter set forth, and the payment of the amounts hereinafter set forth, including but not limited to, the Termination Amount (as hereinafter defined), EXECUTIVE has agreed to be bound by such terms and conditions, including but not limited to, the restrictive covenants set forth hereinafter;

NOW, THEREFORE, in consideration of the mutual covenants contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, EMPLOYER and EXECUTIVE agree as follows:

(1) TITLE. Subject to the terms and conditions of this Agreement, EMPLOYER does hereby employ EXECUTIVE during the Term (as defined below) as Senior Vice President and Chief Financial Officer.

(2) DUTIES. EXECUTIVE agrees to serve in such capacity, and to perform all the duties required thereof. EXECUTIVE'S duties and powers in that capacity will be determined by EMPLOYER, and are expected to include, but not be limited to (i) ensuring that EMPLOYER's financial reporting processes are timely and accurate and its accounting practices are in conformity with GAAP; (ii) ensuring the adequacy of the EMPLOYER's financial controls and policies; (iii) assisting EMPLOYER in evaluating new business opportunities and potential acquisitions and joint ventures; (iv) establishing and maintaining relationships with bankers, securities analysts and the financial community as a whole; (v) directing the selection, hiring, training and development of all personnel within the financial function; (vi) directing the budgeting process; and (vii) performing such other duties from time to time as may be required by EMPLOYER.

(3) COMPENSATION. During the Term, EMPLOYER agrees to pay EXECUTIVE for said services a base salary ("Base Salary") of $350,000 gross per year (which
Base Salary for FY2001 shall be prorated based on the period of time actually worked by Executive in FY2001). Base Salary shall be payable in accordance with the ordinary payroll practices of EMPLOYER but no less frequently than biweekly. Any increase in Base Salary shall be in the discretion of EMPLOYER and, as so increased, shall constitute "Base Salary" hereunder. During the Term, in addition to his Base Salary, EXECUTIVE shall, with respect to each fiscal year beginning on or about October 1, be eligible to receive an annual bonus (the "Bonus") with a target amount of $200,000 based on the achievement of Employer and individual objectives and in accordance with EMPLOYER's bonus program as may be in effect from time-to-time. Notwithstanding the above, EXECUTIVE shall be entitled to a bonus of $200,000 for the first twelve months of employment. EXECUTIVE may elect to draw, in advance, up to fifty percent (50%) of the Bonus through the course of EMPLOYER'S fiscal year. Should such advance exceed the amount actually due EXECUTIVE based on the computation of EXECUTIVE'S Bonus, EXECUTIVE agrees to repay the borrowed amount upon notification by EMPLOYER.

     It is EMPLOYER'S policy that bonuses will not be earned by two people during a job change transition period. Therefore, in reference to EXECUTIVE'S position, if the outgoing manager is to continue working for EMPLOYER in a similar position or is promoted, then the outgoing manager will continue to earn toward a bonus until leaving the current position, and the incoming manager will not begin to earn toward a bonus until the day after the outgoing manager's last day in the position. If the outgoing manager resigns, retires, or is removed from the position, then the incoming manager will begin to earn toward the bonus from the time he or she commences work and the outgoing person will not have earned any bonus attributable to the period in which he has not worked in the position.

(4) ADDITIONAL COMPENSATION AND BENEFITS. During the Term, EXECUTIVE shall be eligible to participate in any additional compensation and benefits plans or programs maintained by EMPLOYER from time to time in which other senior executives of EMPLOYER participate on terms comparable to those applicable to such other senior executives generally (commensurate with EXECUTIVE's position with EMPLOYER). EXECUTIVE shall be eligible to participate in the Deferred Stock Unit Plan upon commencement of employment.

(5) STOCK OPTIONS. Upon the commencement of EXECUTIVE's employment, EXECUTIVE shall receive a grant of 30,000 non-qualified options to purchase EMPLOYER's common stock under EMPLOYER'S 1995 Incentive and Nonqualified Stock Option Plan for Key Employees (the "Plan") at an exercise price of $18.26 per share. In accordance with the Plan, such stock options shall have a term of ten
(10) years and shall vest ratably over a four-year period; provided, however, that in the event of EXECUTIVE'S termination without Cause or for Good Reason (as such terms are defined below), all unvested options held by EXECUTIVE on the termination date shall continue to vest during the one-year period following termination in accordance with the vesting schedule for such options and EXECUTIVE shall have the right to exercise any vested options during such one-year period.

(6) DEFERRED STOCK UNITS. Upon commencement of employment, EXECUTIVE shall receive 20,000 deferred stock units ("DSUs"). The DSUs shall be granted subject to the terms and conditions set forth in Exhibit A to this Agreement.

     (7) TERM. This Agreement shall continue through September 30, 2002; provided, however, that the Term shall be automatically renewed for a one-year period on October 1, 2002, and on each anniversary thereof and, as so renewed, shall constitute the "Term" hereunder, unless EMPLOYER has notified EXECUTIVE in writing prior to the thirty-day period ending on the expiration of the then Term that such Term shall not be so renewed and that EXECUTIVE's employment shall be terminated. Notwithstanding the foregoing, this Agreement may be terminated at any time by either EMPLOYER or EXECUTIVE upon thirty days' prior written notice (except that such notice is not required in the event EXECUTIVE's employment is terminated for Cause (as defined below)); provided, however, EMPLOYER retains in its sole discretion the option to substitute for the thirty (30) days' written notice of termination an amount of pay, with normal withholdings, as pay in lieu of notice. Notwithstanding any of the foregoing, Sections 10, 11, 12, 13, 14 and 15 shall survive the termination of this Agreement.

(8) EXTENT OF SERVICES. EXECUTIVE shall devote his entire attention and energy to the business and affairs of EMPLOYER and shall not be engaged in any other business activity, whether or not such business activity is pursued for gain, profit or other pecuniary advantage, unless EMPLOYER consents to EXECUTIVE's involvement in such business activity in writing. This restriction shall not be construed as preventing EXECUTIVE from investing his assets in a form or manner that will not require EXECUTIVE's services in the operation of any of the companies in which such investments are made.

(9)     TERMINATION  OF  EMPLOYMENT.

9.1     Termination  without  Cause;  Resignation  for Good Reason.  (a)  In the
        ----------------------------------------------------------
event that EXECUTIVE's employment is terminated (i) by EMPLOYER other than for Cause (as defined below), including without limitation a termination of this Agreement pursuant to a notice by EMPLOYER that the then Term will not be renewed, and other than as a result of EXECUTIVE's death or Permanent Disability (as defined below), or (ii) by EXECUTIVE for Good Reason (as defined below), EXECUTIVE shall receive the following amounts:

          (i) a cash lump sum payment in respect of EXECUTIVE's Base Salary earned but not yet paid (the "Compensation Payment"), through the effective date of such termination;

          (ii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs;

          (iii) an amount (the "Termination Amount") equal to one hundred and twenty-five percent (125%) of EXECUTIVE's Base Salary; and

          (iv) the Bonus in respect of the fiscal year in which his termination of employment occurs, prorated by a fraction, the numerator of which is the number of days from the beginning of the then current fiscal year through and including the date of his termination and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement.

          (b) The Compensation Payment shall be paid by EMPLOYER to EXECUTIVE within thirty (30) days after the termination of EXECUTIVE's employment by check payable to the order of EXECUTIVE or by wire transfer to an account specified by EXECUTIVE. The Termination Amount shall be payable in equal installments during the one-year period following termination of employment in accordance with the ordinary payroll practices of EMPLOYER, but no less frequently than bi-weekly. The Bonus shall be paid following the end of the fiscal year in which EXECUTIVE's employment terminated in accordance with EMPLOYER's ordinary practices, but in no event later than December 15 of such year. Notwithstanding anything else herein to the contrary, EXECUTIVE shall not be entitled to receive the Termination Amount in the event he violates any of the covenants set forth in Sections 10 or 11 of this Agreement.

     (c) For purposes of this Agreement, "Good Reason" shall mean a reduction by EMPLOYER in excess of fifteen (15%) in the amount of EXECUTIVE's Base Salary or Bonus Potential (as defined below) unless the reduction in the amount of Bonus Potential is part of a program in which the Bonus Potential of at least ninety percent (90%) of the senior executives of EMPLOYER is reduced. Bonus Potential means the amount of Bonus EXECUTIVE would earn if he meets the budget objectives or other objectives as may be set forth in the bonus plan as amended from time-to-time. It is understood that the actual amount of Bonus earned by EXECUTIVE can vary from year to year depending upon performance and such variance, regardless of amount, shall not constitute "Good Reason." It is further understood that the amount of EXECUTIVE's Bonus Potential may be reduced for factors such as the closure or loss of cities or locations, sale of cities or properties, or as a result of economic conditions and that any such reduction, regardless of amount, shall not constitute "Good Reason."

     9.2     Permanent Disability.  In the event that EXECUTIVE becomes disabled
             --------------------
during the Term to an extent which entitles him to benefits under EMPLOYER's long-term disability benefit plan applicable to senior executive officers generally as in effect on the date hereof ("Permanent Disability"), Executive's employment shall terminate automatically, and EXECUTIVE shall receive or commence receiving, as soon as practicable:

          (i) amounts payable pursuant to the terms of a long-term disability insurance policy or similar arrangement which EMPLOYER maintains during the Term;

               (ii)     the  Compensation  Payment;

          (iii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs; and

          (iv) the Bonus in respect of the fiscal year in which his termination occurs prorated by a fraction, the numerator of which is the number of days from the beginning of the then current fiscal year through and including the date of his termination and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement.
 .

     9.3     Death.  In  the  event  of  EXECUTIVE's  death  during  the  Term,
             -----
EXECUTIVE's employment shall terminate automatically, and EXECUTIVE's estate or designated beneficiaries shall receive or commence receiving, as soon as practicable:

          (i) any death benefits provided under the employee benefit plans, programs and practices referred to in Section 4 hereof, in accordance with their terms;

          (ii)     the  Compensation  Payment;

          (iii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which EXECUTIVE's estate or designated beneficiaries are entitled pursuant to the terms of such plans or programs; and

          (iv) the Bonus in respect of the fiscal year in which his death occurs, prorated by a fraction, the numerator of which is the number of days from the beginning of the then current fiscal year through and including the date of his death and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement.

     9.4     Resignation  Without  Good  Reason.  In  the event that EXECUTIVE's
             ----------------------------------
employment is terminated by EXECUTIVE other than for Good Reason and other than as a result of EXECUTIVE's death or Permanent Disability, EXECUTIVE shall receive the following amounts:

(i)     the  Compensation  Payment;

(ii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs; and

(iii) the Bonus in respect of the fiscal year in which his termination of employment occurs, prorated by a fraction, the numerator of which is the number of days from the beginning of the then current fiscal year through and including the date of his termination and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement.

     9.5     Termination  for Cause.  EMPLOYER shall have the right to terminate
             -----------------------
the employment of EXECUTIVE for Cause. In the event that EXECUTIVE's employment is terminated by EMPLOYER for Cause, EXECUTIVE shall only be entitled to receive the following amounts and shall not be entitled to the payment of any other compensation otherwise included under this Agreement:

               (i)     the  Compensation  Payment;  and

          (ii) such payments, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs.

After the termination of EXECUTIVE's employment under this Section 9.5, the obligations of EMPLOYER under this Agreement to make any further payments or provide any benefits specified herein to EXECUTIVE shall thereupon cease and terminate.

     For purposes of this Agreement, "Cause" shall be defined as (i) the commission by EXECUTIVE of an act involving theft, embezzlement, fraud or intentional mishandling of EMPLOYER funds; (ii) conviction of a criminal offense which adversely affects EXECUTIVE's job-related responsibilities; (iii) a violation by EXECUTIVE of the covenants set forth in Sections 10 or 11 of this Agreement; or (iv) EXECUTIVE's deliberate and intentional continuing refusal to substantially perform his duties and obligations, which continues beyond ten days after a written demand for substantial performance is delivered to EXECUTIVE by EMPLOYER.

     9.6     Termination  Without Cause or Resignation for Good Reason Following
             -------------------------------------------------------------------
a  Change  in  Control.    (a)  In  the  event  that  EXECUTIVE's  employment is
-----------------------
terminated  within the two-year period following a Change in Control (as defined
--------
below) (i) by EMPLOYER other than for Cause, including without limitation a termination of this Agreement pursuant to a notice by EMPLOYER that the then current Term will not be renewed, or (ii) by EXECUTIVE for Good Reason, EXECUTIVE shall receive the following amounts:

               (i)     the  Compensation  Payment;

               (ii)     an  amount  equal  to  two  times  Base  Salary;

          (iii) such payment, if any, under applicable plans or programs, including but not limited to those referred to in Section 4 hereof, to which he is entitled pursuant to the terms of such plans or programs;

          (iv) the Bonus in respect of the fiscal year in which his termination of employment occurs, prorated by a fraction, the numerator of which is the number of days from the beginning of the current fiscal year through and including the date of his termination and the denominator of which is 365, less any amounts drawn in advance under Section 3 of this Agreement; and

          (v) two years of health and welfare benefits from the date of termination.

With regard to the Stock Options granted to EXECUTIVE under Section 5 of this Agreement, any Stock Options not assumed or substituted by the surviving corporation in a transaction resulting in a Change in Control shall become immediately vested and exercisable.

     (b) For purposes of this Agreement, "Change in Control" shall mean the first to occur of the following events:

          (i) the consummation of a plan of liquidation with respect to EMPLOYER;

          (ii) the sale or other divestiture of all or substantially all of the assets (excluding the sale of assets in the ordinary course of business or sale and leaseback transactions or other transactions that are primarily financing transactions) of EMPLOYER or of EMPLOYER and its direct or indirect majority-owned subsidiaries;

          (iii) the acquisition by any person or affiliated group of persons as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "1934 Act") (other than Monroe Carell, Jr. and members of the Carell family, related entities, affiliates, and trusts or foundations created by or for any of the foregoing) of common stock of EMPLOYER so that such person or affiliated group shall become the beneficial owner, as defined in Rule 13d-3 of the 1934 Act, directly or indirectly, of a majority of the outstanding voting stock of EMPLOYER; or

          (iv) the consummation of a consolidation or merger of EMPLOYER with another corporation, unless the consummation of such consolidation or merger would result in the stockholders of EMPLOYER immediately before such consolidation or merger owning, in the aggregate, more than fifty percent (50%) of the outstanding voting stock of the surviving entity immediately after such consolidation or merger.

9.7     Excise Tax Indemnification.     If the Internal Revenue Service asserts,
        ---------------------------
or if EXECUTIVE or EMPLOYER is advised in writing by a "Big Five" accounting firm, that any payment in the nature of compensation to, or for the benefit of, EXECUTIVE from the EMPLOYER (or any successor in interest) constitutes an "excess parachute payment" under section 280G of the Internal Revenue Code, whether paid pursuant to this Agreement or any other agreement, and including property transfers pursuant to securities and other employee benefits that vest upon a change in the ownership of effective control of the EMPLOYER
(collectively, the "Excess Parachute Payments") the EMPLOYER shall pay to EXECUTIVE, on demand, a cash sum sufficient (on a grossed-up basis) to indemnify EXECUTIVE and hold him harmless from the following (the "Tax Indemnity Payment"):

          (i) the amount of excise tax under section 4999 of the Internal Revenue Code on the entire amount of the Excess Parachute Payments and all Tax Indemnity Payments to EXECUTIVE pursuant to this Section 9.7;

          (ii) the amount of all estimated local, state and federal income taxes on all Tax Indemnity Payments to EXECUTIVE pursuant to this Section 9.7 (determined in each case at the highest marginal tax rate); and

          (iii) the amount of any fines, penalties or interest that have been or potentially will be, assessed in respect of any excise or income tax described in the preceding clauses (i) or (ii); so the amounts of Excess Parachute Payments received by EXECUTIVE will not be diminished by an excise tax imposed under section 4999 of the Internal Revenue Code or by any local, state or federal income tax payable in respect of the Tax Indemnity Payments received by EXECUTIVE pursuant to this Section 9.7.


(10)     RESTRICTIVE  COVENANTS.

     10.1.     Covenant  Not-to-Compete.     During  the  term of this Agreement
               -------------------------
and for a period of one (1) year after termination of employment (or one (1) year after EMPLOYER is granted injunctive relief to enforce the provisions of this Section, whichever is later), EXECUTIVE shall not, directly or indirectly, either as an individual for his own account or as a consultant, partner, joint venturer, employee, agent, officer, director or shareholder, engage in the same or similar business of EMPLOYER or any of its parents, subsidiaries, partnerships, joint ventures, affiliates or related companies (collectively referred to hereinafter as "Affiliated Entities") within fifty (50) miles of the perimeter of any county or any independent city in which he is rendering or has rendered services to or for EMPLOYER during the one-year period prior to termination of his employment.

     10.2     Non-solicitation  and Other Covenants.     During the term of this
              --------------------------------------
Agreement and for a period of two (2) years after termination of employment (or two (2) years after EMPLOYER is granted injunctive relief to enforce the provisions of this Section, whichever is later), EXECUTIVE shall not, directly or indirectly, either as an individual for his own account or as a consultant, partner, joint venturer, employee, agent, officer, director or shareholder:

          (i) solicit or attempt to solicit any clients, customers or landlords of EMPLOYER or any of its Affiliated Entities existing on the date of EXECUTIVE's termination with the intent or purpose to perform services for such clients, customers or landlords which are the same or similar to those provided by EMPLOYER or any of its Affiliated Entities, or encourage or attempt to encourage any such clients, customers or landlords to not continue or otherwise modify adversely its business relationship with EMPLOYER or its Affiliated Entities;

               (ii) enter into any lease, sublease, license agreement, services agreement, option agreement, management or operating agreement relating to, or otherwise acquire any rights with respect to, any of the parking facilities managed or operated by EMPLOYER or any of its Affiliated Entities on the date of EXECUTIVE's termination; or

          (iii) engage, hire, solicit or attempt to solicit for the purpose of hiring or engaging, as an employee, agent, consultant, independent contractor, or in any other capacity, any of EMPLOYER's or its Affiliated Entities' employees or consultants.

EXECUTIVE acknowledges and agrees that the provisions of Sections 10 and 11 of this Agreement are intended to protect EMPLOYER's interest in certain confidential information and established landlord, client and other contractual relationships and goodwill and that such provisions are reasonable and valid in geographical and temporal scope and in all other respects.

(11) CONFIDENTIAL INFORMATION. EXECUTIVE acknowledges and agrees that all information of a technical or business nature, such as know-how, trade secrets, business plans, data processes, techniques, financial information, information regarding clients, customers, landlords, suppliers, consultants, joint venture partners and employees, contracts, leases, inventions, sales and marketing concepts, discoveries, formulae, patterns, and devices (collectively, the "Confidential Information'') acquired by EXECUTIVE in the course of his employment under this Agreement is valuable proprietary information of EMPLOYER. EXECUTIVE agrees that such Confidential Information, whether in written, verbal or model form, shall not be disclosed to anyone outside the employment of EMPLOYER without EMPLOYER's written consent unless the Confidential Information has been made generally available to the public through no fault of the EXECUTIVE.

(12) RETURN OF EMPLOYER PROPERTY. Upon termination of EXECUTIVE's employment with or without Cause, EXECUTIVE shall immediately return and deliver to EMPLOYER and shall not retain any originals or copies of any books, papers, price lists, customer contracts, bids, customer lists, files, notebooks, computer files, computer hardware or software, or any other documents or computer records which are EMPLOYER property, which contains Confidential Information, or which otherwise relate to EXECUTIVE's performance of duties under this Agreement. EXECUTIVE further acknowledges and agrees that all such documents and computer records are EMPLOYER's sole and exclusive property.

(13) NOTICE. All notices, demands and communications required, desired or permitted to be given hereunder shall be in writing and shall be deemed to have been duly given on the date received, if delivered personally, or on the third day after mailing, if sent by registered or certified mail, return receipt requested, postage prepaid, and addressed to the parties at the addresses set forth below or to such other person at such location as either party hereto may subsequently designate in a similar manner:

          EMPLOYER:                         EXECUTIVE:
          Central  Parking  System,  Inc.               Hiram  A.  Cox
          2401  21st  Avenue  South,  Suite  200          _________________
     Nashville,  Tennessee  37212               _________________
Attn:  Monroe  J.  Carell,  Jr.

(14) CONSTRUCTION OF AGREEMENT. This Agreement shall be interpreted, construed and governed by and under the laws of the State of Tennessee without reference to the choice of law doctrine of such state, and EXECUTIVE unconditionally submits to the jurisdiction of the courts located in the State of Tennessee in all matters relating to or arising from this Agreement, except to the extent that an issue is subject to the arbitration clause set out herein.

a. If any provision or clause of this Agreement or the application thereof to either party is held to be invalid by a court of competent jurisdiction, then such provision shall be severed herefrom, and such invalidity shall not affect any other provision of this Agreement, the balance of which shall remain and have its intended full force and effect.

b. In the event that the provisions of Sections 10 or 11 of this Agreement shall ever be deemed to exceed the time or geographical limits permitted by applicable law, then such provisions shall be reformed to the maximum time and geographical limits permitted by applicable law.

c. References herein to "Sections" or "Subsections" mean the various Sections and subsections of this Agreement. The headings and titles of the Sections of this Agreement are not a part of this Agreement, but are for convenience only and are not intended to define, limit or construe the contents of the various Sections. The term "including" means including, without limitation, unless the context clearly indicates otherwise.

d. If EXECUTIVE defaults in the performance of the covenants, agreements, or other obligations described in Sections 10 or 11 of this Agreement, then in addition to any and all other rights or remedies which EMPLOYER may have against the EXECUTIVE, (i) EXECUTIVE will be liable to and will pay to EMPLOYER a sum equal to EMPLOYER's court costs and the reasonable fees of its attorneys and their support staff incurred in enforcing the covenants, agreements and other obligations set out in Sections 10 or 11 of this Agreement; and (ii) EMPLOYER shall be entitled to discontinue the payment of the Termination Amount and to institute an action to recover any portion of the Termination Amount already paid under this Agreement.

e. EXECUTIVE acknowledges and agrees that it is impossible to measure completely in money the damages which will accrue to EMPLOYER if EXECUTIVE shall breach or be in default of the provisions set forth in Sections 10 or 11 of this Agreement. Accordingly, if any action or proceeding is instituted by or on behalf of EMPLOYER to enforce any provisions in Sections 10 or 11 of this Agreement, EXECUTIVE hereby waives any claim or defense thereto that EMPLOYER has an adequate remedy at law or that EMPLOYER has not been, or is not being, irreparably injured thereby. The rights and remedies of EMPLOYER pursuant to this Section are cumulative, in addition to, and shall not be deemed to exclude any other right or remedy which EMPLOYER may have pursuant to this Agreement or otherwise, at law or in equity, including, without limitation, the rights and remedies available to EMPLOYER under Tennessee statutory or common law.

(15) ARBITRATION. EXECUTIVE and EMPLOYER knowingly and voluntarily agree to submit to binding arbitration any claims, disputes, or controversies arising out of or relating to this employment relationship or this Agreement, or alleged breach thereof, including any present or future claim of employment discrimination by EXECUTIVE under either federal or state law. Although workers' compensation issues are not within the scope of this provision, workers' compensation retaliation claims are intended to be arbitrable. Arbitration shall serve as the exclusive forum for claims described above, with the exception that EMPLOYER need not submit issues relating to a breach or threatened breach of Sections 10 or 11 to arbitration.

Any arbitration under this Section must be instituted within the applicable statute of limitations governing the dispute under state or federal law. The laws of the State of Tennessee shall govern all issues relating to such arbitration, including but not limited to, the applicability and enforceability of this arbitration provision, without reference to the choice of law doctrine of such state. Such arbitration shall be conducted in Nashville, Tennessee (or such other location designated by EMPLOYER) in accordance with the governing rules of the Federal Mediation and Conciliation Service ("FMCS") then in effect, except for any rule in conflict with this Section. If for any reason FMCS cannot provide a panel from which to select an arbitrator, EMPLOYER may utilize any other arbitrator selection services, including the American Arbitration Association. One arbitrator shall be selected, using an alternating-strike method, from a list of arbitrators provided by FMCS. EXECUTIVE and EMPLOYER will have the right of representation of their own choosing at such hearing as well as the right to present and cross examine witnesses and to submit relevant evidence. Both parties shall have the right, unless waived at the hearing, to file a post-hearing brief and the selected arbitrator shall not limit this right. Judgment may be entered on the arbitrator's award in any court of competent jurisdiction.

The arbitrator shall have full and complete power to settle any claim presented, including any federal or state claim of employment discrimination or retaliation by EXECUTIVE, and to fashion an appropriate remedy. However, the arbitrator shall not have the power to amend or modify this Agreement. In any dispute concerning the termination of EXECUTIVE, the arbitrator may not award reinstatement or any other remedy unless he or she determines that EMPLOYER was not entitled to terminate EXECUTIVE under this Agreement. Fees and costs for the arbitration will be split equally between the parties; however, each party will be responsible for their own attorney's fees.

(16) ENTIRE AGREEMENT. This Agreement contains the entire agreement between the parties hereto with respect to the subject matter hereof, and there are no understandings, representations or warranties of any kind between the parties except as expressly set forth herein.

12/21/01                         Page  17
(17) NO ORAL NOTIFICATION. This Agreement may not be modified except by a writing duly signed by both parties hereto.

(18) NO ASSIGNMENT. Neither this Agreement nor any right or obligation of EXECUTIVE hereunder may be assigned by EXECUTIVE without the prior written consent of EMPLOYER. Subject thereto, this Agreement and the covenants and conditions herein contained shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and permitted assigns.

(19) All references herein to payment or sums of money shall mean in U.S. currency only. All references herein to calendar year, month, week or day shall mean the calendar and parts thereof as observed in the U.S. All references herein to date and time shall mean the date and time in Nashville, Tennessee.

(20) This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and all of which shall constitute one and the same agreement.

(21) The waiver by either party of a breach or default by the other party of any provision of this Agreement shall not operate or be construed as a waiver of any other, continuing or subsequent breach or default by such party.

WITNESS  our  hands  the  day  and  date  first  above  written.

EMPLOYER:                                   EXECUTIVE:
CENTRAL  PARKING  SYSTEM,  INC.
                                                     /s/  Hiram  A.  Cox
                                                      -------------------
                                                      Hiram  A.  Cox
By:     /s/  William  J.  Vareschi,  Jr.
        --------------------------------

Title:     Vice  Chairman  and  Chief  Executive  Officer
           ----------------------------------------------




EXHIBIT  10.1  (N)
                           CENTRAL PARKING CORPORATION
                            DEFERRED STOCK UNIT PLAN



SUMMARY  OF  PLAN  CHANGES
--------------------------

     The "automatic" deferral of 10% of total compensation has been eliminated. Participation is strictly voluntary.
     The threshold (minimum level) for participation has been lowered to 5% of participant's total cash compensation (base and bonus).
     You have the option of deferring a percentage of base salary, bonus, or a combination (whichever form of compensation is deferred, the threshold of 5% of total compensation must be met).
     Deferrals are deducted from base salary and bonus draw (if applicable) on a paycheck-by-paycheck basis throughout the year. If you elect to defer only from bonus and no "draw" is taken, the deferral deduction is made at the time the bonus is paid (December 15).
     For deferrals during the year (base pay and bonus draw), Deferred Stock Units (DSUs) will be credited monthly based on the closing stock price on the
                                 -------
last  trading  day  in  the  month.
     For deferrals from bonus paid on December 15, DSUs will be credited based on the average of the twelve monthly stock prices used to credit DSUs during the
       ------------------------------------------
fiscal  year.
     The  company  will match deferrals beginning with the first dollar deferred
                                                           ---------------------
into  the  plan  as  follows:
-     The  first  20%  of  total  compensation will be matched at a rate of 25%.
- Deferrals in excess of 20% of total compensation will be matched at a rate of 50%.
As before, the company match will be in the form of premium DSUs that vest, on a pro rata basis, over a four-year period.
     Shares of Central Parking Common Stock equal in amount to the DSUs credited to your account will be purchased in the open market on a monthly basis and will be held in a trust for the benefit of participants.
     All  payouts  under  the  plan  will be in shares of Central Parking Common
Stock.
     Participants  will  receive  quarterly  statements.

SUMMARY  OF  OTHER  KEY  PROVISIONS
-----------------------------------

     Participants may defer up to 50% of total cash compensation into the plan. Amounts deferred into the plan are "pre-tax" and Federal income taxes on account  balances  are  deferred  until  your  account  balance  is  paid  out.
     Your  account  is  credited with dividend equivalents at the time dividends are  paid  on  the  company's  common  stock.
     Amounts deferred under the plan are paid out upon the earliest to occur of the following:
-     Retirement
-     Death
-     Termination  of  Employment
-     Change  in  Control,  or
-     Date pre-selected by participant (must be at least four years from date of
                                        ----------------------------------------
deferral).
--------
     You may elect to receive payment of your account balance in a lump sum or semi-annual installments (not to exceed 10).
     Premium units are subject to forfeiture in the event a participant violates his non-compete obligations to the company.



EXHIBIT  10.6
                              MANAGEMENT AGREEMENT

THIS  AGREEMENT,  entered  into  as  of __________ day of _____________, 20____,
                                        ----------        -------------    ----
between  ________________________,  a  Corporation,  herein  called  "Agent" and
Central  Parking  System of          , Inc. a                corporation, herein
called  "Manager":

                                   WITNESSETH:

1. Agent hereby contracts with Manager under the terms, conditions, and provisions hereinafter set out for Manager to operate a certain Parking Facility located in _____________________, known as ___________________, which will
                                                -------------------
hereinafter  be  referred  to  as  the  "Parking  Facility".

2.     The  term  of this contract shall commence on ______________________, and
                                                     ----------------------
shall  continue  in effect for a period of                months from said date.

3. The Parking Facility is to be operated by Manager as a commercial parking garage, and shall be used for no other purpose without prior written approval of Agent.

4. Manager agrees to set aside the necessary space to protect any commitments made to the tenants of, or in connection with, the operation of the _______________________________, and Manager agrees to honor any allocations of
-------------------------------
space that Agent deems necessary; and Manager agrees to operate the Parking Facility in a manner consistent with satisfying as efficiently as possible the
parking  demands  generated  by                    .

5. This Agreement shall not be assigned nor subcontracted in whole or in part without the written consent of Agent.

6. Gross Revenues, Operating Expenses, and Operating Surplus are defined as follows:

(a) "Gross Revenues" shall include all revenues received by Manager or Agent (excluding all sales taxes or other charges required to be remitted to any governmental agency), and the value of all discounted, validated and free parking granted by Agent from the parking of vehicles in the Parking Facility, as well as income from vending machines, pay telephone commissions, and other income approved by Agent. Any revenues collected directly by Agent shall be accurately reported to Manager.

(b) "Operating Expenses" shall include all ordinary direct expenses of operating the Parking Facility other than those of a capital cost nature and those defined in paragraph (c) herein, including, without restricting, the generality of the foregoing:

1) Wages of supervisory personnel assigned to the Parking Facility, attendants, cashiers, clerical and audit staff including monetary fringe benefits such as workers' compensation insurance at the State manual rate for parking attendants, unemployment insurance, social security, hospital and sickness insurance, and pension costs;

2)     Telephone  expenses;

3)     Business  taxes,  other  than  franchise  taxes  on  income  or  profits;

4)     License  and  permits;

5)     Advertising  and  promotion  costs;

6)     Insurance  to  the  extent  required  of  Manager  in  this  Agreement;

7)     Sundry  items  such  as  uniforms,  tickets  and  janitorial  supplies;

8)     Payroll  processing  and  accounts  receivable  processing  expense;

9) Voluntary settlement of patrons' claims for vehicle damage or loss of contents provided that the same has been authorized by Agent and approved by Manager;

10) Normal maintenance and repairs of the Parking Facility including snow removal, repainting of stall markings, replacement or repair of signs and ticket dispensing equipment;

11) Legal or audit charges directly attributable to the operation of the Parking Facility other than those performed by the staff of Agent or Manager if approved in advance by the Agent;

12) The costs of special audits to be performed from time to time by Manager's staff auditor for the mutual benefit of Agent and Manager; provided, however, that the time and manner of the taking of the audit is approved by Agent in advance. Costs qualifying as Operating Expense shall be limited to a mutually agreed upon per diem rate and actual out-of-pocket expenses of the auditor during the period of an approved special audit;

13) Payment of the "deductible" amount of insurance claims settlement, and payment of claims in excess of policy limits;


(c) Certain costs are specifically excluded from the definition of Operating Expenses for the purpose of this Agreement and shall be borne by the respective parties. The expenses of the Manger are those set forth in Schedule A. The expenses of the Agent are those set forth in Schedule B.

(d) "Operating Surplus" shall be defined as "Gross Revenues" less "Operating Expenses."

(e) Manager shall provide consulting and advisory services to Agent concerning the Parking Facility without additional charge except for reimbursement of out-of-pocket expenses such as postage, printing and supply charges, phone charges, drafting expenses in connection with the performance of services requested or required by Agent, and any other similar out-of-pocket expenses. Such expenses shall be supported by cash receipts or other documentary proof of payment.

7. Manager covenants that it will collect or cause to be collected all of the gross receipts from the operation and use of the Parking Facility. The gross receipts for each month's operation shall thereafter, on or before the twentieth (20th) day of the succeeding month, be disbursed by Manager as follows:

(a)     Manager  shall  pay  all  Operating  Expenses,

(b) Manager shall then pay to itself out of the Gross Revenue the following amount:

For  each month commencing with the date of this Agreement a minimum monthly fee
of               ,  plus  an  amount  equal  to                percent
(_____________%)  of  monthly  Operating  Surplus,  in  excess  of
________________________.
                    -----

(c) After payment of the amounts as directed in (a) and (b) above, the balance of the Operating Surplus shall be paid to Agent monthly in conjunction with Manager's monthly report to Agent listing Gross Revenues and Operating Expenses generated by the Parking Facility in the preceding calendar month ("Monthly Report"). The Monthly Report is to be submitted by Manager for each month of the term hereof by the twentieth (20th) day of the next succeeding calendar month.

(d) If the Gross Revenues for any month are insufficient to make the payments required under subparagraphs (a) and (b) above, Agent agrees to remit to Manager the amount of such deficit within ten (10) days after receipt of Manager's report. In the event Agent fails to reimburse Manager within said ten
(10) day period, and Agent does not remedy such failure within five (5) days of receipt of written notice from Manager, then Manager shall have the right to terminate this Agreement with immediate effect.

(d) <ALTERNATIVE> Upon execution of this Agreement, Agent shall deposit with Manager an "Operating Advance" equal to three (3) months of estimated Operating Expenses ($________). The Operating Advance shall be used by Manager to pay the monthly Operating Expenses. Agent shall remit to Manager the amount of Operating Expenses disbursed by Manager in the preceding month within ten
(10) days after receipt of each Monthly Report. In the event Agent fails to reimburse Manager within the ten (10) day period, and Agent does not remedy such failure within five (5) days of receipt of written notice from Manager, then Manager shall have the right to terminate this Agreement with immediate effect. Upon termination of this Agreement, Manager shall return to Agent the remaining balance of the Operating Advance after payment of all Operating Expenses.

8. Manager agrees to operate the Parking Facility in an efficient manner and to operate same on all days and at all hours customary in the trade commensurate with parking demand in the area and such operation shall be continuous, as herein provided, unless Agent shall otherwise agree in writing. Manager further agrees that charges for parking in the Parking facility will be commensurate with the demand for parking space and in accord with existing parking rates in the area and such rates shall not be varied without written approval of the Agent.

9. Manager agrees that it will keep records for one (1) year of Gross Revenue and Operating Expenses pertaining to the operation of the Parking Facility.

10. It is understood and agreed that Agent in no event shall be construed to be a partner or associate of Manager in the operation of the Parking Facility or the conduct of Manager's business thereon, nor shall Agent be liable for any debts incurred by Manager.

11. Agent agrees to maintain the sidewalks and curb cuts adjacent to the Parking Facility in accordance with applicable municipal statutes. Agent shall also be responsible for all Parking Facility repairs of a structural nature including, but not limited to: electrical, plumbing, pavement repair, painting of the structure, replacement of all mercury or sodium lighting tubes and ballasts, repairs to the walls and floors of the Parking Facility, sinkholes, and maintenance of ventilation system and elevators. Manager agrees to use reasonable diligence in the care and protection of the Parking Facility during the term of this Agreement and to surrender the Parking Facility at the termination of this Agreement in as good condition as received, ordinary wear and tear and other casualty excepted.

Any structural, mechanical, electrical or other installations or any alterations required by statutes or regulations pertaining to air quality, environmental protection, provisions for persons with disabilities or other similar governmental requirements shall be the sole responsibility of Agent.

12. Upon completion of the initial term of this Agreement, and again on every subsequent anniversary date, this Agreement shall be automatically renewed for additional one-year periods, unless either party shall give written notice to the other, at least sixty (60) days prior to the expiration of the initial term or any renewal hereof, that the Agreement shall not be so extended.

13. In the event Manager shall intentionally fail to fully and faithfully deposit all the receipts from the operation of the Parking Facility or shall intentionally fail to disburse same only in the manner provided for herein, or in the event Manager shall become bankrupt or insolvent, or suffer the appointment of a receiver, or make an assignment for creditors, Agent shall have the right to forthwith terminate this Agreement, regain immediate possession of the Parking Facility, and hold the Manager liable for any damages resulting to Agent.

14. Manager agrees to keep the Parking facility at all times in clean, presentable and sanitary condition and not to permit anything thereon which would vitiate any insurance carried by Agent on the Parking Facility. Manager further agrees to comply with all governmental laws, ordinances and regulations pertaining to the conduct of Manager's business thereon.

15. Manager agrees to carry public liability insurance in such amounts as shown below, to pay all the premiums thereon when due, and to cause such insurance to name the Agent as additional insured thereunder (with respect to Manager's operations only).

Commercial  General  Liability     $1,000,000  combined  single  limit  each
occurrence  for  bodily  injury  and  property  damage.

Umbrella  Excess  Coverage     $10,000,000

Garagekeeper's  Legal  Liability     $10,000,000  combined  single  limit  each
occurrence

Crime:  Policy  Limits:     $50,000  commercial  blanket
$50,000  broad  form  money  inside
$50,000  broad  form  money  outside

Workers'  Compensation:
Policy  Limits:                    Coverage  A  -  Statutory
Coverage  B  -  $100,000


Agent shall obtain and maintain liability insurance on elevators in the Parking Facility naming Agent and Manager as insured.

Agent shall obtain fire and extended coverage insurance covering the Parking Facility and the equipment contained therein.

All insurance coverages are subject to a deductible amount not to exceed $2,500.00, except Workers' Compensation which deductible shall be $0, and insurance for stolen vehicles, which deductible shall be $5000, and that the payment of the deductible amount will be considered an Operating Expense of the Parking Facility. Any losses not covered by the above insurance shall constitute expenses of the Agent.

16. Manager shall defend, indemnify and hold Agent harmless from and against any and all actions, costs, claims, losses, expense and/or damages, sustained by Agent attributable to the recklessness, carelessness, or negligence of Manager or any of its agents, servants or employees from any cause, including, without limitation by specification, property damage and/or injury or death to any person or persons. Agent shall defend, indemnify and hold Manger harmless from and against any and all actions, costs, claims, losses, expense and/or damages, sustained by Manager attributable to the recklessness, carelessness, or negligence of Agent or any of its agents, servants or employees from any cause, including, without limitation by specification, property damage and/or injury or death to any person or persons.

It is agreed that any actions, costs, claims, losses, expenses, and/or damages resulting from design or structural faults or defects are the responsibility of Agent.

Agent expressly acknowledges that the Manager's obligations in connection with the management, operation and promotion of the Parking Facility, and employment of persons in connection therewith, do not include the rendition of service, supervision, or furnishing of personnel in connection with the personal safety and security of employees, tenants, customers, or other persons within and about the Parking Facility. Manager does not have knowledge or expertise as a guard or security service, and does not employ personnel for that purpose, nor do Manager's employees undertake the obligation to guard or protect customers against the intentional acts of third parties. Agent shall determine, at Agent's discretion, whether and to what extent any precautionary warnings, security devices, or security services may be required to protect patrons in and about the Parking Facility. Agent further agrees to indemnify and to hold harmless Manager from and against any claims, demands, suits, liabilities, or judgments arising from Manager's alleged failure to warn, to guard, or to protect persons in or about the Parking Facility from and against intentional threats, harm, or injury, except for such threats, harm or injury intentionally committed by Manager or Manager's employees.

Agent agrees to reimburse Manager for any expense or cost the latter incurs in defense of any claim, action, proceeding or charge against Manager or Agent jointly or severally arising out of or based upon any law, regulation, requirement, contract or award relating to hours of employment, working conditions, wages and/or compensation of employees or former employees of Manager at the Parking Facility, provided Manager is not found to be at fault. It is agreed that any judgments, awards or settlements arising out of such claims, actions, proceedings or charges that represent wage payments are to be treated as Operating Expenses.

[OPTIONAL-FOR  MULTI-STORY  FACILITIES]
It is understood and agreed that the Parking Facility is burdened with pipes, conduits, and lines necessary for utility services to Agent's building. Agent does hereby agree to save harmless, protect, and indemnify Manager from and against any and all liability, claims, causes of action, and costs, including loss of revenue by Manager, arising from, out of, or because of, the existence of pipes, conduits, and lines in the Parking Facility unless the same shall result from negligent actions of Manager, its servants, agents, or employees.

[OPTIONAL-FOR  HOTEL  VALET]
It is understood and agreed that certain customers may wish to leave their automobiles in the charge of the hotel doorman rather than having said vehicles parked by the valet service to be provided by Manager. Any loss of or damage to vehicles left with the hotel doorman will be the responsibility of Agent. The Agent will be responsible for cars that are in the front drive that are not to be parked in the Parking Facility or for which a claim ticket has not been issued. Customer cars that are parked in the Parking Facility are to be the responsibility of the Manager from the time they arrive at the front drive until the time they are returned to the customer. Furthermore, Manager will be responsible for vehicles for which a ticket has been issued or which are to be parked by Manager in the Parking Facility.

The party responsible for loss of or damage to vehicles as outlined above will be responsible for handling the defense of both the Manager and Agent in the event of any claim being presented based upon loss of or damage to customer vehicle.

17. Agent for itself and on behalf of the Agent of the Parking Facility does hereby waive all rights of recovery, if any, against Manager for damage to, or destruction of, the Parking Facility in the event such damage or destruction is caused by fire or other casualty which can be covered under a standard fire and extended coverage insurance policy.

18. Either party shall have the right to terminate this Agreement in the event the other party has failed to perform any of the terms and conditions specified herein, if said failure has been called to the attention of the responsible party in writing via certified mail and that party has not corrected said failure within thirty (30) days of receipt of written notice (except as is provided in paragraphs 7(d). In the event of such termination, Manager agrees to vacate the Parking Facility by midnight of the thirtieth (30th) day after delivery of said notice. In the event a suit is brought as a result of a default or breach of this Agreement, the prevailing party will be entitled to recover its reasonable attorneys' fees and expenses from the other party.

19. Agent shall have the right to enter and inspect the Parking Facility at all reasonable times.

20. Agent and Manager agree that, during the term of this Agreement, all personnel employed by Manager to operate the Parking Facility shall be solely the employees of Manager and shall have no contractual relationship with Agent. In addition, Agent agrees, during the term of this Agreement, that it will not enter into any negotiations, communications, or other actions which have as their intended consequence to induce any such person employed by Manager to enter the employ of Agent, in any capacity whatsoever.

21. Notwithstanding all provisions of this Agreement, it is mutually understood between the parties hereto, that this Agreement shall not in any way be construed to be a lease, but is merely a recitation of contract provisions.

22. Notice to both Agent and Manager shall be sent by certified mail, return receipt requested, to the following addresses:

If  to  Agent:
_____________________
_____________________
_____________________

If  to  Manager:

Monroe  J.  Carell,  Jr.
Chairman  &  CEO
Central  Parking  System,  Inc.
2401  21st  Avenue  South
Suite  200
Nashville,  TN  37212










IN WITNESS WHEREOF, Agent has caused this instrument to be executed in its corporate name by its duly authorized officer, and Manager has hereunto set his hand the day and date first above written.

ATTEST:                         AGENT:
___________________________
___________________________



By:                         By:





ATTEST:                         MANAGER:

CENTRAL  PARKING  SYSTEM  OF
_____________________,  INC.



By:                         By:
          Monroe  J.  Carell,  Jr.
     Chairman  and  CEO

APPROVED:

                                   SCHEDULE A

                               EXPENSES OF MANAGER
                               -------------------

1. Salaries, travel and accommodation expenses of all executive personnel of Manager.

2. General and administrative expenses of Manager not allocable directly to operations at the Parking Facility.

3.     Personal  property  taxes  of  Manager's  property.

                                   SCHEDULE B

                                EXPENSES OF AGENT
                                -----------------

1.     Real  and  personal  property  taxes  of  Agent's  property.

2. All claims, expenses and/or damages arising from, or caused by structural or design deficiencies or by improper work or supervision during construction including, without limitation, settlement, collapse or inadequacy of structure or equipment, and all repairs related thereto.

3.     Debt  service  with  respect  to  land,  building  and  equipment.

4.     Costs  of  legal  and  auditing  fees  of  Agent.

5.     Salaries  and  wages  of  all  employees  of  Agent.

6.     Costs  incurred  by  Agent  in the supervision of obligations of Manager.

7.     Costs  of  maintaining  elevators,  sprinkler  and  ventilation  systems.

8.     Utilities  expense  of  the  Parking  Facility.

9. Capital expenditures, improvements, alterations, additions and all new equipment, including all architectural and engineering fees in connection therewith.

10.     Costs  of  payroll  and  equipment  of  security  personnel.

11.     Cost  of  premiums  for  fire  and  extended  coverage  insurance.




EXHIBIT  10.7
                                 LEASE AGREEMENT

This Lease Agreement (hereinafter referred to as the "Lease") is made and entered into this ______ day of _____________, 20___, by and between ____________________ (hereinafter referred to as "Lessor"), and Central Parking System of _______________, Inc. a ______________ corporation (hereinafter referred to as "Lessee").

                              W I T N E S S E T H:
                              --------------------

1.     DESCRIPTION:
       -----------

Lessor hereby leases to Lessee for use as a parking _________ a tract of real estate known as ________________________________ and located in
______________________________________________,  more fully described in Exhibit
A - Legal Description attached hereto, together with all improvements thereon, and appurtenances thereto, hereinafter referred to as the "Premises".

2.     QUIET  POSSESSION:
       -----------------

Lessor covenants that it has fee simple title to the Premises, and Lessor covenants and agrees with Lessee that so long as Lessee keeps and performs all the covenants and conditions to be kept and performed by Lessee, Lessee shall have quiet, undisturbed and continued possession of the Premises, free from all claims of any kind, nature or description.

3.     TERM:
       ----

This Lease shall commence on _________________ and continue for a period of __________ years through ________________.

<OPTIONAL>  In  the  event  this  Lease  is  terminated  for any reason prior to
_______, Lessor shall pay to Lessee the unamortized portion of any capital improvements approved by Lessor and made by Lessee to the Premises.

<OPTIONAL  TO  END  OF  PARAGRAPH>  If  Lessee  shall have complied with all the provisions of this Lease, it shall have an option to renew the term of this Lease for an additional period of ___________ years on the same terms and conditions, providing that Lessee shall notify Lessor in writing not less than sixty (60) days prior to the expiration of the initial ________ year term hereof of Lessee's intention to renew this Lease.

4.     RENTAL:
       ------

A. GUARANTEED RENT - Lessee covenants and agrees to pay Lessor an annual rental of ____________________________ in equal, advance monthly payments of ________________ on the fifteenth day of each month during the term of this Lease. The rent shall be prorated for any partial month at the beginning or end of the term hereof.

<OPTIONAL>In  the event the federal minimum wage amount as set by the Fair Labor
Standards Act, as amended, is increased during the term hereof, then the monthly rental payment payable hereunder shall be reduced by the amount of such hourly increase to the extent such increased minimum wage exceeds $5.15 per hour plus the actual employer paid taxes on the increase multiplied by the average number of hours worked monthly on the Premises during the immediately preceding three
(3)  months.

B. PERCENTAGE RENTAL - Lessee covenants and agrees to pay to Lessor as rent for each month of the term of this Lease a sum equal to ________ percent (____%) of all Gross Parking Revenue, as that term is hereinafter defined, payable by the fifteenth day (15th) of the next succeeding calendar month. (Use Gross Parking Revenue definition given below.)

<OPTIONAL>In  the event the federal minimum wage amount as set by the Fair Labor
Standards Act, as amended, is increased during the term hereof, then the rent payable hereunder shall be reduced by an amount equal to _______ percent (___%) of the following sum: the amount of such hourly increase to the extent the increased minimum wage exceeds $5.15 per hour plus the actual employer paid taxes on the increase multiplied by the number of hours worked by Lessee's employees on the Premises during the month for which said rent is payable.

GUARANTEE PLUS PERCENTAGE - Lessee shall pay to Lessor a minimum annual rental in the sum of ________________ which shall be payable at the rate of _____ per month in advance commencing on the fifteenth (15th) day of the Lease term and continuing through the fifteenth day of each month thereafter.

Plus: Lessee shall pay to Lessor annually within sixty (60) days of the end of each Lease Year (as that term is hereinafter defined) an amount equal to ________ percent (______%) of Gross Parking Revenue, as that term is hereinafter defined, collected by Lessee in the operation of a parking facility on the Premises in excess of $______________ per Lease Year (which amount will hereinafter be referred to as the "Percentage Rental Threshold"). The term "Lease Year" is defined as being the twelve (12) month period beginning on the first day of the first full calendar month during the term hereof and each successive twelve (12) month period commencing on the same calendar date each year of the term hereof. For any partial Lease Year, the Percentage Rent Threshold will be adjusted on a prorated basis and the percentage rent payment for such partial Lease Year will be due within sixty (60) days of the final day of such partial Lease Year.

Gross Parking Revenue as used in this Lease shall mean all revenues received and collected by Lessee in the operation of the Premises less any sales tax, parking tax, license fee, levy, impost, or other charge which may be required by law, ordinance or other governmental regulation to be:

i.     collected  from  patrons  of  the  Premises,  or

ii. imposed on the parking spaces or stalls on the Premises (excluding ad valorem taxation of the Premises), or

iii.     collected  from  vehicles  entering  the  Premises

and to be remitted to a political subdivision or other agency (without regard to legality, constitutionality or enforceability of such law, ordinance or other government regulation).

Lessee shall submit to Lessor no later than the sixtieth (60th) day after the expiration of each Lease Year a verified report showing Gross Parking Revenue and a calculation of the total percentage rental for the Lease Year previously ended. At the time of submitting such report, Lessee shall pay to Lessor the percentage rental shown to be due on such report.

Lessee shall maintain suitable books of account at its regular business office in ____________________ and such books as to each year shall be available for inspection and audit by Lessor or its agent at any reasonable time within one year after the expiration of each respective Lease Year.

In the event the federal minimum wage amount as set by the Fair Labor Standards Act, as amended, is increased during the term hereof, then the Percentage Rental Threshold shall be increased by an amount equal to the amount of such hourly increase to the extent the increased minimum wage exceeds $5.15 per hour plus the actual employer paid taxes on such increase multiplied by the number of hours worked by Lessee's employees on the Premises during said year after such increase.

5.     MAINTENANCE  AND  REPAIR:
       ------------------------

Lessee agrees to use reasonable diligence in the care, protection and maintenance of the Premises during the term of this Lease, and to surrender the Premises at the termination of this Lease in as good condition as received, ordinary wear and tear and casualty damage excepted.

Subject to Lessee having obtained all requisite governmental approvals and permits, Lessee at Lessee's expense shall have the right to do any or all of the following: install and alter driveways, curbcuts, and paving, and plant and remove trees and shrubs, all as Lessee deems appropriate or necessary to its use of the Premises.

Lessee shall have no obligation with respect to the condition, maintenance, or repair of any of the sidewalks which may be adjacent to or adjoin the Premises except as and to the extent damaged by Lessee or its employees in its use of the Premises; Lessor, at Lessor's expense, agrees to promptly make all repairs to such sidewalks required by law or public safety except Lessee, at Lessee's expense shall make all repairs thereto for damage resulting from its use of the Premises. Lessee shall have no obligation to repair any sinkholes except and to the extent caused by Lessee.

<OPTIONAL> Lessee will have the right to erect on the Premises a coin collection box and professional parking signs as long as its signs do not violate city ordinances.

<GARAGE> Lessor shall also be responsible for all garage repairs of a structural nature, including, but not limited to: electrical, plumbing, pavement repair, painting of the structure, replacement of all mercury or sodium lighting tubes and ballasts, repairs to the walls and floors of the garage, and maintenance of ventilation system and elevators.

6.     ALTERATIONS  AND  IMPROVEMENTS:
       ------------------------------

Lessee may, with approval of Lessor, which shall not be unreasonably withheld, make alterations and improvements, including the installation of appropriate signage, at Lessee's expense, to the Premises as may be required for the purpose of Lessee's business; provided, however, that Lessor, upon the expiration of this Lease, may require Lessee to restore the Premises as nearly as possible to its condition at the beginning of the Lease, ordinary wear and tear and other casualty excepted, by giving written notice to Lessee not later than thirty (30) days before the expiration of this Lease or any extension thereof.

Lessee may (if not in default hereunder) prior to the expiration of the Lease or any extension thereof, remove all fixtures and equipment which have been placed on the Premises by Lessee.

7.     USE  OF  PREMISES:
       -----------------

The Premises shall be used by Lessee for the purpose of operating a parking _____________ for use by the general public, and for the sale of such merchandise and services as are ancillary to the operation of a parking ____________, including, but not limited to, vending machines and advertising media.

The Premises shall not be used for any illegal purpose, nor in any manner to create any nuisance, or trespass.

8.     INSURANCE:
       ---------

Prior to commencement, and during the term of this Lease, Lessee agrees to maintain the following types of insurance with limits not less than those set forth below and to have Lessor included as additional insured with respect to Lessee's operation of the Premises:

Commercial  General  Liability          $1,000,000  combined  single  limit each
occurrence  for  bodily  injury  and  property  damage.

Umbrella  Excess  Coverage          $5,000,000

Garagekeeper's  Legal  Liability     $5,000,000  combined  single  limit  each
occurrence

Crime:  Policy  Limits:               $10,000  commercial  blanket
$10,000  broad  form  money  inside
$10,000  broad  form  money  outside

Workers'  Compensation:               Coverage  A  -  Statutory
Coverage  B  -  $100,000

9.     WAIVER  OF  SUBROGATION:
       -----------------------

Lessor does hereby waive all rights of recovery, if any, against Lessee for damage to, or destruction of, the Premises in the event such damage or destruction is caused by fire or other casualty which may be covered by a standard fire and extended coverage insurance policy.

10.     ASSIGNMENT  AND  SUBLETTING:
        ---------------------------

Lessee shall not assign this Lease in whole or in part, or sublet all or any part of the Premises without the prior written consent of Lessor in each instance, which consent will not be unreasonably withheld.

11.     DEFAULT:
        -------

In the event Lessee fails to pay any installment of rent when due and such failure is not cured within ten (10) days after receipt of written notice of such failure by Lessor to Lessee by registered or certified mail or in the event of a material default in the performance by Lessee of any condition herein contained, and such default is not cured within thirty (30) days after receipt of written notice of such default by Lessor to Lessee by registered or certified mail, or such additional time as is reasonably necessary to cure the default, then, in any such case, Lessor may: (1) serve written notice upon Lessee that Lessor elects to terminate this Lease upon a specified date not less than thirty
(30) days after such written notice and this Lease shall then terminate on that date so specified, and Lessor shall have the right to re-enter, repossess, or re-rent the premises upon such date or (2) cure the default and invoice Lessee for all costs incurred by Lessor to cure the default, in which case this Lease shall continue in full force and effect if Lessee pays the costs of cure within 15 days following receipt of the invoice from Lessor. If Lessor shall at any time fail to perform any of the covenants, conditions, or provisions of this Lease, and such default is not removed within thirty (30) days after receipt of written notice thereof from Lessee or such additional time as is reasonably necessary to cure the default, then, in any such case, Lessee may: (1) serve written notice upon Lessor that Lessee elects to terminate this Lease upon a specified date, not less than thirty (30) days after such written notice, and this Lease shall then terminate on the date so specified or (2) cure the default and setoff the cost of cure against Lessee's next payment(s) of rent in which case this Lease shall continue in full force and effectNo default shall be deemed waived unless such waiver be in writing.

12.     INDEMNITY:
        ---------

Lessee shall defend, indemnify and hold Lessor harmless from and against any and all actions, costs, claims, losses, expenses and/or damages sustained by Lessor attributable to the recklessness, carelessness or negligence of Lessee or any of its agents, servants, or employees from any cause, including, without limitation by specification, property damage and/or injury or death to any person or persons. Lessor shall defend, indemnify and hold Lessee harmless from and against any and all actions, costs, claims, losses, expenses and/or damages sustained by Lessee attributable to the recklessness, carelessness or negligence of Lessor or any of its agents, servants or employees from any cause, including, without limitation by specification, property damage and/or injury or death to any person or persons.

<OPTIONAL-GARAGE  TO  END  OF  PARAGRAPH>  It is agreed that any actions, costs, claims, losses, expenses and/or damages resulting from design or structural faults or defects are the responsibility of Lessor. It is understood and agreed that the Premises are burdened with pipes, conduits, and lines necessary for utility services to Lessor's building. Lessor does hereby agree to save harmless, protect, and indemnify Lessee from and against any and all liability, claims, causes of action, and costs, including loss of revenue by Lessee, arising from, out of, or because of the existence of pipes, conduits, and lines on the Premises unless same shall result from negligent actions of Lessee, its servants, agents or employees.

13.     INTERFERENCE  WITH  USAGE:
        -------------------------

If due to war, or a valid order of a governmental agency, restrictions are placed on the use of automobiles or trucks for civilian use, or gasoline usage is restricted by governmental agency through rationing or other restrictions for a continuous period of sixty (60) days, or the flow of traffic is interrupted on _____________________, within one (1) block of the entrance to the Premises for a period in excess of seven (7) business days, then the annual rental under Paragraph 4 hereof shall be abated only during the period of such restrictions or interruptions and Lessor shall receive _____________ percent (____%) of all net receipts (gross receipts minus parking/sales taxes) for the entire period of time affected by such restrictions and interruptions. In the event Lessee exercises its option pursuant to the provisions of this paragraph, either Lessee or Lessor shall have the right to terminate this Lease by giving thirty (30) days written notice of such termination.

14.     DESTRUCTION  OF,  OR  DAMAGE  TO  PREMISES:
        ------------------------------------------

If the Premises are totally destroyed by fire, storm, lightning, earthquake, or other casualty, and including destruction due to bombing, shelling, or other war damage, this Lease shall be terminated and the rental accounted for as between Lessor and Lessee as of that date. If the Premises are damaged but not wholly destroyed by any such casualty, rental shall abate in such proportion as use of Premises has been destroyed, or made inaccessible or unusable, and Lessor shall restore the Premises to substantially the same condition as before damages as speedily as practicable, whereupon full rental shall recommence.

15.     HOLDING  OVER:
        -------------

If Lessee remains in possession of Premises after expiration of the term hereof, with Lessor's acquiescence and without any express agreement of the parties, Lessee shall be a lessee at will at the rental rate in effect at the end of the Lease; and there shall be no renewal of this Lease by operation of law.

16.     TAXES  AND  ASSESSMENTS:
        -----------------------

Lessor will be responsible for payment of all property taxes and special assessments on the Premises.

17.     TERMINATION  BY  LESSEE:
        -----------------------

In the event of the occurrence of any one or more of the following events (hereinafter "Events of Termination"), Lessee shall have the right to terminate this Lease upon appropriate notice to Lessor as hereinafter specified:

(a) If any license, franchise, right or privilege to operate an automobile parking facility on the Premises by Lessee is revoked or suspended for thirty
(30) consecutive days by the City of ____________________, or the governing authority having jurisdiction over the Premises, and such revocation or suspension is due to no fault, negligence, or act of omission or commission on part of Lessee.

(b) The permanent closing to vehicular traffic of any street, drive, or other vehicular thoroughfare by the City of __________________ or the governing authority having jurisdiction thereof to which the Premises presently have vehicular access.

(c) The denial of access by the City of _______________ or the governing authority having jurisdiction over the Premises to any street, drive or public vehicular thoroughfare which adjoins the Premises to the extent that the net receipts generated on the Premises shall be reduced by twenty five (25%) percent as compared with the net receipts generated during the two calendar months immediately prior to such alteration or change.

(d) The alteration or change by appropriate legal action by the City of ______________________, or the governing authority having such jurisdiction of the vehicular traffic pattern or flow in any street, drive, or vehicular thoroughfare which adjoins the Premises to the extent that the Gross Parking Revenue generated on the Premises shall be reduced by twenty-five percent (25%) as compared with the net receipts generated during the two calendar months immediately prior to such alteration or change.

After the occurrence of any one or combination of the preceding described events of termination, Lessee shall, at its option, have the right to terminate this Lease by giving Lessor thirty (30) days written notice of such termination.

18.     MISCELLANEOUS  PROVISIONS:
        -------------------------

It  is  mutually  covenanted  and  agreed by and between the parties as follows:

That  this  Lease  shall  be  construed  under  the  laws  of  the  State  of
____________________.

That the captions of the Articles of this Lease are inserted for identification only, and shall not govern the construction, nor alter, vary, or change any of the terms, conditions, or provisions of this Lease or any Article thereof.

Each provision herein shall be deemed separate and distinct from all other provisions, and if any one of them shall be declared illegal or unenforceable, the same shall not affect the legality or enforceability of the other terms, conditions, and provisions hereof, which shall remain in full force and effect.

Lessor will grant at Lessee's expense whatever easements are reasonably necessary to provide the utilities for all improvements on or placed on the Premises and access to the Premises during the term hereof.

Any person, firm or corporation who may acquire an interest in the Premises leased hereby, or in the improvements thereon, shall take notice of all the terms and conditions set out herein as well as the covenants referred to herein, and shall be bound thereby.

This Lease is specifically conditioned upon the ability of Lessee to obtain all necessary and requisite licenses, permits and/or other authorization from the applicable city, state, and county authorities having jurisdiction over the Premises in order to operate an off street automobile parking facility.

Lessee  shall  pay  all utility charges resulting from Lessee's use of Premises.

At the end of the initial or any extended term of this Lease, Lessee shall have the first right of refusal to match any bona fide offer to lease or buy the Premises. Lessor shall present any such written offer to Lessee, and Lessee shall notify Lessor within fifteen (15) days of its intention to match said offer, or to vacate the Premises.

Any structural, mechanical, electrical or other installations or any alterations required by statutes or regulations pertaining to air quality, environmental protection, provisions for persons with disabilities or other similar governmental requirements shall be the sole responsibility of Lessor.

Notwithstanding any other provision in this Lease, Lessee shall have the right to terminate the term hereof at any time without any further obligation to Lessor upon thirty (30) days written notice to Lessor and the payment of six (6) months fixed rent to Lessor.

In the event that either party institutes legal proceedings to enforce its rights hereunder, the prevailing party in such legal proceeding shall be paid all of the costs it incurs, including reasonable attorney's fees.

19.     NOTICES:
        -------

In the event notices are required to be sent under the provisions of this Lease, they will be mailed, postage prepaid by certified or registered mail, return receipt requested, addressed as follows:

     Lessor:               Lessee:

Monroe  J.  Carell,  Jr.
Chairman
Central  Parking  System  of  _____________
2401  Twenty-First  Avenue  South
Suite  200
Nashville,  Tennessee  37212

Either party may, by such notice, designate a new or other address to which notice may be mailed.

IN WITNESS WHEREOF, the parties hereto have caused their names to be hereto signed by their duly authorized officer on the date hereinbefore first written.


LESSOR:
ATTEST:                              ________________________________
                                   ________________________________

________________________               BY:  ____________________________

LESSEE:

ATTEST:                              CENTRAL  PARKING  SYSTEM  OF
                                   __________________________,  INC.


_________________________               BY:______________________________
                                        William  J.  Vareschi,
                                        CEO

APPROVED:  ________________________

                                    EXHIBIT A

                                LEGAL DESCRIPTION





Exhibit  10.16

                                 August 13, 2001



TO  THE  LENDERS  UNDER  THE  CREDIT  AGREEMENT

Re: Credit Agreement dated as of March 19, 1999 (as amended, modified and restated, the "Credit Agreement") among Central Parking Corporation, Central Parking System, Inc., Central Parking System Realty, Inc., Central Parking System of Massachusetts, Inc., CPC Finance of Tennessee, Inc., Kinney System of Sudbury St., Inc., and Allright Holdings, Inc. (the "Borrowers"), the Guarantors identified therein, the Lenders identified therein and NationsBank, N.A., a national banking association now known as Bank of America, N.A., as Agent. Capitalized terms used but not otherwise defined shall have the meanings provided in the Credit Agreement.


Ladies  and  Gentlemen:

At the request of Central Parking, please confirm your agreement to an increase in the LOC Committed Amount, as referenced and defined in Section 2.3(a) of the Credit Agreement, from Twenty-Five Million Dollars ($25,000,000) to Forty Million Dollars ($40,000,000). Please sign and return a copy of this letter amendment agreement to Kurt Oosterhouse of Moore & Van Allen, PLLC at (704) 378-2017 at your earliest convenience, but in any event by 5:00 p.m. EDT August 23, 2001. This letter amendment agreement will be effective upon our return receipt of executed consents from the Required Lenders.
Questions may be directed to Kathleen Hebert at (704) 388-4074. Thank you in advance for your cooperation.

Except as amended or otherwise modified hereby, all of the terms and provisions of the Credit Agreement and the other Credit Documents shall remain in full force and effect. This letter agreement shall be governed by and construed in accordance with the laws of the State of North Carolina. This letter agreement may be executed in one or more counterparts, each of which constitute an original, and all of which taken together shall constitute a single document.

Sincerely,                         ACKNOWLEDGMENT  AND  CONSENT
                                   ----------------------------

BANK  OF  AMERICA,  N.A.,             _______________AmSouth___________________
as  Administrative  Agent                         [Name  of  Lender]



By: /s/ Fred Wyatt                      By: /s/ Peter Lee
    ----------------------------           ------------------------------
Name:     Fred  Wyatt                    Name:     Peter  Lee
Title:     Senior  Vice  President       Title:     Vice  President




EXHIBIT  21


                        CENTRAL PARKING CORPORATION & SUBSIDIARIES
                                        ENTITY LIST

     STATE/COUNTRY
     OF INCORPORATION  COMPANY NAME

  1  AL                CENTRAL PARKING SYSTEM OF ALABAMA, INC.
  2  AR                ALLRIGHT L.R., INC.
  3  CA                ALLRIGHT CAL., INC.
  4  CA                KINCAL, INC.
  5  CO                ALLRIGHT COLORADO, INC.
  6  CT                KINNEY SYSTEM OF CONNECTICUT, INC.
  7  CT                KINNEY SYSTEM OF HARTFORD, INC.
  8  DC                DIPLOMAT PARKING CORPORATION
  9  DC                KINNEY SYSTEM OF FIFTH ST., INC.
 10  DC                KINNEY SYSTEM OF WASHINGTON SQUARE, INC.
 11  DC                KINNEY SYSTEM OF WASHINGTON, INC.
 12  DC                KINNEY SYSTEM, D.C.,  INC.
 13  DC                SARBOV PARKING CORPORATION
 14  DE                ALLRIGHT CORPORATION
 15  DE                ALLRIGHT HOLDINGS, INC.
 16  DE                ALLRIGHT PARKING MANAGEMENT, INC.
 17  DE                APARKCO FINANCE, INC.
 18  DE                APARKCO, INC.
 19  DE                KINNEY PARKING, INC.
 20  DE                KINNEY SYSTEM OF DELAWARE, INC.
 21  DE                KINNEY SYSTEM, INC.
 22  DE                SQUARE 88 CORP
 23  DE                SQUARE WILMINGTON CORP
 24  IL                ALLRIGHT PARKING CHICAGO, INC.
 25  IN                CENTRAL PARKING SYSTEM OF INDIANA, INC.
 26  LA                ALLRIGHT BATON ROUGE, INC.
 27  LA                ALLRIGHT SHREVEPORT, INC.
 28  MA                ALLRIGHT BOSTON PARKING, INC.
 29  MA                AZURE PROP., INC.
 30  MA                KINNEY MYSTIC CENTER, INC.
 31  MA                KINNEY PARKING OF SUFFOLK COUNTY, INC.
 32  MA                KINNEY SYSTEM OF BOSTON, INC.
 33  MA                KINNEY SYSTEM OF SUDBURY ST., INC.
 34  MD                KINNEY SYSTEM OF BETHESDA INC.
 35  MI                HONOR GUARD SERVICE, INCORPORATED
 36  MI                NATIONAL GARAGES, INCORPORATED
 37  MN                ALLRIGHT PARKING MINNESOTA, INC.
 38  MO                ALLRIGHT CARPARK, INC.
 39  NE                ALLRIGHT PARKING OMAHA, INC.
 40  NJ                ALLRIGHT NEW JERSEY, INC.
 41  NJ                CENTRAL PARKING SYSTEM OF  NEW JERSEY, INC
 42  NJ                KINNEY HOBOKEN AT OBSERVER HIGHWAY, INC.
 43  NJ                KINNEY INTERNATIONAL INC.
 44  NJ                KINNEY LOMBARDY STREET, INC.
 45  NJ                KINNEY LONG BRANCH, INC.
 46  NJ                KINNEY OF ATLANTIC CITY, INC.
 47  NJ                KINNEY OF CAMDEN, INC.
 48  NJ                KINNEY OF NORTHERN NEW JERSEY, INC.
 49  NJ                KINNEY SYSTEM OF ATLANTIC CITY, INC
 50  NJ                KINNEY SYSTEM OF NEW JERSEY, INC.
 51  NJ                SQUARE KENTUCKY CORP.
 52  NJ                WASHINGTON KINNEY, INC.
 53  NV                ALLRIGHT SIERRA PARKING, INC.
 54  NY                12 WEST 48TH STREET CORP.
 55  NY                12 WEST 48TH STREET, LLC
 56  NY                22 ANSON PLACE, INC.
 57  NY                70 E. 10TH ST. SQUARE CORP.
 58  NY                ALLRIGHT NEW YORK PARKING, INC.
 59  NY                ALLRIGHT PARKING BUFFALO, INC.
 60  NY                ALLRIGHT PARKING NY LLC
 61  NY                ALLRIGHT PARKING SYRACUSE, INC.
 62  NY                BLACK ANGUS, LLC
 63  NY                KINNEY - 40TH ST. INC
 64  NY                KINNEY - 9TH STREET, INC.
 65  NY                KINNEY - CIVIC CENTER, INC.
 66  NY                KINNEY - GUNHILL, INC.
 67  NY                KINNEY 345 W. 58TH ST., INC.
 68  NY                KINNEY 360 E. 65TH ST., INC.
 69  NY                KINNEY 444 TENTH AVE., INC.
 70  NY                KINNEY DELTA  CORP.
 71  NY                KINNEY EAST 75TH STREET, INC.
 72  NY                KINNEY JOHNSON AVENUE, INC.
 73  NY                KINNEY LONDON TERRACES, INC.
 74  NY                KINNEY METROPOLITAN TOWER, INC
 75  NY                KINNEY NORTH MOORE STREET, INC.
 76  NY                KINNEY OF 18TH ST., INC.
 77  NY                KINNEY OF AMERICA, INC.
 78  NY                KINNEY OF ARCHER AVENUE, INC.
 79  NY                KINNEY OF BROOKLYN, INC.
 80  NY                KINNEY OF LONG ISLAND, INC.
 81  NY                KINNEY OF MULBERRY ST., INC.
 82  NY                KINNEY OF ROOSEVELT, INC.
 83  NY                KINNEY ON 11TH STREET, INC.
 84  NY                KINNEY PARKING OF 40TH ST., INC.
 85  NY                KINNEY PARKING OF THE BRONX, INC.
 86  NY                KINNEY PARKING SYSTEM, INC.
 87  NY                KINNEY PROMENADE, INC.
 88  NY                KINNEY SYSTEM EASTSIDE PARKING, INC.
 89  NY                KINNEY SYSTEM HOLDING CORP.
 90  NY                KINNEY SYSTEM MANAGEMENT, INC.
 91  NY                KINNEY SYSTEM OF GREATER NEW YORK, INC.
 92  NY                KINNEY TOWER, INC.
 93  NY                KINNEY VALET PARKING, INC.
 94  NY                KINNEY VARICK BROADWAY, INC.
 95  NY                KINNEY WEST 83RD ST., INC.
 96  NY                KINNEY YORK AVENUE, INC.
 97  NY                LCB PARKING CORP.
 98  NY                METROPOLITAN KINNEY INC.
 99  NY                S&M ENTERPRISES, INC.
100  NY                SAMPLE PARKING CORP.
101  NY                SAS PARKING SERVICES, INC.
102  NY                SLATE PARKING CORP.
103  NY                SONAR PARKING CORP.
104  NY                SPACE PARKING SERVICES, INC.
105  NY                SPECIALIZED PARKING SYSTEM, INC.
106  NY                SPS PARKING GROUP, INC.
107  NY                SPS PARKING SERVICES, INC.
108  NY                SQUARE INDUSTRIES, INC.
109  NY                SQUARE PLUS OPERATING CORP
110  NY                STOP - PARK GARAGE CORP.
111  NY                TRIPLE S PARKING SERVICES, INC.,
112  NY                VANDERBILT PARKING CORP.
113  PA                KINNEY - KENNEDY BOULEVARD, INC.
114  PA                KINNEY INDEPENDENCE MALL, INC.
115  PA                KINNEY OF PHILADELPHIA, INC.
116  PA                KINNEY OF RACE STREET, INC
117  PA                KINNEY SYSTEM OF PHILADELPHIA, INC.
118  PA                SQUARE PHILADELPHIA CORP
119  PA                SQUARE RODMAN CORP.
120  PA                SQUARE SANSOM CORP.
121  PA                TWELVE WALSAN CORPORATION
122  RI                KINNEY SYSTEM OF PROVIDENCE ,INC.
123  TN                CENTRAL PARKING SYSTEM - AIRPORT SERVICES, INC.
124  TN                CENTRAL PARKING SYSTEM OF ASIA, INC.
125  TN                CENTRAL PARKING SYSTEM OF CONNECTICUT, INC.
126  TN                CENTRAL PARKING SYSTEM OF FLORIDA, INC.
127  TN                CENTRAL PARKING SYSTEM OF GEORGIA, INC.
128  TN                CENTRAL PARKING SYSTEM OF ILLINOIS, INC.
129  TN                CENTRAL PARKING SYSTEM OF IOWA, INC.
130  TN                CENTRAL PARKING SYSTEM OF KANSAS CITY, INC.
131  TN                CENTRAL PARKING SYSTEM OF KENTUCKY, INC.
132  TN                CENTRAL PARKING SYSTEM OF LOUISIANA, INC.
133  TN                CENTRAL PARKING SYSTEM OF MARYLAND, INC.
134  TN                CENTRAL PARKING SYSTEM OF MASSACHUSETTS, INC.
135  TN                CENTRAL PARKING SYSTEM OF MISSISSIPPI, INC.
136  TN                CENTRAL PARKING SYSTEM OF NEW YORK, INC.
137  TN                CENTRAL PARKING SYSTEM OF NORTH CAROLINA, INC.
138  TN                CENTRAL PARKING SYSTEM OF OHIO, INC.
139  TN                CENTRAL PARKING SYSTEM OF OKLAHOMA, INC.
140  TN                CENTRAL PARKING SYSTEM OF PENNSYLVANIA, INC.
141  TN                CENTRAL PARKING SYSTEM OF PUERTO RICO, INC.
142  TN                CENTRAL PARKING SYSTEM OF RHODE ISLAND, INC.
143  TN                CENTRAL PARKING SYSTEM OF SOUTH CAROLINA, INC.
144  TN                CENTRAL PARKING SYSTEM OF ST. LOUIS, INC.
145  TN                CENTRAL PARKING SYSTEM OF TENNESSEE, INC.
146  TN                CENTRAL PARKING SYSTEM OF VIRGINIA, INC.
147  TN                CENTRAL PARKING SYSTEM OF WASHINGTON, INC.
148  TN                CENTRAL PARKING SYSTEM OF WISCONSIN, INC.
149  TN                CENTRAL PARKING SYSTEM REALTY OF MISSOURI, INC
150  TN                CENTRAL PARKING SYSTEM REALTY OF NEW YORK, INC
151  TN                CENTRAL PARKING SYSTEM REALTY, INC
152  TN                CENTRAL PARKING SYSTEM, INC
153  TN                CPC FINANCE OF TENNESSEE, INC.
154  TN                CPS OF THE NORTHEAST, INC
155  TN                DENVER BASEBALL STADIUM GARAGE
156  TN                LARIMER DEVELOPMENT CORP.
157  TN                SHERIDAN HERITAGE DEVELOPMENT CORP.
158  TX                ALLRIGHT BEAUMONT COMPANY
159  TX                ALLRIGHT PARKING EL PASO, INC.
160  TX                ALLRIGHT PARKING SYSTEM, INC.
161  TX                ALLRIGHT REALTY COMPANY
162  TX                ALLRIGHT SAN ANTONIO PARKING
163  TX                CENTRAL PARKING SYSTEM OF TEXAS, INC.
164  VA                KINNEY OF NORTHERN VIRGINIA, INC.
165  BRITISH COLUMBIA  ALLRIGHT PARK VANCOUVER LTD.
166  CANADA            157166 CANADA, INC.
167  CANADA            811462 ONTARIO, INC.
168  CANADA            ALLRIGHT AUTO PARKS CANADA, LTD.
169  CANADA            IDEAL PARKING, INC.
170  CHILE             ESTACIONAMIENTOS CENTRAL PARKING SYSTEM CHILE LIMTADA
171  CHILE             INVERSIONES CENTRAL PARKING SYSTEM LIMITADA
172  CZECH             CENTRAL PARKING
173  DE                CENTRAL PARKING FINANCE TRUST
174  GERMANY           CENTRAL PARKING SYSTEM DEUTSCHLAND GMBH
175  GREECE            CENTRAL PARKING SYSTEM ATHENS S.A.
176  GREECE            CENTRAL PARKING SYSTEM HELLAS S.A.
177  IRELAND           CENTRAL PARKING SYSETM IRELAND LIMITED
178  MEXICO            CENTRAL PARKING SYSTEM OF MEXICO, SA De CV
179  MEXICO            SERVICIOS CORPORATIVOS PARA ESTACIONAMIENTOS, SA De CV
180  POLAND            CENTRAL PARKING SYSTEM POLAND LIMITED
181  SPAIN             CENTRAL PARKING SYSTEM ESPANA, S.A.
182  UK                CENTRAL PARKING SYSTEM OF THE U.K., LTD
183  UK                CONTROL PLUS PARKING SYSTEM OF UK, LTD.
184  VENEZUELA         CENTRAL PARKING SYSTEM OF VENEZUELA, S.A.

EXHIBIT  23

     ACCOUNTANTS'  CONSENT

The  Board  of  Directors
Central  Parking  Corporation

We consent to the incorporation by reference in the registration statements (Nos. 33-98118, 33-98120, 33-98122, 333-37909 and 333-74837) on Form S-8 and the
registration statement (No. 333-52497) on Form S-3 of Central Parking Corporation of our report dated November 26, 2001, with respect to the consolidated balance sheets of Central Parking Corporation as of September 30, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001, and all related financial statement schedules, which report is included in the September 30, 2001 Form 10-K of Central Parking Corporation.



KPMG  LLP
Nashville,  Tennessee
December  21,  2001