Form 10-Q
period 2001-12-31
CENTRAL PARKING CORP
filed 2002-02-14
CIK 949298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2001

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Tennessee                           62-1052916
               ---------                           ----------
(State or Other Jurisdiction   (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

  2401 21st Avenue South,
  Suite 200, Nashville, Tennessee                           37212
  -------------------------------                           -----
 (Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number, Including Area Code:     (615) 297-4255


Former name, address and fiscal year, if changed since last report:     Not
                                                                 Applicable



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES   X  NO  ___
                                             ---      ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


            Class                           Outstanding at February 12, 2002
 -----------------------------              --------------------------------
 Common Stock, $0.01 par value                      35,758,789

                                      INDEX

                           CENTRAL PARKING CORPORATION


PART  I.     FINANCIAL  INFORMATION     PAGE
-------      ----------------------     ----

Item  1.     Financial  Statements  (Unaudited)

     Consolidated  balance  sheets
     ---December  31,  2001  and  September  30,  2001                         3

     Consolidated  statements  of  earnings
     ---  three  months  ended  December  31,  2001  and  2000                 4

     Consolidated  statements  of  cash  flows
     ---  three  months  ended  December  31,  2001  and  2000                 5

     Notes  to  consolidated  financial  statements                            6

Item  2.     Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                                  15

Item  3.     Quantitative  and Qualitative Disclosure about Market Risk       19

PART  2.     OTHER  INFORMATION
-------      -------------------

Item  1.     Legal  Proceedings                                               20

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      20

Item  6.     Exhibits  and  Reports  on  Form  8-K                            21


     SIGNATURES                                                               26
     ----------

Item  1.  Financial  Statements
-------------------------------
                           CENTRAL PARKING CORPORATION
                           Consolidated Balance Sheets
                                  Unaudited

Amounts  in  thousands,  except  share  data


                                                                                 December 31,    September 30,
                                                                                     2001             2001
ASSETS
Current assets:
 Cash and cash equivalents                                                       $      43,770   $       41,849
 Management accounts receivable                                                         38,815           32,613
 Accounts receivable - other                                                            15,369           16,149
 Current portion of notes receivable (including amounts due from partnerships, joint ventures and unconsolidated subsidiaries of $7,528 at December 31, 2001
        and $4,304 at September 30, 2001)                                               10,182            6,836
 Prepaid rent                                                                            2,269            1,479
 Prepaid other expenses                                                                  9,647            5,460
 Deferred income taxes                                                                     259              259
                                                                                 --------------  ---------------
   Total current assets                                                                120,311          104,645
Investments, at amortized cost (fair value of $6,105 at December 31,
 and $6,215 at September 30, 2001)                                                       6,129            6,035
Notes receivable, less current portion                                                  43,035           42,931
Property, equipment, and leasehold improvements, net                                   410,059          415,405
Contracts and lease rights, net                                                         97,155           88,094
Goodwill, net                                                                          251,477          250,630
Investment in and advances to partnerships, joint ventures
    and unconsolidated subsidiaries                                                     28,933           30,704
Other assets                                                                            50,192           48,437
                                                                                 --------------  ---------------
 Total Assets                                                                    $   1,007,291   $      986,881
                                                                                 ==============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and capital lease obligations                 $      53,517   $       53,337
 Accounts payable                                                                       92,605           77,887
 Accrued payroll and related costs                                                      11,894           12,616
 Accrued expenses                                                                       12,760           12,381
 Management accounts payable                                                            20,801           20,541
 Income taxes payable                                                                   14,396            7,134
                                                                                 --------------  ---------------
 Total current liabilities                                                             205,973          183,896
Long-term debt and capital lease obligations, less current portion                     208,475          208,885
Deferred rent                                                                           22,473           22,310
Deferred compensation                                                                   12,486           12,330
Deferred income taxes                                                                   16,797           15,757
Minority interest                                                                       29,436           31,121
Other liabilities                                                                       21,255           21,136
                                                                                 --------------  ---------------
 Total liabilities                                                                     516,895          495,435
                                                                                 --------------  ---------------

Company-obligated mandatorily redeemable convertible securities of
 subsidiary holding solely parent debentures                                            94,055          110,000

Shareholders' equity:
 Common stock, $0.01 par value; 50,000,000 shares authorized,  35,757,050 and 35,791,550 shares issued and outstanding at December 31, and
 September 30, 2001, respectively                                                          358              358
 Additional paid-in capital                                                            237,983          238,464
 Accumulated other comprehensive loss, net                                              (1,751)          (1,979)
 Retained earnings                                                                     160,456          145,308
 Shares held in trust                                                                     (705)            (705)
                                                                                 --------------  ---------------
 Total shareholders' equity                                                            396,341          381,446
                                                                                 --------------  ---------------
 Total Liabilities and Shareholders' Equity                                      $   1,007,291   $      986,881
                                                                                 ==============  ===============


See  accompanying  notes  to  consolidated  financial  statements

                           CENTRAL PARKING CORPORATION
                       Consolidated Statements of Earnings
                                    Unaudited

Amounts  in  thousands,  except  per  share  data

                                                                                Three months ended
                                                                                    December 31,
                                                                                  2001       2000
                                                                                  ----       ----
Revenues:
 Parking                                                                        $147,372   $151,677
 Management contract                                                              29,579     25,888
                                                                                ---------  ---------
   Total revenues                                                                176,951    177,565
                                                                                ---------  ---------

Costs and expenses:
 Cost of parking                                                                 127,970    123,965
 Cost of management contracts                                                     12,009     10,222
 General and administrative                                                       17,991     17,728
 Goodwill and non-compete amortization                                               118      3,001
                                                                                ---------  ---------
   Total costs and expenses                                                      158,088    154,916
                                                                                ---------  ---------

Property-related gains, net                                                        4,008      2,777
                                                                                ---------  ---------

 Operating earnings                                                               22,871     25,426

Other income (expenses):
 Interest income                                                                   1,352      1,554
 Interest expense                                                                 (3,258)    (5,941)
 Dividends on Company-obligated mandatorily redeemable
   convertible securities of a subsidiary trust                                   (1,471)    (1,472)
 Equity in partnership and joint venture earnings                                  1,388      1,114
                                                                                ---------  ---------

Earnings before income taxes, minority interest, extraordinary item
 and cumulative effect of accounting change                                       20,882     20,681

Income tax expense                                                                 7,239      8,212
                                                                                ---------  ---------
Earnings before minority interest, extraordinary item
 and cumulative effect of accounting change                                       13,643     12,469
Minority interest in earnings of consolidated subsidiaries, net of tax            (1,271)      (788)
                                                                                ---------  ---------
Earnings before extraordinary item and cumulative effect of accounting change     12,372     11,681
Extraordinary item, net of tax                                                     3,312         --
Cumulative effect of accounting change, net of tax                                    --       (258)
                                                                                ---------  ---------

Net earnings                                                                    $ 15,684   $ 11,423
                                                                                =========  =========



Basic earnings per share:
 Earnings before extraordinary item and cumulative effect of accounting change  $   0.35   $   0.32
 Extraordinary item, net of tax                                                     0.09         --
 Cumulative effect of accounting change, net of tax                                   --      (0.01)
                                                                                ---------  ---------
   Net earnings                                                                 $   0.44   $   0.32
                                                                                =========  =========

Diluted earnings per share:
 Earnings before extraordinary item and cumulative effect of accounting change  $   0.34   $   0.32
 Extraordinary item, net of tax                                                     0.09         --
 Cumulative effect of accounting change, net of tax                                   --      (0.01)
                                                                                ---------  ---------
   Net earnings                                                                 $   0.44   $   0.31
                                                                                =========  =========



See  accompanying  notes  to  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
                      Consolidated Statements of Cash Flows


                                                                                                         Three months ended
                                                                                                             December 31,
                                                                                                            2001       2000
                                                                                                            ----       ----
Cash flows from operating activities:
 Net earnings                                                                                            $ 15,684   $ 11,423
 Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization of property                                                                5,751      5,221
   Amortization of goodwill and non-compete agreements                                                        118      3,001
   Amortization of contract and lease rights, deferred rent, deferred financing fees and other              2,865      3,142
   Equity in partnership and joint venture earnings                                                        (1,388)    (1,114)
   Distributions from partnerships and joint ventures                                                       2,019      1,914
   Net gains on property-related activities                                                                (4,008)    (2,777)
   Gain on sale of trust issued preferred securities, net of tax                                           (3,312)        --
   Deferred income tax (benefit) expense                                                                      888       (284)
   Minority interest                                                                                        1,271        788
 Changes in operating assets and liabilities:
   Management accounts receivable                                                                          (3,978)      (939)
   Accounts receivable - other                                                                              1,337     (1,571)
   Prepaid rent                                                                                              (790)     1,314
   Prepaid expenses                                                                                        (4,187)    (2,535)
   Other assets                                                                                              (769)    (1,349)
   Accounts payable, accrued expenses and deferred compensation                                            11,506     (4,809)
   Management accounts payable                                                                                260     (2,870)
   Income taxes payable                                                                                     5,028      4,823
                                                                                                         ---------  ---------
 Net cash provided by operating activities                                                                 28,295     13,378
                                                                                                         ---------  ---------
Cash flows from investing activities:
 Proceeds from disposition of property and equipment                                                       15,009     15,029
 Investment in notes receivable                                                                            (3,516)    (1,833)
 Repayments of notes receivable                                                                               305      2,970
 Purchase of property, equipment and leasehold improvements                                                (6,082)    (7,515)
 Purchase of contract and lease rights                                                                     (4,040)      (530)
 Investments in and advances to partnerships, joint ventures and unconsolidated subsidiaries                  (86)      (624)
 Repayments of capital and principal from partnerships, joint ventures and unconsolidated subsidiaries        266        303
 Acquisitions, net of cash acquired                                                                       (12,264)        --
 Proceeds from maturities and calls of investments                                                            152         55
 Purchase of investments                                                                                     (246)      (143)
                                                                                                         ---------  ---------
 Net cash (used) provided by investing activities                                                         (10,502)     7,712
                                                                                                         ---------  ---------
Cash flows from financing activities:
 Dividends paid                                                                                              (539)      (545)
 Net borrowings (repayments) under revolving credit agreement, net of issuance costs                       12,500        550
 Payment to minority interest partners                                                                     (3,107)    (3,300)
 Principal repayments on notes payable and capital lease obligations                                      (14,245)   (15,652)
 Repurchase of common stock                                                                                  (488)    (6,291)
 Repurchase of mandatorily redeemable securities                                                          (10,000)        --
 Proceeds from issuance of common stock and exercise of stock options, net                                      7         84
                                                                                                         ---------  ---------
 Net cash used by financing activities                                                                    (15,872)   (25,154)
                                                                                                         ---------  ---------
Foreign currency translation                                                                                   --         (9)
                                                                                                         ---------  ---------
 Net increase (decrease) in cash and cash equivalents                                                       1,921     (4,073)
Cash and cash equivalents at beginning of period                                                           41,849     43,214
                                                                                                         ---------  ---------
Cash and cash equivalents at end of period                                                               $ 43,770   $ 39,141
                                                                                                         =========  =========

Non-cash transactions:
    Issuance of restricted stock                                                                         $     25   $     12
    Purchase of equipment with capital lease                                                             $    396   $     --
    Unrealized loss (gain) on fair value of derivatives                                                  $   (228)  $    515

Effects of acquisitions:
    Estimated fair value of tangible assets acquired                                                     $  4,883   $     --
    Estimated fair value of intangible assets acquired                                                      8,750
    Purchase price in excess of net assets acquired (goodwill)                                                748         --
    Estimated fair value of liabilities assumed                                                            (2,117)        --
                                                                                                         ---------  ---------
    Net cash paid for acquisitions                                                                       $ 12,264   $     --
                                                                                                         =========  =========

Supplemental cash flow information:
 Cash paid for interest                                                                                  $  3,011   $  5,421
 Cash paid for income taxes                                                                              $  1,300   $  3,336

See  accompanying  notes  to  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

BASIS  OF  PRESENTATION

      The accompanying unaudited consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended
September  30,  2001  (included  in  the  Company's Annual Report on Form 10-K).
Certain prior year amounts have been reclassified to conform to current year presentation.

BUSINESS  COMBINATIONS
     The Company completed the acquisitions described below during the three months ended December 31, 2001. Each acquisition was financed through the Company's existing Credit Facility and was accounted for as a purchase.

USA  Parking  Systems
     On October 1, 2001, the Company purchased substantially all of the assets of USA Parking Systems, Inc, for $11.5 million in cash. The purchase included 61 management and lease contracts located primarily in south Florida and Puerto Rico. The fair value of the assets acquired as of the acquisition date was as follows (in thousands):


Tangible assets           $ 2,779
Noncompete agreement          175
Trade name                    100
Contract rights             8,475
                          -------
     Net assets acquired  $11,529
                          =======


The tangible assets primarily consisted of accounts receivable and parking equipment. The noncompete agreement is with the seller, who is now employed by the Company. The duration of the agreement extends five years beyond the seller's termination of such employment and will begin to be amortized at that time. The trade name is included as goodwill and is not subject to amortization. The contract rights will be amortized over 15 years, which is the average estimated life of the contracts including future renewals. The purchase agreement also contained an incentive provision whereby the seller may receive an additional purchase price of up to $2.3 million based on earnings for the twelve months ended March 31, 2004. The incentive provision is not conditional upon employment. Any amounts paid under this provision will be classified as goodwill.

Universal  Park  Holdings
     On October 1, 2001, the Company purchased 100% of the common stock of Universal Park Holdings ("Universal") for $535 thousand. Universal provides fee collection and related services for state, local and national parks and had contracts to provide these services to six parks in the western United States as of the acquisition date. The purchase price included $385 thousand paid in cash at closing and a $150 thousand commitment to be paid after one year contingent upon retention of acquired contracts. The purchase resulted in goodwill of $590 thousand, which is not deductible for tax purposes. This acquisition enables the Company to enter into the municipal, state, and national parks market.

Lexis  Systems,  Inc.
     On October 1, 2001, the Company purchased a 70% interest in Lexis Systems, Inc. ("Lexis") for $350 thousand in cash. Lexis manufactures and sells automated pay stations used primarily for parking facilities. The purchase resulted in goodwill of $158,000, which is not deductible for tax purposes. The Company intends to use the automated pay stations in its existing parking operations as well as for sale to other parking operators.


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three months ended
                                            December 31, 2001                    December 31, 2000
                                            -----------------                    ------------------
                                        Income     Common                  Income     Common
                                       Available   Shares   Per Share     Available    Shares   Per Share
                                        ($000's)   (000's)     Amount      ($000's)   (000's)    Amount
                                       ----------  -------  -----------  -----------  -------  ----------
Basic earnings per share before
  extraordinary item and cumulative
  effect of accounting change . . . .  $   12,372   35,754  $     0.35   $    11,681   36,012  $     0.32

Effect of dilutive stock and options:
    Stock option plan and warrants. .          --      251       (0.01)           --      112          --
    Restricted stock plan . . . . . .          --       --          --            --      185          --
                                       ----------  -------  -----------  -----------  -------  ----------

Diluted earnings per share before
  extraordinary item and cumulative
  effect of accounting change . . . .  $   12,372   36,005  $     0.34   $    11,681   36,309  $     0.32
                                       ==========  =======  ===========  ===========  =======  ==========


     Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company's restricted stock plan, because under the related agreements the holder of such restricted stock may forfeit the shares if certain employment or service requirements are not met.

     The company-obligated mandatorily redeemable securities of the subsidiary trust have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At December 31, 2001 and 2000, such securities were convertible into 1,710,093 and 2,000,000 shares of common stock, respectively. For the three months ended December 31, 2001 and 2000, options to purchase 1,811,765 and 1,884,797 shares, respectively, are excluded from the diluted common shares since they are anti-dilutive.


PROPERTY-RELATED  GAINS,  NET
     The Company routinely disposes of owned properties due to various factors, including economic considerations, unsolicited offers from third parties and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three months ended December 31, 2001 and 2000 is as follows:

                                                                                 Three months ended
                                                                                    December 31,
                                                                                    2001      2000
                                                                                  -------  --------
Net gains on sale of property                                                     $4,960   $ 5,515
Impairment charges for property, equipment and leasehold improvements                (56)     (715)
Impairment charges for contract rights, lease rights and other intangible assets    (896)     (492)
Lease termination costs                                                               --    (1,531)
                                                                                  -------  --------
Total property-related gains, net                                                 $4,008   $ 2,777
                                                                                  =======  ========


     The Company recognized $ 5.0 million of gains on sales of property during the three months ended December 31, 2001, primarily from the condemnation of a property in Houston, Texas. The Company also wrote off contract rights of $0.9 million for locations in Houston and Fort Worth, Texas, and San Diego, California that are no longer operated by the Company.

     The Company recorded impairment charges totaling $1.2 million during the quarter ended December 31, 2000. Of this amount, $0.7 million was attributable to a property where the operating lease agreement was amended such that the carrying value of the leasehold improvements was no longer supportable by projected future cash flows, which were based on actual operating cash flows projected over the remaining term of the related lease agreement. The remaining $0.5 million of the charge reflects a reduction in certain Allright-related intangible assets which are no longer of any value to the Company.

     Impaired assets in both periods were held for use at the time of impairment. The Company determines impairment by comparing the carrying value of the assets to the projected undiscounted future cash flows from the property or properties to which they relate. If such projected future cash flows exceed the carrying value of the asset, the asset is considered to be impaired and the carrying value is written down to its net realizable value.


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

     The Company was required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 142 must be adopted by October 1, 2002, but may be adopted as of October 1, 2001. The Company has elected this early adoption. SFAS No. 142 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. With the adoption of SFAS No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and has determined that no amortization period adjustments are required. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company must test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Any impairment loss would be measured as of October 1, 2001, the date of adoption, and recognized as the cumulative effect of a change in accounting principle in the quarter ended December 31, 2001. As of December 31, 2001, the Company has not identified any intangible assets with indefinite useful lives, other than goodwill.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company is structured into geographical segments. Each segment consists of several cities which report to a single senior vice president. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers each city to be a separate reporting unit. The
Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     As of September 30, 2001, the Company's unamortized goodwill amounted to $250.6 million and unamortized identifiable intangible assets amounted to $88.1 million, all of which were subject to the transition provisions of SFAS No. 142. The effects of adoption of SFAS No. 142 on results of operations for the three months ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                         For the three months
                                          ended December 31,
                                               2001     2000
                                             -------  -------
Reported net earnings                        $15,684  $11,423
Add back: Goodwill amortization, net of tax       --    2,706
                                             -------  -------
Pro forma net earnings                       $15,684  $14,129
                                             =======  =======

Basic earnings per share:
  Reported net earnings                      $  0.44  $  0.32
  Goodwill amortization                      $    --  $  0.07
                                             -------  -------
  Pro forma net earnings                     $  0.44  $  0.39
                                             =======  =======

Diluted earnings per share:
  Reported net earnings                      $  0.44  $  0.31
  Goodwill amortization                      $    --  $  0.07
                                             -------  -------
  Pro forma net earnings                     $  0.44  $  0.38
                                             =======  =======


     As of December 31, 2001, the Company had the following intangible assets (in thousands):

                              Gross
                             Carrying   Accumulated
                              Amount    Amortization     Net
                             ---------  -------------  -------
Amortized intangible assets
  Contract and lease rights  $ 129,372  $      32,217  $97,155
  Noncompete agreements          2,575          1,899      676
                             ---------  -------------  -------
      Total                  $ 131,947  $      34,116  $97,831
                             =========  =============  =======


     Amortization expense related to the contract rights and noncompete agreements was $2,374,000 and $118,000, respectively, for the three months ended December 31, 2001. Estimated amortization expense for the next five years is as follows (in thousands):

Year ending September 30, 2002  $9,900
Year ending September 30, 2003   9,661
Year ending September 30, 2004   9,530
Year ending September 30, 2005   8,392
Year ending September 30, 2006   8,392


     The changes in carrying amount of goodwill for the three months ended December 31, 2001 are as follows (in thousands):

                                  Reporting Segments
                                  ------------------

                                   Two     Three     Four    Other    Total
                                 --------  ------  -------  -------  --------
Balance as of October 1, 2001    $199,132  $3,036  $19,857  $28,605  $250,630
Acquired during the period             --      --       --      847       847
                                 --------  ------  -------  -------  --------
Balance as of December 31, 2001  $199,132  $3,036  $19,857  $29,452  $251,477
                                 ========  ======  =======  =======  ========


LONG-TERM  DEBT
     The Company has a credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon Central Parking achieving certain financial ratios. The amount outstanding under the Company's Credit Facility as of December 31, 2001 was $238.0 million with a weighted average interest rate of 3.2%, including the principal amount of the term loan of $112.5 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $56.9 million at December 31, 2001, which is net of $17.6 million of stand-by letters of credit. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid.

     The Company is required to maintain the aforementioned financial covenants under the Credit Facility as of the end of each fiscal quarter. Despite a decline in revenues due primarily to the recession and the September 11 tragedy, the Company was in compliance with these financial covenants as of December 31, 2001; however, there can be no assurance that the Company will be in compliance with one or more of these covenants in future quarters. The Company had discussions with its agent bank regarding potential amendments to its Credit Facility. These amendments would likely increase the weighted average interest rate under the Credit Facility, which was 3.2% as of December 31, 2001. In addition, the Company continues to evaluate various financing alternatives, including sale/leaseback opportunities, mortgage financing and additional repurchases of a portion of its mandatorily redeemable convertible securities, as it seeks to optimize the rate, duration and mix of its debt.

     The Company has a note payable related to the Black Angus Garage, with an outstanding principal balance of $13.1 million at December 31, 2001. The Company is required to maintain certain financial covenants related to this note as of the end of each fiscal year. At September 30, 2001, the Company was not in compliance with an annual debt coverage ratio covenant related to this note and obtained a waiver.


CONVERTIBLE  TRUST  ISSUED  PREFERRED  SECURITIES
     On December 28, 2001, the Company purchased 637,795 shares of its convertible trust-issued preferred securities (the "Preferred Securities") for $10.0 million. The transaction resulted in an extraordinary gain of $3.3 million, net of a writedown of a proportionate share of the related deferred finance costs of $0.4 million and income taxes of $2.2 million. The Preferred Securities prohibit the payment of dividends on the Company's common stock if quarterly distributions on the Preferred Securities are not made.


DERIVATIVE  FINANCIAL  INSTRUMENTS
     The Company uses variable rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes it is prudent to limit the variability of its interest payments.

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

     On October 1, 2000, the Company prospectively adopted the provisions of SFAS No. 133 and SFAS No. 138, which resulted in the recording of a net transition loss of $380 thousand, net of related income taxes of $253 thousand, in accumulated other comprehensive loss. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. Prior to adoption of SFAS No. 133 and SFAS No. 138, the Company recorded interest rate cap instruments at cost and amortized these costs into interest expense over the terms of the cap agreements. Amounts received under the cap agreements were recorded against interest expense. Amounts paid or received under the swap agreements were recorded as increases or decreases to interest expense. The adoption of SFAS No. 133 and SFAS No. 138 resulted in the Company reducing derivative instrument assets by $280 thousand and recording $353 thousand of derivative instrument liabilities.

     At December 31, 2001, the Company's derivative financial instruments consist of three interest rate cap agreements with a combined notional amount of $75 million and two interest rate swaps with a combined notional amount of $38 million that effectively convert an equal portion of its debt from a variable rate to a fixed rate. The derivative financial instruments are reported at their fair values, and are included as other assets and other liabilities, respectively, on the face of the balance sheet. The following table lists the amortized cost and carrying value (fair value) of each type of derivative financial instrument (amounts in thousands):


                                    December 31, 2001   September 30, 2001
                                    Amortized   Fair    Amortized    Fair
                                      Cost      Value     Cost       Value
                                    ----------  ------  ----------  ------
Derivative instrument assets:
  Interest rate caps                $      395  $  133  $      440  $   63

Derivative instrument liabilities:
  Interest rate swaps               $       --  $2,710  $       --  $2,975


     The underlying terms of the interest rate swaps and caps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss on the face of the balance sheet. The portion of this accumulated loss that relates to the actual amount paid for the interest rate caps is amortized to earnings as interest expense on a straight-line basis over the life of the caps. Approximately $107 thousand, net of income tax benefit of $72 thousand, is expected to be amortized to earnings in the next 12 months.

     During the three months ended December 31, 2001, the Company recognized an unrealized gain of $228 thousand, net of related income tax expense of $152 thousand in accumulated other comprehensive loss. Additionally, the Company increased derivative instrument assets by $115 thousand and decreased derivative instrument liabilities by $265 thousand for the three months ended December 31, 2001. During the three months ended December 31, 2000, the Company recognized an unrealized loss of $515 thousand, net of related income tax benefit of $343 thousand, in accumulated other comprehensive loss. The Company decreased derivative instrument assets by $136 thousand and increased derivative instrument liabilities by $722 thousand during the same period.


REVENUE  RECOGNITION
     The Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") during the quarter ended March 31, 2001 as a change in accounting principle retroactive to October 1, 2000. Adoption of SAB 101 required the Company to change the timing of recognition of performance-based revenues on certain management contracts. The cumulative effect of this accounting change was a loss of $429 thousand ($258 thousand, net of tax) as of October 1, 2000.


RECENT  ACCOUNTING  PRONOUNCEMENTS
     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142.

     The Company is required and plans to adopt SFAS No. 144 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.121.


COMMITMENTS  AND  CONTINGENCIES
     The Company entered into a partnership agreement effective June 1, 2000, to operate certain locations in Puerto Rico. The Company is the general partner and majority owner. The partners entered into an option agreement on that date whereby the minority partner has the option to sell its partnership interest to the Company during the period from May 1, 2003 to November 30, 2003. If the minority partner does not exercise its option, then the Company has an option to purchase the minority partner's interest during the period from May 1, 2004 to October 31, 2004. The agreed upon purchase price under both of these options is approximately $14.3 million, backed by a letter of credit provided by the Company's chairman. The Company believes that it is likely that one of these options will be exercised and, accordingly, has included this commitment on its balance sheet in other liabilities.


COMPREHENSIVE  INCOME
     Comprehensive income, which is comprised of net earnings, changes in unrealized losses on derivative financial instruments and changes in foreign currency translation adjustments, was $15.9 million and $10.6 million for the three months ended December 31, 2001 and 2000, respectively.


BUSINESS  SEGMENTS
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues, costs, and other expenses by segment for the three months ended December 31, 2001 and 2000. During fiscal year 2001, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

                                                         Three  Months  Ended  December  31,  2001
                                                         -----------------------------------------
                                                                                                        ALL OTHERS
                                      ONE       TWO       THREE     FOUR    FIVE     SIX      INT'L      & GEN'L CORP
                                      --------  --------  --------  ------  -------  -------  --------  --------------
Revenues:
 Parking                              $14,722   $63,212   $19,619   $5,228  $16,652  $15,823  $ 7,691   $       4,425
 Management contract                    3,482     7,755     5,398    1,483    2,836    3,051    1,744           3,830
                                      --------  --------  --------  ------  -------  -------  --------  --------------
   Total revenues                      18,204    70,967    25,017    6,711   19,488   18,874    9,435           8,255
Costs and expenses:
 Cost of parking                       13,482    57,680    17,743    4,843   14,819   14,014    6,226            (837)
 Cost of management contracts           1,837     2,950     2,522      758    1,218    1,417       18           1,289
     General and administrative         1,671     4,091     1,211      729    1,241    1,095    1,156           6,797
     Noncompete amortization               10       105         2       --       --       --       --               1
                                      --------  --------  --------  ------  -------  -------  --------  --------------
Total costs and expenses               17,000    64,826    21,478    6,330   17,278   16,526    7,400           7,250
Property-related gains (losses), net     (424)      (57)     (121)       1       --       --       (7)          4,616
                                      --------  --------  --------  ------  -------  -------  --------  --------------
 Operating earnings                   $   780   $ 6,084   $ 3,418   $  382  $ 2,210  $ 2,348  $ 2,028   $       5,621
                                      ========  ========  ========  ======  =======  =======  ========  ==============
Other income (expense):
 Interest income
 Interest expense
 Dividends - convertible securities
 Equity in partnerships, joint
    ventures and unconsolidated
    Subsidiaries

Earnings before income tax,
   Minority interest and
   Extraordinary item
Income tax  expense

Earnings before minority
   Interest and extraordinary item
Minority interest, net of tax

Earnings before extraordinary item
Extraordinary item, net of tax

Net earnings


Identifiable assets                   $(9,232)  $67,518   $25,159   $4,118  $18,327  $14,588  $35,473   $     851,340
                                      ========  ========  ========  ======  =======  =======  ========  ==============


                                      TOTAL
                                      -----------
Revenues:
 Parking                              $  147,372
 Management contract                      29,579
                                      -----------
   Total revenues                        176,951
Costs and expenses:
 Cost of parking                         127,970
 Cost of management contracts             12,009
     General and administrative           17,991
     Noncompete amortization                 118
                                      -----------
Total costs and expenses                 158,088
Property-related gains (losses), net       4,008
                                      -----------
 Operating earnings                       22,871

Other income (expense):
 Interest income                           1,352
 Interest expense                         (3,258)
 Dividends - convertible securities       (1,471)
 Equity in partnerships, joint
    ventures and unconsolidated
    Subsidiaries                           1,388
                                      -----------
Earnings before income tax,
   Minority interest and
   Extraordinary item                     20,882
Income tax  expense                        7,239
                                      -----------
Earnings before minority
   Interest and extraordinary item        13,643
Minority interest, net of tax             (1,271)
                                      -----------
Earnings before extraordinary item        12,372
Extraordinary item, net of tax             3,312
                                      -----------
Net earnings                          $   15,684
                                      ===========

Identifiable assets                   $1,007,291
                                      ===========


                                                            Three  Months  Ended  December  31,  2000
                                                            -----------------------------------------
                                                                                                       ALL OTHERS
                                      ONE       TWO       THREE    FOUR    FIVE     SIX       INT'L     & GEN'L CORP   TOTAL
                                      --------  --------  -------  ------  -------  --------  -------  --------------  -----------
Revenues:
 Parking                              $13,575   $68,880   $19,369  $5,947  $16,875  $16,749   $ 6,465  $       3,817   $  151,677
 Management contract                    2,697     6,228     4,826   1,452    3,027    3,171     1,431          3,056       25,888
                                      --------  --------  -------  ------  -------  --------  -------  --------------  -----------
   Total revenues                      16,272    75,108    24,195   7,399   19,902   19,920     7,896          6,873      177,565
Costs and expenses:
 Cost of parking                       11,449    56,186    18,127   5,514   14,930   14,379     5,582         (2,202)     123,965
 Cost of management contracts           1,109     2,398     2,038     608    1,123    1,277        31          1,638       10,222
     General and administrative         1,670     5,630     1,365     610    1,486    1,562     1,170          4,235       17,728
     Goodwill and non-compete
       amortization                        56     2,072       220      --        3      371        --            279        3,001
                                      --------  --------  -------  ------  -------  --------  -------  --------------  -----------
Total costs and expenses               14,284    66,286    21,750   6,732   17,542   17,589     6,783          3,950      154,916
Property-related gains (losses), net        9    (2,295)      695       2       --       (8)        1          4,373        2,777
                                      --------  --------  -------  ------  -------  --------  -------  --------------  -----------
 Operating earnings                   $ 1,997   $ 6,527   $ 3,140  $  669  $ 2,360  $ 2,323   $ 1,114  $       7,296       25,426
                                      ========  ========  =======  ======  =======  ========  =======  ==============
Other income (expense):
 Interest income                                                                                                            1,554
 Interest expense                                                                                                          (5,941)
 Dividends - convertible securities                                                                                        (1,472)
 Equity in partnerships, joint
         ventures and unconsolidated
    subsidiaries                                                                                                            1,114
                                                                                                                       -----------
Earnings before income tax,
   minority interest and cumulative
   effect of accounting change                                                                                             20,681
Income tax  expense                                                                                                         8,212
                                                                                                                       -----------
Earnings before minority
   Interest and cumulative effect of
   accounting change                                                                                                       12,469
Minority interest, net of tax                                                                                                (788)
                                                                                                                       -----------
Earnings before cumulative effect
   of accounting change                                                                                                    11,681
Cumulative effect of accounting
   change, net of tax                                                                                                        (258)
                                                                                                                       -----------
Net earnings                                                                                                           $   11,423
                                                                                                                       ===========

Identifiable assets                   $(2,406)  $97,402   $24,341  $5,385  $19,458  $19,002   $26,910  $     816,659   $1,006,751
                                      ========  ========  =======  ======  =======  ========  =======  ==============  ===========


Segment One encompasses the western region of the United States, plus Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses Texas, Louisiana, Ohio and parts of Tennessee and Alabama.

Segment Four encompasses Florida. The senior vice president responsible for segment four is also responsible for South America and Europe, which are included in International.

Segment Five encompasses the midwestern region of the United States, as well as western Pennsylvania and New York. The senior vice president responsible for segment five is also responsible for Canada, which is included in International.

Segment Six encompasses the southeastern region of the United States, including North and South Carolina, Virginia, West Virginia and Washington, D.C. International encompasses all Europe and Canada locations (except for Vancouver), as well as Mexico and South America.

All others and general corporate encompasses home office, eliminations, certain owned real estate and certain partnerships.


SUBSEQUENT  EVENTS
------------------
     On January 1, 2002, the Company acquired 100% of the common stock of Park One of Louisiana for $5.7 million in cash. Park One operates approximately 42 locations in New Orleans, Louisiana. The excess of the purchase price over the tangible assets acquired was $6.0 million and was allocated to contract rights. This amount will be amortized over 15 years.

     On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC ("Civic") for $18.4 million. The transaction resulted in a gain of $4.3 million which will be recognized as a property-related gain in the second quarter of fiscal 2002.


Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition and
--------------------------------------------------------------------------------
Results  of  Operations
-----------------------

FORWARD-LOOKING  STATEMENTS  MAY  PROVE  INACCURATE

          This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Report on Form 10-K for the year ended September 30, 2001. Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors, in addition to those discussed elsewhere in this report, and the Company's report on Form 10-K for the year ended September 30, 2001 could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

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

OVERVIEW

     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. As of December 31, 2001, Central Parking operated 1,857 parking facilities through management contracts, leased 1,926 parking facilities, and owned 215 parking facilities, either independently or in joint ventures with third parties. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead.

     Parking revenues from owned properties amounted to $16.8 million and $17.8 million for the three months ended December 31, 2001 and 2000, respectively, representing 11.4% and 11.8% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater risk than managed or leased facilities, but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All owned facility revenues flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical or electrical maintenance or repairs.

     Parking revenues from leased facilities amounted to $130.5 million and $133.9 million for the three months ended December 31, 2001 and 2000, respectively, which accounted for 88.6% and 88.2% of total parking revenues in the respective periods. The Company's leases generally require the payment of a fixed amount of rent, regardless of the profitability of the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. Generally speaking, leased facilities require a longer commitment and a larger capital investment to the Company and represent a greater risk than managed facilities but provide a greater opportunity for long-term growth in revenues and profits. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical or electrical maintenance or repairs, or property taxes. Lease arrangements are typically for terms of three to ten years, with a renewal term, and generally provide for increases in base rent based on indices, such as the Consumer Price Index, or on pre-determined amounts.

     Management contract revenues amounted to $29.6 million and $25.9 million for the three months ended December 31, 2001 and 2000, respectively. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. With respect to insurance, the Company's clients have the option of obtaining liability insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company's size and claims experience, management believes it can purchase such insurance at lower rates than the Company's clients can generally obtain on their own. Accordingly, Central Parking historically has generated profits on the insurance provided under its management contracts.


CRITICAL  ACCOUNTING  POLICIES

     The Company capitalizes payments made to third parties which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company's historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary. The Company recorded impairment of $896,000 and $492,000 for the three months ended December 31, 2001 and 2000, respectively, related to terminated management and lease contracts.


THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

     Parking revenues for the first quarter of fiscal 2002 decreased to $147.4 million from $151.7 million in the first quarter of fiscal 2001, a decrease of $4.3 million, or 2.8%. The decrease is primarily a result of the September 11, 2001 terrorist attacks, which resulted in a $6 million, decrease in New York region revenues. Revenues from foreign operations amounted to approximately $9.4 million and $7.9 million for the quarters ended December 31, 2001 and 2000, respectively.

     Management contract revenues for the first quarter of fiscal 2002 increased to $29.6 million from $25.9 million in the same period of fiscal 2001, an increase of $3.7 million or 14.3%. The increase is primarily due to the acquisition of USA Parking System, which added $1.3 million of management contract revenues during the quarter.

     Cost of parking in the first quarter of 2002 increased to $128.0 million from $124.0 million in the first quarter of 2001, an increase of $4.0 million or 3.2%. This increase was due primarily to an increase in rent expense of $2.3 million or 3.2%. Rent expense as a percentage of parking revenues increased to 50.1% during the quarter ended December 31, 2001, from 47.2% in the quarter ended December 31, 2000. The increase in cost of parking also resulted from an increase in depreciation and amortization of $1.0 million, or 23.4%, caused by the addition of $15.1 million of contract rights since December 31, 2000. Payroll and benefit expenses were 18.9% of parking revenues during the first quarter of fiscal 2002 as compared to 18.2% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 86.8% in the first quarter of fiscal 2002 from 81.7% in the first quarter of fiscal 2001. The increase is due to the inability of the Company to adjust the fixed expense component of its cost structure to match its lower parking revenues caused by the aforementioned circumstances in the New York region.

     Cost of management contracts in the first quarter of fiscal 2002 increased to $12.0 million from $10.2 million in the comparable period in 2001, an increase of $1.8 million or 17.5%. The increase in cost was primarily caused by an increase in workers compensation liability costs as health insurance costs have continued to rise. Cost of management contracts as a percentage of management contract revenue increased to 40.6% for the first fiscal quarter of 2002 from 39.5% for the same period in 2001, due to the increase in the aforementioned items.

     General and administrative expenses increased to $18.0 million for the first quarter of fiscal 2002 from $17.7 million in the first quarter of fiscal 2001, an increase of $0.3 million or 1.5%. This slight increase is due to the acquisitions of USA Parking System, Universal Parking System, and Lexis Systems at the start of the first quarter of fiscal 2002. General and administrative expenses as a percentage of total revenues increased to 10.2% for the first quarter of fiscal 2002 compared to 10.0% for the first quarter of fiscal 2001.

     Goodwill and non-compete amortization for the first quarter of fiscal 2002 decreased to $0.1 million from $3.0 million in the first quarter of fiscal 2001, a decrease of $2.9 million. With the adoption of SFAS 142 on October 1, 2001, the Company no longer amortizes goodwill.

     Net property-related gains for the three months ended December 31, 2001 increased to $4.0 million from $2.8 million in the comparable period in the prior year. The Company recognized $5.0 million of gains on sales of property during the three months ended December 31, 2001, primarily from the condemnation of a property in Houston, Texas. The Company also wrote off contract rights of $0.9 million for locations in Houston and Fort Worth, Texas, and San Diego, California that are no longer operated by the Company. The Company recorded impairment charges totaling $1.2 million during the quarter ended December 31, 2000, of which $0.7 million was attributable to a property where the operating lease agreement was amended such that the carrying value of the leasehold improvements was no longer supportable by projected future cash flows. The remaining $0.5 million of the charge reflects a reduction in certain Allright-related intangible assets which are no longer of any value to the Company.

     Interest income decreased to $1.4 million for the first quarter of fiscal 2002 from $1.6 million in the first quarter of fiscal 2001, a decrease of $0.2 million, or 13.0%. The decrease in interest income was the result of lower market interest rates.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $4.7 million for the first quarter of fiscal 2002 from $7.4 million in the first quarter of fiscal 2001, a decrease of $2.7 million or 36.2%. This decrease in interest expense was primarily attributable to the lower amount of overall debt outstanding during the current quarter, coupled with lower interest rates. The weighted average balance outstanding for the Company's debt obligations and convertible securities was $390.0 million during the quarter ended December 31, 2001, at a weighted average interest rate of 4.8% compared to $401.9 million during the quarter ended December 31, 2000 at an average interest rate of 7.1%.

     Income taxes decreased to $7.2 million for the first quarter of fiscal 2002 from $8.2 million in the first quarter of fiscal 2001, a decrease of $1.0 million or 11.8%. The effective tax rate for the first quarter of fiscal 2002 was 34.7% compared to 39.7% for the first quarter of fiscal 2001. Goodwill amortization recognized in previous periods was nondeductible for tax purposes. With the adoption of SFAS 142 in October 2001, the Company no longer amortizes goodwill, resulting in a reduction of its effective tax rate.

     The Company recognized an extraordinary gain of $3.3 million, net of taxes of $2.2 million during the three months ended December 31, 2001 due to the repurchase of 637,795 shares of its Preferred Securities for $10.0 million. For the three months ended December 31, 2000, the Company recognized a loss of $258 thousand from a change in accounting principle due to the adoption of SAB 101.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Operating activities for the three months ended December 31, 2001 provided net cash of $28.3 million, compared to $13.4 million of cash provided by operating activities for the three months ended December 31, 2000. Net earnings of $15.7 million and depreciation and amortization of $8.7 million, along with net decreases in operating assets and net increases in operating liabilities totaling $8.4 million account for the majority of the cash provided by operating activities during the first three months of fiscal 2002.

     Investing activities for the three months ended December 31, 2001 used net cash of $10.5 million, compared to $7.7 million of net cash provided by investing activities for the same period in the prior year. Acquisitions of $12.3 million, purchases of contract and lease rights of $4.0 million, capital expenditures of $6.1 million and investments in notes receivable of $3.5 million, offset by proceeds of $15.0 million from the disposition of property and equipment, accounted for the majority of the cash used by investing activities in the first three months of fiscal 2002. Proceeds of $15.0 million, offset by purchases of property, equipment, leasehold improvements and contract rights of $8.0 million account for the majority of cash provided by investing activities during the first three months of fiscal 2001.

     Financing activities for the three months ended December 31, 2001 used net cash of $15.9 million, compared to $25.2 million in the same period in the prior year. Principal repayments on notes payable of $14.2 million and repurchase of mandatorily redeemable preferred securities of $10.0 million, offset by net borrowings under the revolving credit agreement of $12.5 million comprised a majority of the cash used by finance activities for the three months ended December 31, 2001. Principal repayments on notes payable of $15.7 million and the repurchase of $6.3 million of common stock account for the majority of the cash used by financing activities during the three months ended December 31, 2000.

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

     If Central Parking identifies investment opportunities requiring cash in excess of Central Parking's cash flows and the Credit Facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Report on Form 10-K for the year ended September 30, 2001, provides certain limitations and restrictions upon Central Parking's ability to issue new shares of Central Parking common stock. While Central Parking does not expect this limitation to affect its working capital needs, it could have an impact on Central Parking's ability to complete significant acquisitions. The decreased market value of Central Parking's common stock also could have an impact on Central Parking's ability to complete significant acquisitions or raise additional capital.

Future  Cash  Commitments
     On January 18, 2000, the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's capital stock. The Company's bank lenders subsequently approved the repurchase program on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. As of December 31, 2001 the Company had repurchased 1.6 million shares of common stock at a total cost of $28.0 million. As of December 31, 2001, the Company had repurchased 638 thousand shares of the Preferred Securities (convertible into 290 thousand shares of the Company's common stock) at a total cost of $10.0 million.

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company's capital expenditure budget for fiscal 2002 is approximately $26 million.

     The following tables summarize the Company's total contractual obligations and commercial commitments as of September 30, 2001, which represents the most recent information available (amounts in thousands):

                                                      Payments due by period
                                                     Less than     1-3       4-5    After 5
                                           Total       1 year     years     years    years
                                           -----       ------     -----     -----    -----
Long-term debt                          $  269,109  $   50,439  $203,443  $ 13,726  $  1,501
Capital lease obligations                    8,767       3,503     4,032       661       571
Operating leases                         1,136,335     207,679   299,702   209,895   419,059
Other long-term obligations                 14,250          --    14,250        --        --
                                        ----------  ----------  --------  --------  --------
    Total contractual cash obligations  $1,428,461  $  261,621  $521,427  $224,282  $421,131
                                        ==========  ==========  ========  ========  ========



                      Amount of commitment expiration per period

                                            Less than    1-3      4-5   After 5
                                  Total       1 year    years    years   years
                                  -----       ------    -----    -----   -----
Unused lines of credit            $59,552  $       --  $59,552  $   --  $     --
Standby letters of credit          27,448      12,448   15,000      --        --
Guarantees                             --          --       --      --        --
Other commercial commitments        9,096       3,383    5,713      --        --
                                  -------  ----------  -------  ------  --------
    Total commercial commitments  $96,096  $   15,831  $80,265  $   --  $     --
                                  =======  ==========  =======  ======  ========

     Other commercial commitments include guaranteed minimum payments to minority partners of certain partnerships.


Credit  Facility
     The Company has a credit facility (the "Credit Facility") providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon Central Parking achieving certain financial ratios. The amount outstanding under the Company's Credit Facility as of December 31, 2001 was $238.0 million with a weighted average interest rate of 3.2%, including the principal amount of the term loan of $112.5 million which is being repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $56.9 million at December 31, 2001, which is net of $17.6 million of stand-by letters of credit. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK
-------------------------------------------------------------------------

Interest  Rates
     The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of December 31, 2001, the Company had $238.0 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 87.5 basis points. $112.5 million of the Credit Facility is payable in quarterly installments of $12.5 million and $125.5 million in revolving credit loans are due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will renew the revolving credit facility.

     The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company's exposure to increases in interest rates. As of December 31, 2001, interest rate protection agreements had been purchased to hedge $100 million of the Company's variable rate debt. These instruments were comprised of an interest rate swap agreement under which the Company pays to the counterparty a fixed rate of 6.16% and receives a variable rate equal to LIBOR, and three separate $25 million interest rate cap agreements with rates of 8.0%, 8.0%, and 8.5%. Each derivative instrument has a term consistent with the terms of the Credit Facility and are accounted for as cash flow hedges.

     The weighted average interest rate on the Company's Credit Facility at December 31, 2001 was 3.2%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $2.1 million based on the Company's outstanding Credit Facility balance of $238.0 million at December 31, 2001, less $25.0 million which is effectively fixed by the interest rate swap agreement. Additional increases (decreases) in LIBOR would result in proportionate increases (decreases) in interest expense until LIBOR exceeded 8.0% and 8.5%, at which point an additional $50.0 million and $25.0 million of the balance, respectively, would be fixed by the interest rate cap agreements.

Foreign  Currency  Risk
     The Company's exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. The Company has approximately CAN$1.8 million of cash and no Canadian dollar denominated debt instruments at December 31, 2001. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased.


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


Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
-------   ----------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.


Item  6.     Exhibits  and  Reports  on  Form  8-K
-------      -------------------------------------

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

     (l) Second modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1 (k) to the Company's Report on Form 10-Q for the period ended March 31, 2001.)

     (m) Hiram A. Cox Employment Agreement, dated June 4, 2001. (Incorporated by reference to Exhibit 10.1 (m) to the Company's Report on Form 10-K for the period ended September 30, 2001.)

     (n)   Deferred Stock Unit Plan (Incorporated by reference to Exhibit 10.1
(n) to the Company's Annual Report on Form 10-K for the period ended September 30, 2001).

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

     (b) Amendment to the 1995 Nonqualified Stock Option Plan for Directors increasing the number of shares reserved for issuance under the plan to 475,000. (Incorporated by reference to Exhibit 10.2 (b) to the Company's Annual Report on Form 10-K for the period ended September 30, 2000.)

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

10.6       Form  of Management Contract (Incorporated by reference to Exhibit
10.6 to the Company's Annual Report on Form 10-K for the period ended September 30, 2001.)

10.7 Form of Lease (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the period ended September 30, 2001.)

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

10.16 Letter Amendment to the Amended and Restated Credit Agreement dated as of August 13, 2001, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the period ended September 30, 2001).

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

                                   CENTRAL  PARKING  CORPORATION


Date:     February  14,  2002                     By:  /s/  Hiram  A  Cox
         ----------------                              ------------------
                                                       Hiram  A.  Cox
                                                       Chief  Financial  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                Title                                Date
      ---------               -----                                 ----

/s/  Hiram  A.  Cox        Chief  Financial  Officer         February  14,  2002
-------------------         (Principal Financial and
     Hiram A. Cox            Accounting  Officer)