Form 10-Q
period 2002-04-30
CENTRAL PARKING CORP
filed 2002-05-15
CIK 949298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)



          Tennessee                               62-1052916
          ---------                               ----------
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
 Incorporation or Organization)


              2401 21st Avenue South, Suite 200,
                    Nashville, Tennessee                      37212
             -----------------------------------              -----
          (Address of Principal Executive Offices)          (Zip Code)


     Registrant's Telephone Number, Including Area Code:     (615) 297-4255
                                                             --------------

    Former name, address and fiscal year, if changed since last report:
                                                             Not Applicable
                                                             --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES   X  NO  ___
                                             ---      ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


                  Class                              Outstanding at May 9, 2002
       -----------------------------                 --------------------------
       Common Stock, $0.01 par value                          35,926,271

                                      INDEX

                           CENTRAL PARKING CORPORATION


PART  I.     FINANCIAL  INFORMATION                                         PAGE
-------      ----------------------                                         ----

Item  1.     Financial  Statements  (Unaudited)

     Condensed  consolidated  balance  sheets
     ---March  31,  2002  and  September  30,  2001                            3

     Condensed  consolidated  statements  of  earnings
     ---  three  and  six  months  ended  March  31,  2002  and  2001          4

     Condensed  consolidated  statements  of  cash  flows
     ---  six  months  ended  March  31,  2002  and  2001                      5

     Notes  to  condensed  consolidated  financial  statements                 6

Item  2.     Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                                  15

Item  3.     Quantitative  and Qualitative Disclosure about Market Risk       22


PART  2.     OTHER  INFORMATION
-------      -------------------

Item  1.     Legal  Proceedings                                               22

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      23

Item  6.     Exhibits  and  Reports  on  Form  8-K                            23


SIGNATURES                                                                    23
----------

PART  I.  FINANCIAL  INFORMATION
--------------------------------

Item  1.  Financial  Statements
-------------------------------
                           CENTRAL PARKING CORPORATION
                      Condensed Consolidated Balance Sheets
                                   Unaudited

Amounts  in  thousands,  except  share  data

                                                                                 March 31,    September 30,
                                                                                   2002           2001
ASSETS
Current assets:
 Cash and cash equivalents                                                       $   41,153   $       41,849
 Management accounts receivable                                                      38,440           32,613
 Accounts receivable - other                                                         12,702           16,149
 Current portion of notes receivable (including amounts due from partnerships, joint ventures and unconsolidated subsidiaries of $5,842 at March 31, 2002
   and $4,304 at September 30, 2001)                                                  8,311            6,836
 Prepaid expenses                                                                    12,103            6,939
 Deferred income taxes                                                                  259              259
                                                                                 -----------  ---------------
   Total current assets                                                             112,968          104,645

Notes receivable, less current portion                                               42,556           42,931
Property, equipment, and leasehold improvements, net                                410,333          415,405
Contract and lease rights, net                                                      115,192           88,094
Goodwill, net                                                                       251,506          250,630
Investment in and advances to partnerships, joint ventures
    and unconsolidated subsidiaries                                                  14,799           30,704
Other assets                                                                         55,984           54,472
                                                                                 -----------  ---------------
   Total Assets                                                                  $1,003,338   $      986,881
                                                                                 ===========  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and capital lease obligations                 $   53,401   $       53,337
 Accounts payable                                                                    80,726           77,887
 Accrued expenses                                                                    25,650           24,997
 Management accounts payable                                                         22,904           20,541
 Income taxes payable                                                                11,618            7,134
                                                                                 -----------  ---------------
 Total current liabilities                                                          194,299          183,896

Long-term debt and capital lease obligations, less current portion                  206,210          208,885
Deferred rent                                                                        30,584           22,310
Deferred income taxes                                                                16,470           15,757
Minority interest                                                                    29,984           31,121
Other liabilities                                                                    33,258           33,466
                                                                                 -----------  ---------------
 Total liabilities                                                                  510,805          495,435
                                                                                 -----------  ---------------

Company-obligated mandatorily redeemable convertible securities of
 subsidiary holding solely parent debentures                                         81,555          110,000

Shareholders' equity:
 Common stock, $0.01 par value; 50,000,000 shares authorized,  35,886,847 and 35,791,550 shares issued and outstanding at March 31, 2002 and
   September 30, 2001, respectively                                                     359              358
 Additional paid-in capital                                                         240,140          238,464
 Accumulated other comprehensive loss, net                                           (1,625)          (1,979)
 Retained earnings                                                                  172,809          145,308
 Shares held in trust                                                                  (705)            (705)
                                                                                 -----------  ---------------
 Total shareholders' equity                                                         410,978          381,446
                                                                                 -----------  ---------------
 Total Liabilities and Shareholders' Equity                                      $1,003,338   $      986,881
                                                                                 ===========  ===============


See  accompanying  notes  to  condensed  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
                  Condensed Consolidated Statements of Earnings
                                    Unaudited

Amounts  in  thousands,  except  per  share  data


                                                                     Three months ended      Six months ended
                                                                          March 31,             March 31,
                                                                        2002       2001       2002       2001
Revenues:
 Parking                                                             $149,768   $148,848   $297,140   $300,525
 Management contract and other                                         29,366     25,186     58,945     51,074
                                                                     ---------  ---------  ---------  ---------
   Total revenues                                                     179,134    174,034    356,085    351,599
                                                                     ---------  ---------  ---------  ---------

Costs and expenses:
 Cost of parking                                                      130,510    126,730    258,480    250,695
 Cost of management contracts                                          13,331      9,777     25,340     19,999
 General and administrative                                            17,356     16,109     35,347     33,837
 Goodwill and non-compete amortization                                     98      3,001        216      6,002
                                                                     ---------  ---------  ---------  ---------
   Total costs and expenses                                           161,295    155,617    319,383    310,533
                                                                     ---------  ---------  ---------  ---------

Property-related gains (losses), net                                    3,025     (2,296)     7,033        481
                                                                     ---------  ---------  ---------  ---------

 Operating earnings                                                    20,864     16,121     43,735     41,547

Other income (expenses):
 Interest income                                                        1,458      1,425      2,810      2,979
 Interest expense                                                      (3,061)    (5,328)    (6,319)   (11,269)
 Dividends on Company-obligated mandatorily redeemable
   convertible securities of a subsidiary trust                        (1,259)    (1,471)    (2,730)    (2,943)
 Equity in partnership and joint venture earnings                         593      1,528      1,981      2,642
                                                                     ---------  ---------  ---------  ---------

Earnings before income taxes, minority interest, extraordinary item
 and cumulative effect of accounting change                            18,595     12,275     39,477     32,956

Income tax expense                                                     (6,404)    (4,492)   (13,643)   (12,704)
Minority interest, net of tax                                          (1,007)    (1,048)    (2,278)    (1,836)
                                                                     ---------  ---------  ---------  ---------
Earnings before extraordinary item and cumulative effect
 of accounting change                                                  11,184      6,735     23,556     18,416
Extraordinary item, net of tax                                          1,707         --      5,019         --
Cumulative effect of accounting change, net of tax                         --         --         --       (258)
                                                                     ---------  ---------  ---------  ---------

Net earnings                                                         $ 12,891   $  6,735   $ 28,575   $ 18,158
                                                                     =========  =========  =========  =========



Basic earnings per share:
 Earnings before extraordinary item and cumulative effect of
   accounting change                                                 $   0.31   $   0.19   $   0.66   $   0.51
 Extraordinary item, net of tax                                          0.05         --       0.14         --
 Cumulative effect of accounting change, net of tax                        --         --         --         --
                                                                     ---------  ---------  ---------  ---------
   Net earnings                                                      $   0.36   $   0.19   $   0.80   $   0.51
                                                                     =========  =========  =========  =========

Diluted earnings per share:
 Earnings before extraordinary item and cumulative effect of
   accounting change                                                 $   0.31   $   0.19   $   0.65   $   0.51
 Extraordinary item, net of tax                                          0.05         --       0.14         --
 Cumulative effect of accounting change, net of tax                        --         --         --      (0.01)
                                                                     ---------  ---------  ---------  ---------
   Net earnings                                                      $   0.36   $   0.19   $   0.79   $   0.50
                                                                     =========  =========  =========  =========


See  accompanying  notes  to  condensed  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

Amounts  in  thousands


                                                                                         Six months ended
                                                                                             March 31,
                                                                                           2002       2001
Cash flows from operating activities:
  Net earnings                                                                         $ 28,575   $ 18,158
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Extraordinary item, net of tax                                                       (5,019)        --
    Depreciation and amortization                                                        17,082     21,421
    Equity in partnership and joint venture earnings                                     (1,981)    (2,642)
    Distributions from partnerships and joint ventures                                    2,697      2,295
    Net gains on property-related activities                                             (7,033)      (481)
    Deferred income tax expense                                                             379         19
    Minority interest                                                                     2,278      1,836
  Changes in operating assets and liabilities (net of acquisitions):
    Management accounts receivable                                                       (3,743)     1,467
    Accounts receivable - other                                                           4,013       (741)
    Prepaid expenses                                                                     (5,164)       646
    Other assets                                                                         (2,937)      (306)
    Accounts payable, accrued expenses and other liabilities                              2,726    (12,431)
    Management accounts payable                                                           1,925       (367)
    Deferred rent                                                                         8,274      1,346
    Income taxes payable                                                                  1,112     (5,572)
                                                                                       ---------  ---------
      Net cash provided by operating activities                                          43,184     24,648
                                                                                       ---------  ---------

Cash flows from investing activities:
  Proceeds from disposition of property and equipment                                    13,942     17,011
  Proceeds from sale of investment in partnership                                        18,399         --
  Purchase of property, equipment and leasehold improvements                            (12,922)   (15,637)
  Purchase of contract and lease rights                                                 (18,872)      (530)
  Acquisitions, net of cash acquired                                                    (17,628)        --
  Other investing activities                                                                 32      3,664
                                                                                       ---------  ---------
      Net cash (used) provided by investing activities                                  (17,049)     4,508
                                                                                       ---------  ---------

Cash flows from financing activities:
  Dividends paid                                                                         (1,075)    (1,085)
  Net borrowings under revolving credit agreement                                        23,500     12,550
  Principal repayments on notes payable and capital lease obligations                   (27,899)   (29,176)
  Payment to minority interest partners                                                  (3,563)    (3,114)
  Repurchase of common stock                                                               (488)    (9,960)
  Repurchase of mandatorily redeemable securities                                       (19,325)        --
  Proceeds from issuance of common stock and exercise of stock options                    2,165        560
                                                                                       ---------  ---------
      Net cash used by financing activities                                             (26,685)   (30,225)
                                                                                       ---------  ---------

Foreign currency translation                                                               (146)       175
                                                                                       ---------  ---------
  Net decrease in cash and cash equivalents                                                (696)      (894)
Cash and cash equivalents at beginning of period                                         41,849     43,214
                                                                                       ---------  ---------
Cash and cash equivalents at end of period                                             $ 41,153   $ 42,320
                                                                                       =========  =========




See  accompanying  notes  to  condensed  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS  OF  PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended September 30, 2001 (included in the Company's Annual Report on Form 10-K). Certain prior year amounts have been reclassified to conform to current year presentation.


(2)  ACQUISITIONS

     BUSINESS  COMBINATIONS
     The Company completed the business combinations described below during the six months ended March 31, 2002. Each acquisition was financed through the Company's existing credit facility and was accounted for as a purchase. The operating results of the acquisitions have been included from their respective dates of acquisition. Pro forma results for prior periods are not presented as the impact of acquisitions to reported results are not significant. The net assets acquired and liabilities assumed are summarized as follows (in thousands):

Estimated fair value of tangible assets acquired            $ 5,542
Estimated fair value of intangible assets acquired           14,339
Purchase price in excess of net assets acquired (goodwill)      876
Estimated fair value of liabilities assumed                  (2,943)
                                                            --------
  Net purchase price                                         17,814
Cash acquired                                                  (186)
                                                            --------
    Net cash paid for acquisitions                          $17,628
                                                            ========


Park  One  of  Louisiana,  LLC
     On January 1, 2002, the Company purchased certain assets and liabilities of Park One of Louisiana, LLC, for $5.6 million in cash. The purchase included 24 management and 17 lease contracts located in New Orleans, Louisiana. The fair value of the assets acquired as of the acquisition date was as follows (in thousands):

Tangible assets           $  491
Contract rights            5,864
Liabilities assumed         (805)
                          -------
     Net assets acquired  $5,550
                          =======

     The tangible assets purchased and liabilities assumed consist primarily of management accounts receivable and management accounts payable, respectively. The contract rights will be amortized over 15 years, which is the estimated life of the contracts including future renewals.

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
                          =======

     The tangible assets primarily consisted of accounts receivable and parking equipment. The noncompete agreement is with the seller, who is now employed by the Company. The duration of the agreement extends five years beyond the seller's termination of such employment and will begin to be amortized when such termination occurs. The trade name is included as goodwill and is not subject to amortization. The contract rights will be amortized over 15 years, which is the average estimated life of the contracts including future renewals. The purchase agreement also contained an incentive provision whereby the seller may receive an additional payment of up to $2.3 million based on the earnings of USA Parking for the twelve months ended March 31, 2004. The incentive provision is not conditional upon employment. Any amounts owed under this incentive provision will be recorded as goodwill in the period incurred.

Universal  Park  Holdings
     On October 1, 2001, the Company purchased 100% of the common stock of Universal Park Holdings ("Universal") for $535 thousand. Universal provides fee collection and related services for state, local and national parks and had contracts to provide these services to six parks in the western United States as of the acquisition date. The purchase price included $385 thousand paid in cash at closing and a $150 thousand commitment to be paid after one year, contingent upon retention of acquired contracts. The purchase resulted in goodwill of $619 thousand, which is not deductible for tax purposes. This acquisition expanded the Company's presence in the municipal, state and national parks market.

Lexis  Systems,  Inc.
     On October 1, 2001, the Company purchased a 70% interest in Lexis Systems, Inc. ("Lexis") for $350 thousand in cash. Lexis manufactures and sells automated pay stations used primarily for parking facilities. The purchase resulted in goodwill of $157 thousand, which is not deductible for tax purposes. The Company intends to use the automated pay stations in its existing parking operations as well as for sale to other parking operators.

LEASE  RIGHTS
     During the six months ended March 31, 2002, the Company purchased the lease rights for three locations in New York City from an unrelated third party for $16.4 million in cash. The lease rights will be amortized over the remaining terms of the individual lease agreements which range from 10 to 30 years.

     The Company had previously operated each of these locations under an agreement entered into in September 1992. This agreement, which terminates in August 2004, initially covered approximately 80 locations; however, all but seven of these locations had been extended or terminated as of March 31, 2002. The remaining locations had revenues and operating income of approximately $14 million and $3 million, respectively, in fiscal 2001. The Company intends to enter into negotiations to extend the terms of these remaining locations prior to the termination of the existing agreement. There can be no assurance that these locations will be renewed or, if renewed, that the new agreements will not have substantially different terms.

     The Company is entitled to receive a termination fee, as defined in the agreement, as the third party disposes of certain properties or renegotiates the lease agreements. The termination fee is based on the earnings of the location and the remaining duration of the agreement. During the six months ended March 31, 2002, the Company received $8.4 million in termination fees related to the three locations described above and two additional locations which were disposed of during the period. These amounts have been recorded as deferred rent and will be amortized through August 2004 to offset the guaranteed rent payments due under the original agreement.

(3)  EARNINGS  PER  SHARE
     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or if restricted shares of common stock were to become fully vested. The following table sets forth the computation of basic and diluted earnings per share:

                                              Three months ended               Three months ended
                                                 March 31, 2002                   March 31, 2001
                                     ---------------------------------  ---------------------------------
                                         Income     Common                  Income    Common
                                        Available   Shares   Per Share    Available   Shares   Per Share
                                          ($000's)  (000's)    Amount      ($000's)   (000's)    Amount
                                       -----------  -------  ----------  -----------  -------  ----------
Basic earnings per share before
  extraordinary item                   $    11,184   35,775  $     0.31  $     6,735   35,702  $     0.19

Effect of dilutive stock and options:
    Stock option plan                           --      363          --           --      114          --
    Restricted stock plan                       --       --          --           --      149          --
                                       -----------  -------  ----------  -----------  -------  ----------

Diluted earnings per share before
  extraordinary item.                  $    11,184   36,138  $     0.31  $     6,735   35,965  $     0.19
                                       ===========  =======  ==========  ===========  =======  ==========

                                               Six months ended                  Six months ended
                                                 March 31, 2002                   March 31, 2001
                                     ---------------------------------  ---------------------------------
                                         Income     Common                  Income    Common
                                        Available   Shares   Per Share    Available   Shares   Per Share
                                          ($000's)  (000's)    Amount      ($000's)   (000's)    Amount
                                       -----------  -------  -----------  -----------  -------  ----------
Basic earnings per share before
  extraordinary item and cumulative
  effect of accounting change          $    23,556   35,765  $     0.66   $    18,416   35,857  $     0.51

Effect of dilutive stock and options:
    Stock option plan                           --      240       (0.01)           --      114          --
    Restricted stock plan                       --       --          --            --      148          --
                                       -----------  -------  -----------  -----------  -------  ----------

Diluted earnings per share before
  extraordinary item and cumulative
  effect of accounting change          $    23,556   36,005  $     0.65   $    18,416   36,119  $     0.51
                                       ===========  =======  ===========  ===========  =======  ==========


     The company-obligated mandatorily redeemable securities of the subsidiary trust have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At March 31, 2002 and 2001, such securities were convertible into 1,482,820 and 2,000,000 shares of common stock, respectively. For the three months ended March 31, 2002 and 2001, options to purchase 529,246 and 1,762,869 shares, respectively, are excluded from the diluted common shares since they are anti-dilutive. Also, for the six months ended March 31, 2002 and 2001, options to purchase 1,170,506, and 1,823,833 shares, respectively, are excluded since they are anti-dilutive.


(4)  PROPERTY-RELATED  GAINS  (LOSSES),  NET
     The Company routinely disposes of or impairs owned properties and leasehold improvements due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three and six months ended March 31, 2002 and 2001 is as follows:

                                            Three months ended     Six months ended
                                                   March 31,           March 31,
                                                 2002      2001      2002      2001
                                               -------  --------  --------  --------
Net (losses) gains on sale of property         $ (100)  $     4   $ 4,860   $ 5,519
Impairment charges for property, equipment
  and leasehold improvements                       (5)       --       (61)     (715)
Impairment charges for contract rights, lease
  rights and other intangible assets             (723)       --    (1,619)     (492)
Net gains on sale of partnership interests      3,853        --     3,853        --
Lease termination costs                            --    (2,300)       --    (3,831)
                                               -------  --------  --------  --------
Total property-related gains (losses), net     $3,025   $(2,296)  $ 7,033   $   481
                                               =======  ========  ========  ========


     On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC ("Civic") for $18.4 million. The transaction resulted in a gain of $3.9 million which is included as a property-related gain for the three and six months ended March 31, 2002. Additionally, the Company recognized $5.0 million of gains on sales of property during the three months ended December 31, 2001, primarily from the condemnation of a property in Houston. The Company wrote off prepaid rent of $0.7 million during the three months ended March 31, 2002 related to a condemned location in New York City. This was in addition to write-offs of $0.9 million of contract rights in the first quarter of fiscal 2002 for locations in Houston, Fort Worth and San Diego that are no longer operated by the Company.

     The Company recognized $5.5 million of gains from property sales during the six months ended March 31, 2001. These gains primarily related to the sale of properties in Chicago, Birmingham and Toledo. Lease termination costs for the six months ended March 31, 2001, include $2.3 million which the Company accrued to exit an unfavorable lease in New York City during the second quarter of fiscal 2001 and $1.5 million which the Company paid to exit an unfavorable lease in Philadelphia during the first quarter of fiscal 2001. Impairment charges during the six months ended March 31, 2001 comprised $0.7 million attributable to a property where the operating lease agreement was amended such that the carrying value of the leasehold improvements was no longer supportable by projected future cash flows. The remaining $0.5 million of impairment charges reflects a reduction in certain Allright-related intangible assets which are no longer of value to the Company.

     Impaired assets in all periods were held for use at the time of impairment. The Company determines impairment by comparing the carrying value of the assets to the projected undiscounted future cash flows from the property or properties to which they relate. If projected future cash flows are less than the carrying value of the asset, the asset is considered to be impaired and the carrying value is written down to its fair value.


(5)  GOODWILL  AND  INTANGIBLE  ASSETS
     In  July  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss would be measured as of the date of adoption, and recognized as the cumulative effect of a change in accounting principle. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company was required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 142 must be adopted by October 1, 2002, but may be adopted earlier. The Company has elected this early adoption as of October 1, 2001. SFAS No. 142 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. With the adoption of SFAS No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and has determined that no amortization period adjustments are required. As of March 31, 2002, the Company has not identified any intangible assets with indefinite useful lives, other than goodwill.

     The transitional provisions of SFAS No. 142 require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company is structured into geographical segments. Each segment consists of several cities which report to a single senior vice president. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers each city to be a separate reporting unit. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company has completed step one and has identified from $3 to $20 million of goodwill related to business units in Chicago and New Jersey that is potentially impaired. The Company plans to complete the second step of the goodwill impairment transition testing and recognize any impairment charges prior to the end of the current fiscal year.

     As of September 30, 2001, the Company's unamortized goodwill amounted to $250.6 million and unamortized identifiable intangible assets amounted to $88.1 million, all of which were subject to the transition provisions of SFAS No. 142. The effects of adoption of SFAS No. 142 on results of operations for the three and six months ended March 31, 2002 and 2001, are as follows (in thousands, except per share data):

                                              Three months      Six months
                                                  ended           ended
                                                March 31,        March 31,
                                               2002    2001     2002     2001
                                             -------  ------  -------  -------
Reported net earnings                        $12,891  $6,735  $28,575  $18,158
Add back: Goodwill amortization, net of tax       --   2,699       --    5,405
                                             -------  ------  -------  -------
Pro forma net earnings                       $12,891  $9,434  $28,575  $23,563
                                             =======  ======  =======  =======

Basic earnings per share:
  Reported net earnings                      $  0.36  $ 0.19  $  0.80  $  0.51
  Goodwill amortization                           --    0.07       --     0.15
                                             -------  ------  -------  -------
  Pro forma net earnings                     $  0.36  $ 0.26  $  0.80  $  0.66
                                             =======  ======  =======  =======

Diluted earnings per share:
  Reported net earnings                      $  0.36  $ 0.19  $  0.79  $  0.50
  Goodwill amortization                           --    0.07       --     0.15
                                             -------  ------  -------  -------
  Pro forma net earnings                     $  0.36  $ 0.26  $  0.79  $  0.65
                                             =======  ======  =======  =======


     As of March 31, 2002, the Company had the following amortizable intangible assets (in thousands):

                                Gross
                               Carrying    Accumulated
                                Amount     Amortization    Net
                               ---------  -------------  --------
Amortizable intangible assets
    Contract and lease rights  $ 150,041  $      34,849  $115,192
    Noncompete agreements          2,575          1,997       578
                               ---------  -------------  --------
        Total                  $ 152,616  $      36,846  $115,770
                               =========  =============  ========

     Amortization expense related to the contract rights and noncompete agreements was $2,662,000 and $98,000, respectively, for the three months ended March 31, 2002, and $5,036,000 and $216,000, respectively, for the six months ended March 31, 2002.

     In accordance with SFAS No. 142, the Company assigned its goodwill to its various reporting units during the second quarter of fiscal 2002. The following table reflects this assignment by reported segment as of October 1, 2001, and the changes in the carrying amounts for the six months ended March 31, 2002 (in thousands):

                                One      Two      Three    Four   Five    Six      Other   Total
                               ------  --------  -------  -----  ------  -------  ------  --------
Balance as of October 1, 2001  $5,829  $194,784  $13,227  $ 831  $5,660  $30,299  $   --  $250,630
Acquired during the period        619        --       --     --      --       --     257       876
                               ------  --------  -------  -----  ------  -------  ------  --------
Balance as of March 31, 2002   $6,448  $194,784  $13,227  $ 831  $5,660  $30,299  $  257  $251,506
                               ======  ========  =======  =====  ======  =======  ======  ========

(6)  LONG-TERM  DEBT
     In March 1999, the Company entered into a credit facility (the "Credit Facility") initially providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company's Credit Facility was $236.5 million with a weighted average interest rate of 3.3% as of March 31, 2002, including the principal amount of the term loan of $100.0 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $40.0 million at March 31, 2002, which is net of $23.5 million of stand-by letters of credit. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The two primary ratios are a leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.

     The Company is required to maintain the aforementioned financial covenants under the Credit Facility as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of March 31, 2002; however, there can be no assurance that the Company will be in compliance with one or more of these covenants in future quarters. The Company continues to evaluate various financing alternatives, including sale/leaseback opportunities, mortgage financing and repurchases of its mandatory redeemable convertible securities, as it seeks to optimize the rate, duration and mix of its debt.


(7)  CONVERTIBLE  TRUST  ISSUED  PREFERRED  SECURITIES
     In 1998, the Company completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities (the "Preferred Securities"). The Preferred Securities prohibit the payment of dividends on the Company's common stock if quarterly distributions on the Preferred Securities are not made.

     On March 30, 2002 the Company repurchased 500,000 shares of its Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Preferred Securities for $10.0 million. For the three and six months ended March 31, 2002, these transactions resulted in an extraordinary gain of $1.7 and $5.0 million, net of a writedown of a proportionate share of the related deferred finance costs of $0.3 and $0.8 million and income taxes of $1.1 and $3.3 million, respectively.

(8)  SUPPLEMENTAL  CASH  FLOW  INFORMATION
     Non-cash transactions and cash paid for interest and taxes for the six months ended March 31, 2002 and 2001, were as follows (in thousands):


                                                        Six months ended
                                                             March 31,
                                                            2002      2001
                                                         --------  -------
Non-cash transactions:
    Issuance of restricted stock                         $    12   $    23
    Purchase of equipment with capital lease             $   646   $    --
    Unrealized (gain) loss on fair value of derivatives  $  (500)  $ 1,386

Cash paid for interest                                   $ 6,061   $ 9,818
Cash paid for income taxes                               $11,933   $17,785


(9)  DERIVATIVE  FINANCIAL  INSTRUMENTS
     The Company uses variable rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes it is prudent to limit the variability of its interest payments.

     To meet this objective, the Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. The purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under the agreements, the Company has the right to receive cash if interest rates increase above a specified level.

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

     In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. In June 2000, SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, was issued clarifying the accounting for derivatives under the new standard.

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

     At March 31, 2002, the Company's derivative financial instruments consist of three interest rate cap agreements with a combined notional amount of $75 million and two interest rate swaps with a combined notional amount of $38 million that effectively convert an equal portion of its debt from a variable rate to a fixed rate. The derivative financial instruments are reported at their fair values, and are included as other assets and other liabilities, respectively, on the face of the balance sheet. The following table lists the amortized cost and carrying value (fair value) of each type of derivative financial instrument (amounts in thousands):

                                      March 31, 2002    September 30, 2001
                                    Amortized   Fair    Amortized   Fair
                                       Cost     Value      Cost     Value
                                    ----------  ------  ----------  ------
Derivative instrument assets:
  Interest rate caps                $      351  $   42  $      440  $   63

Derivative instrument liabilities:
  Interest rate swaps               $       --  $2,209  $       --  $2,975

     The underlying terms of the interest rate swaps and caps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of the derivative instruments are included in accumulated other comprehensive loss on the face of the balance sheet. Approximately $107 thousand, net of income tax benefit of $72 thousand, is expected to be amortized to earnings in the next twelve months.

     During the three and six months ended March 31, 2002, the Company recognized unrealized gains of $272 and $500 thousand, respectively, net of related income tax expense of $182 and $334 thousand, respectively, in accumulated other comprehensive loss. During the three and six months ended March 31, 2001, the Company recognized unrealized losses of $513 thousand and $1.4 million, respectively, net of related income tax benefits of $342 and $671 thousand, respectively, in accumulated other comprehensive loss. The Company decreased derivative instrument assets by $91 and $21 thousand and decreased derivative instrument liabilities by $501 and $766 thousand for the three and six months ended March 31, 2002, respectively. The Company decreased derivative instrument assets by $101 and $237 thousand and increased derivative instrument liabilities by $798 thousand and $1.5 million for the three and six months ended March 31, 2001, respectively.


(10) REVENUE  RECOGNITION
     The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") during the quarter ended March 31, 2001 as a change in accounting principle retroactive to October 1, 2000. Adoption of SAB 101 required the Company to change the timing of recognition of performance-based revenues on certain management contracts. The cumulative effect of this accounting change was a loss of $258 thousand, net of tax of $171 thousand, as of October 1, 2000.


(11) RECENT  ACCOUNTING  PRONOUNCEMENTS
     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 also resolves certain implementation issues associated with SFAS No. 121 by providing guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishing criteria for when a long-lived asset is held for sale, and prescribing the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). SFAS No. 144 does not apply to goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company will adopt SFAS No. 144 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.121.

     In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, the Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which requires that all gains and losses on extinguishment of debt be classified as an extraordinary item, net of tax, on the face of the income statement. Under SFAS No. 145, such gains and losses will be included in interest expense for all periods presented. The Statement is effective for all fiscal years beginning after May 15, 2002, but may be adopted earlier. The Company has recognized gains from extinguishment of debt of $8.3 million (excluding income tax expense of $3.3 million) during the six months ended March 31, 2002, which will be reclassified as a reduction of interest expense (and an increase in income tax expense) once the statement is adopted. The other provisions of SFAS No. 145 are not expected to have a material effect on the Company's financial statements.


(12) COMMITMENTS  AND  CONTINGENCIES
     The Company entered into a partnership agreement effective June 1, 2000, to operate certain locations in Puerto Rico. The Company is the general partner and majority owner. The partners entered into an option agreement on that date whereby the minority partner has the option to sell its partnership interest to the Company during the period from May 1, 2003 to November 30, 2003. If the minority partner does not exercise its option, then the Company has an option to purchase the minority partner's interest during the period from May 1, 2004 to October 31, 2004. The agreed upon purchase price under both of these options is approximately $14.3 million, backed by a letter of credit provided by the Company's chairman. The Company believes that it is probable that one of these options will be exercised and, accordingly, has included this commitment on its balance sheet in other liabilities.


(13) COMPREHENSIVE  INCOME
     Comprehensive income for the three and six months ended March 31, 2002 and 2001, was as follows (in thousands):

                                                      Three months         Six months
                                                     ended March 31,      ended March 31,
                                                       2002     2001      2002      2001
                                                    --------  -------  --------  --------
Net earnings                                        $12,891   $6,735   $28,575   $18,158
Gain (loss) on fair value of derivatives                272     (513)      500    (1,386)
Foreign currency cumulative translation adjustment     (146)     184      (146)      175
                                                    --------  -------  --------  --------
Comprehensive income                                $13,017   $6,406   $28,929   $16,947
                                                    ========  =======  ========  ========


(14) BUSINESS  SEGMENTS
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings of each segment for the three and six months ended March 31, 2002 and 2001, as well as identifiable assets for each segment as of March 31, 2002 and 2001. During fiscal year 2002, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.


                                  Three months         Six months
                                 ended March 31,     ended March 31,
                                  2002      2001      2002      2001
Revenues:
  Segment One                 $ 17,870  $ 15,446  $ 36,315  $ 31,813
  Segment Two                   74,666    76,060   148,643   155,112
  Segment Three                 25,474    25,901    50,490    50,101
  Segment Four                  13,715    14,466    27,387    28,174
  Segment Five                  21,502    21,638    43,222    43,850
  Segment Six                   19,830    18,858    38,704    38,828
  Other                          6,077     1,665    11,324     3,721
                              --------  --------  --------  --------
    Total revenues            $179,134  $174,034  $356,085  $351,599
                              ========  ========  ========  ========

Operating earnings:
  Segment One                 $    579  $    521  $  1,297  $  2,534
  Segment Two                    5,836     3,107    13,269    10,880
  Segment Three                  3,148     2,903     6,565     6,050
  Segment Four                   1,915     2,554     3,841     4,042
  Segment Five                   2,306     2,616     5,060     5,302
  Segment Six                    1,987       737     4,335     3,110
  Other                          5,093     3,683     9,368     9,629
                              --------  --------  --------  --------
    Total operating earnings  $ 20,864  $ 16,121  $ 43,735  $ 41,547
                              ========  ========  ========  ========

                           As of March 31,

                            2002      2001
Identifiable assets:
  Segment One         $   18,498  $ 20,371
  Segment Two            379,464   354,779
  Segment Three           37,720    34,091
  Segment Four            35,407    27,876
  Segment Five            24,306    23,579
  Segment Six             44,484    46,777
  Other                  463,459   490,002
                      ----------  --------
    Total assets      $1,003,338  $997,475
                      ==========  ========


Segment One encompasses the western region of the United States, and Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses Texas, Louisiana, Ohio and parts of Tennessee and Alabama.

Segment Four encompasses Florida, Puerto Rico, Europe, Central and South America, and Asia

Segment Five encompasses the midwestern region of the United States, as well as western Pennsylvania and western New York. It also includes Canada (except Vancouver)

Segment Six encompasses the southeastern region of the United States, including North and South Carolina, Virginia, West Virginia and Washington, D.C.

Other encompasses home office, eliminations, owned real estate, USA Parking and certain partnerships.


(15) SUBSEQUENT  EVENTS
     In April 2002, the Company purchased four properties in Atlanta for $16.5 million, including acquisition costs. The purchase was funded through two notes payable. The notes require the Company to make monthly interest payments at a weighted average rate of one-month LIBOR plus 157.5 basis points, with the principal balance due in April 2007.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations
--------------

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

     The following important factors, in addition to those discussed elsewhere in this report, and the Company's report on Form 10-K for the year ended September 30, 2001 could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

  - ongoing integration of past and future acquisitions, in light of challenges in retaining key employees, implementing technology systems, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

  - successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

  - successful renegotiation and retention of leases and management agreements on terms favorable to the Company;

  - fluctuations in quarterly operating results caused by a variety of factors including the timing of property-related gains and losses, preopening costs, the effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports, terrorist attacks, restrictions imposed on travel and local, national and international economic conditions;

  - the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

  -  global  and/or  regional  economic  factors

  - compliance with laws and regulations, including, without limitation environmental, anti-trust and consumer protection laws and regulations at the federal, state and international levels.


OVERVIEW
     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. As of March 31, 2002, the Company operated 1,792 parking facilities through management contracts, leased 1,896 parking facilities, and owned 210 parking facilities, either independently or in joint ventures with third parties. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Management contract and other revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead.

     Parking revenues from owned properties amounted to $16.8 and $18.6 million for the three months ended March 31, 2002 and 2001, respectively, representing 11.2% and 12.5% of total parking revenues for the respective periods. For the six months ended March 31, 2002 and 2001, parking revenues from owned properties were $33.6 and $36.5 million, respectively, representing 11.3% and 12.1% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater risk than managed or leased facilities, but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All owned facility revenues flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical or electrical maintenance or repairs.

     Parking revenues from leased facilities amounted to $133.0 and $130.2 million for the three months ended March 31, 2002 and 2001, respectively, and $263.5 and $264.0 million for the six months ended March 31, 2002 and 2001, respectively. Parking revenues from leased facilities accounted for 88.8% and 87.5% of total parking revenues for the three months ended March 31, 2002 and 2001, respectively, and 88.7% and 87.9% of total parking revenues for the six months ended March 31, 2002 and 2001, respectively. The Company's leases generally require the payment of a fixed amount of rent, regardless of the profitability of the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. Generally speaking, leased facilities require a longer commitment and a larger capital investment to the Company and represent a greater risk than managed facilities but provide a greater opportunity for long-term growth in revenues and profits. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical or electrical maintenance or repairs. Lease arrangements are typically for terms of three to ten years, with a renewal term, and generally provide for increases in base rent based on indices, such as the Consumer Price Index, or on pre-determined amounts.

     Management contract and other revenues amounted to $29.4 and $25.2 million for the three months ended March 31, 2002 and 2001, respectively, and $58.9 and $51.1 million for the six months ended March 31, 2002 and 2001, respectively. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, the Company is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. With respect to insurance, the Company's clients have the option of obtaining liability insurance on their own or having the Company provide insurance as part of the services provided under the management contract. Because of the Company's size and claims experience, management believes it can purchase such insurance at lower rates than the Company's clients can generally obtain on their own. Accordingly, the Company historically has generated profits on the insurance provided under its management contracts.


CRITICAL  ACCOUNTING  POLICIES
     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company's current judgments and estimates.

     This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001, the following may involve a higher degree of judgment and complexity:

Impairment  Of  Long-Lived  Assets  And  Goodwill
     In accounting for the Company's long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Beginning October 1, 2001, the Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets and the timing of an impairment charge are two critical components of recognizing an asset impairment charge that are subject to the significant use of judgment and estimation. Future events may indicate differences from these judgments and estimates.

Contract  and  Lease  Rights
     The Company capitalizes payments made to third parties which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company's historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

Lease  Termination  Costs
     The Company has recognized lease termination costs in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), in its financial statements. Lease termination costs are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events.

Income  Taxes
     The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2002 and 2016. The ability of the Company to fully utilize these net operating losses to offset taxable income is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in the determination of the Company's deferred tax asset valuation allowance. The valuation allowance has been provided for net operating loss carry forwards for which recoverability is deemed to be uncertain. The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances resulting in changes to income tax expense in the Company's financial statements.


RESULTS  OF  OPERATIONS

Three  Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Parking revenues for the second quarter of fiscal 2002 increased to $149.8 million from $148.8 million in the second quarter of fiscal 2001, an increase of $1.0 million, or 0.6%. The increase primarily resulted from the USA Parking and Park One of Louisiana acquisitions, which added $2.2 million of parking revenues during the quarter. This was offset by a decrease of $1.1 million in parking revenues in the New York area. Revenues from foreign operations amounted to approximately $9.2 million for each of the quarters ended March 31, 2002 and 2001.

     Management contract and other revenues for the second quarter of fiscal 2002 increased to $29.4 million from $25.2 million in the same period of fiscal 2001, an increase of $4.2 million, or 16.6%. The aforementioned acquisitions added $1.5 million of management contract and other revenues during the quarter, with the remainder of the increase resulting from new business growth.

     Cost of parking in the second quarter of 2002 increased to $130.5 million from $126.7 million in the second quarter of 2001, an increase of $3.8 million, or 3.0%. This increase was due primarily to a $2.6 million, or 3.6% increase in rent expense due to contractual increases, and a $1.4 million increase in depreciation and amortization due to the addition of $33.2 million of contract rights since the start of the fiscal year. Rent expense as a percentage of parking revenues increased to 49.5% during the quarter ended March 31, 2002, from 48.1% in the quarter ended March 31, 2001. Payroll and benefit expenses were 18.5% of parking revenues during the second quarter of fiscal 2002 as compared to 17.7% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 87.1% in the second quarter of fiscal 2002 from 85.1% in the second quarter of fiscal 2001. The increase is due to the inability of the Company to reduce the fixed expense component of its cost structure to match the lower parking revenues resulting from the slowing economy and the September 11, 2001, terrorist attacks.

     Cost of management contracts in the second quarter of fiscal 2002 increased to $13.3 million from $9.8 million in the comparable period in 2001, an increase of $3.5 million, or 36.4%. The increase in cost was primarily caused by an increase in workers compensation and health insurance costs. Cost of management contracts as a percentage of management contract and other revenues increased to 45.4% for the second fiscal quarter of 2002 from 38.8% for the same period in 2001, due to the increase in the aforementioned items.

     General and administrative expenses increased to $17.4 million for the second quarter of fiscal 2002 from $16.1 million in the second quarter of fiscal 2001, an increase of $1.3 million, or 7.7%. This increase is primarily due to the acquisitions of USA Parking System, Universal Parking System, Lexis Systems, and Park One of Louisiana during the current fiscal year. General and administrative expenses as a percentage of total revenues increased to 9.7% for the second quarter of fiscal 2002 compared to 9.3% for the second quarter of fiscal 2001.

     Goodwill and non-compete amortization for the second quarter of fiscal 2002 decreased to $0.1 million from $3.0 million in the second quarter of fiscal 2001, a decrease of $2.9 million. With the adoption of SFAS No. 142 on October 1, 2001, the Company no longer amortizes goodwill.

     Net property-related gains for the three months ended March 31, 2002 increased to $3.0 million from net property-related losses of $2.3 million in the comparable period in the prior year. The Company sold its interest in the Civic partnership during January 2002, which resulted in a gain of $3.9 million. This gain was offset by $0.7 million of prepaid rent related to a location in New York City which was written off due to condemnation of the lot. The Company's property-related losses for the three months ended March 31, 2001 were primarily comprised of a $2.3 million charge for early termination of an unfavorable lease.

     Interest income increased to $1.5 million for the second quarter of fiscal 2002 from $1.4 million in the second quarter of fiscal 2001, an increase of $0.1 million, or 2.3%.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $4.3 million for the second quarter of fiscal 2002 from $6.8 million in the second quarter of fiscal 2001, a decrease of $2.5 million, or 36.5%. This decrease was primarily attributable to the lower amount of overall debt outstanding during the current quarter, coupled with lower interest rates. The weighted average balance outstanding for the Company's debt obligations and convertible securities was $377.9 million during the quarter ended March 31, 2002, at a weighted average interest rate of 4.5% compared to $403.3 million during the quarter ended March 31, 2001 at an average interest rate of 6.6%.

     Income taxes increased to $6.4 million for the second quarter of fiscal 2002 from $4.5 million in the second quarter of fiscal 2001, an increase of $1.9 million, or 42.6%. The effective tax rate for the second quarter of fiscal 2002 was 34.4% compared to 36.6% for the second quarter of fiscal 2001. Goodwill amortization recognized in previous periods was primarily nondeductible for tax purposes. With the adoption of SFAS No. 142 in October 2001, the Company no longer amortizes goodwill, resulting in a reduction of its effective tax rate.

     The Company recognized an extraordinary gain of $1.7 million, net of taxes of $1.1 million, during the three months ended March 31, 2002 due to the repurchase of 500,000 shares of its mandatorily redeemable preferred securities (the "Preferred Securities") for $9.3 million.

Six  Months  Ended  March  31,  2002 Compared to Six Months Ended March 31, 2001

     Parking revenues for the first half of fiscal 2002 decreased to $297.1 million from $300.5 million in the first half of fiscal 2001, a decrease of $3.4 million, or 1.1%. The decrease primarily resulted from the effects of the September 11, 2001, terrorist attacks, which resulted in a $6.5 million decrease in New York region revenues. This was partially offset by $3.4 million of new parking revenues from the USA Parking System and Park One of Louisiana acquisitions. Revenues from foreign operations amounted to approximately $19.1 and $17.9 million for the six-month periods ended March 31, 2002 and 2001, respectively.

     Management contract and other revenues for the first half of fiscal 2002 increased to $58.9 million from $51.1 million in the same period of fiscal 2001, an increase of $7.8 million, or 15.4%. The increase resulted primarily from the addition of USA Parking System and Park One of Louisiana. This increase is also partially attributable to certain locations that were previously operated as leases and are now operated as management contracts.

     Cost of parking in the first half of 2002 increased to $258.5 million from $250.7 million in the first half of 2001, an increase of $7.8 million, or 3.1%. This increase was due primarily to a $5.0 million, or 3.5%, increase in rent expense due to contractual increases and new agreements, and a $2.4 million increase in depreciation and amortization due to the addition of $33.2 million of contract rights since the start of the fiscal year. Rent as a percentage of parking revenues increased to 49.8% in the first six months of 2002 from 47.6% in the same period of 2001. Payroll and benefit expenses were 18.7% of parking revenues during the first half of fiscal 2002 compared to 17.9% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 87.0% in the first half of fiscal 2002 from 83.4% in the first half of fiscal 2001 due to the inability of the Company to reduce the fixed expense component of its cost structure to match its lower parking revenues resulting from the slowing economy and the September 11, 2001, terrorist attacks.

     Cost of management contracts in fiscal first half 2002 increased to $25.3 million from $20.0 million in the comparable period in 2001, an increase of $5.3 million, or 26.7%. The increase in cost reflects higher medical and workers compensation claims by employees, both in total and as a percentage of management contract revenue. Cost of management contracts as a percentage of management contract and other revenues increased to 43.0% for the first half of fiscal 2002 from 39.2% for the same period in 2001, primarily due to rising insurance costs.

     General and administrative expenses increased to $35.3 million for the first six months of fiscal 2002 from $33.8 million in the first half of 2001, an increase of $1.5 million, or 4.5%. This increase is due primarily to the business acquisitions completed in the first half of fiscal 2002. General and administrative expenses as a percentage of total revenues increased to 9.9% for the first half of fiscal 2002 compared to 9.6% for the first half of fiscal 2001.

     Goodwill and non-compete amortization for the six-month period ended March 31, 2002 decreased to $0.2 million from $6.0 million in the same period in 2001 due to the adoption of SFAS No. 142, effective October 1, 2001.

     Net property-related gains for the six months ended March 31, 2002 amounted to $7.0 million compared to $0.5 million for the comparable period in fiscal 2001. Current year gains include $4.6 million from the sale of a property in Houston and $3.9 million from the sale of the Company's Civic partnership interest, offset by $1.6 million of impairment charges for condemned locations. For the same period in fiscal 2001, gains on sale of property of $5.5 million were offset by impairment charges for leasehold improvements and intangible assets totaling $1.2 million and lease termination charges of $3.8 million.

     Interest income decreased to $2.8 million for the first half of fiscal 2002 from $3.0 million in the first half of fiscal 2001, a decrease of $0.2 million, or 5.7%.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $9.0 million for the first half of fiscal 2002 from $14.2 million in the first half of fiscal 2001, a decrease of $5.2 million, or 36.3%. This decrease in interest expense was primarily attributable to lower overall outstanding debt balances coupled with lower interest rates during the period. The weighted average balance outstanding under such credit facilities and convertible securities was $382.7 million during the six-month period ended March 31, 2002, at a weighted average interest rate of 4.6% compared to $403.5 million during the same period ended March 31, 2001 at an average interest rate of 6.8%.

     Income taxes, excluding the extraordinary item and cumulative effect of accounting change, increased to $13.6 million for the first half of fiscal 2002 from $12.7 million in the first six months of 2001, an increase of $0.9 million, or 7.4%. The effective tax rate for the first half of fiscal 2002 was 34.6%, compared to 38.5% for the first half of fiscal 2001. Goodwill amortization recognized in previous periods was nondeductible for tax purposes. With the adoption of SFAS No. 142 in October 2001, the Company no longer amortizes goodwill, resulting in a reduction of its effective tax rate.

     The Company recognized an extraordinary gain of $5.0 million, net of taxes of $3.3 million, during the six months ended March 31, 2002, due to the repurchase of 1,137,795 shares of its Preferred Securities for $19.3 million.

     The Company recognized a loss from the cumulative effect of an accounting change of $258 thousand, net of tax, during the six months ended March 31, 2001. This loss resulted from the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as of October 1, 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES
     Operating activities for the six months ended March 31, 2002 provided net cash of $43.2 million, compared to $24.6 million of cash provided by operating activities for the six months ended March 31, 2001. Net earnings of $28.6 million and depreciation and amortization of $17.1 million, along with net decreases in operating assets and net increases in operating liabilities totaling $6.2 million were offset by $12.1 million of non-operating gains to account for the majority of the cash provided by operating activities during the first six months of fiscal 2002.

     Investing activities for the six months ended March 31, 2002 used net cash of $17.0 million, compared to net cash provided by investing activities of $4.5 million for the same period in the prior year. Acquisitions of $17.6 million, purchases of contract and lease rights of $18.9 million and capital expenditures of $12.9 million, offset by proceeds of $32.3 million from the disposition of property and equipment, accounted for the majority of the cash used by investing activities in the first six months of fiscal 2002. Proceeds of $17.0 million from the disposition of property and equipment and $2.8 million of net collections on notes receivable, offset by the purchase of property, equipment, leasehold improvements, and contract rights of $16.2 million account for the majority of the cash provided by investing activities in the first six months of fiscal 2001.

     Financing activities for the six months ended March 31, 2002 used net cash of $26.7 million, compared to $30.2 million in the same period in the prior year. Principal repayments on notes payable of $27.9 million and repurchase of mandatorily redeemable preferred securities of $19.3 million, offset by net borrowings under the revolving credit agreement of $23.5 million comprised a majority of the cash used by financing activities for the six months ended March 31, 2002. Principal repayments on notes payable and capital lease obligations of $29.2 million and the repurchase of $10.0 million of common stock, offset by net borrowings under the revolving credit facility of $12.6 million account for the majority of the cash used by financing activities during the six months ended March 31, 2001.

     In March 1999, the Company entered into a credit facility (the "Credit Facility") initially providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company's Credit Facility was $236.5 million with a weighted average interest rate of 3.3% as of March 31, 2002, including the principal amount of the term loan of $100.0 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $40.0 million at March 31, 2002, which is net of $23.5 million of stand-by letters of credit. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid.

     The Company is required to maintain the aforementioned financial covenants under the Credit Facility as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of March 31, 2002; however, there can be no assurance that the Company will be in compliance with one or more of these covenants in future quarters. The Company continues to evaluate various financing alternatives, including sale/leaseback opportunities, mortgage financing and repurchases of its mandatory redeemable convertible securities, as it seeks to optimize the rate, duration and mix of its debt.

     If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and the Credit Facility, the Company may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended September 30, 2001, provided certain limitations and restrictions upon the Company's ability to issue new shares of the Company's common stock. While a large number of shares of common stock issued in the Allright Merger are still subject to the Registration Rights Agreement, the restrictions on the Company's ability to issue new shares of the Company's common stock expired in February 2002.

     Depending on the timing and magnitude of the Company's future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and from the Company's Credit Facility over the next twelve months. In the ordinary course of business, the Company is required to maintain and, in some cases, make capital improvements to the parking facilities it operates.

Future  Cash  Commitments
     On January 18, 2000, the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's capital stock. The Company's bank lenders subsequently approved the repurchase program on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. As of March 31, 2002, the Company had repurchased 1.6 million shares of common stock at a total cost of $28.0 million (average cost of $17.74 per share). As of March 31, 2002, the Company had repurchased 1.1 million shares of the Preferred Securities at a total cost of $19.3 million, thereby reducing debt with a carrying value of $28.4 million.

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company's capital expenditure budget for fiscal 2002 is approximately $26 million.

     The following tables summarize the Company's total contractual obligations and commercial commitments as of March 31, 2002 (amounts in thousands):

                                                        Payments due by period
                                                    Less than      1-3       4-5     After 5
                                          Total       1 year      Years     Years     Years
Long-term debt                          $  254,024  $   50,732  $200,774  $  1,853  $    665
Capital lease obligations                    6,139       3,112     2,654       268       105
Operating leases                         1,309,114     222,808   337,414   248,101   500,791
Other long-term obligations                 14,250          --    14,250        --        --
                                        ----------  ----------  --------  --------  --------
    Total contractual cash obligations  $1,583,527  $  276,652  $555,092  $250,222  $501,561
                                        ==========  ==========  ========  ========  ========

                      Amount of commitment expiration per period
                                          Less than   1-3      4-5  After 5
                                  Total     1 year   Years    Years  Years
Unused lines of credit            $39,994  $    --  $39,994  $   --  $   --
Standby letters of credit          28,848   26,816    1,330     702      --
Guarantees                             --       --       --      --      --
Other commercial commitments        6,023    3,383    2,640      --      --
                                  -------  -------  -------  ------  ------
    Total commercial commitments  $74,865  $30,199  $43,964  $  702  $   --
                                  =======  =======  =======  ======  ======

     Capital lease obligations include principal and interest payments. Other commercial commitments include guaranteed minimum payments to minority partners of certain partnerships.


Recent  Events
     In April 2002, the Company purchased four properties in Atlanta for $16.5 million, including acquisition costs. The purchase was funded through two notes payable. The notes require the Company to make monthly interest payments at a weighted average rate of one-month LIBOR plus 157.5 basis points, with the principal balance due in April 2007.


Item  3.  Quantitative  and  Qualitative  Disclosure  about  Market  Risk
-------------------------------------------------------------------------

Interest Rate Risk
     The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of March 31, 2002, the Company had $236.5 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 87.5 basis points. Of this amount, $100.0 million is payable in quarterly installments of $12.5 million and $136.5 million in revolving credit loans are due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will renew the revolving credit facility.

     The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company's exposure to increases in interest rates. As of March 31, 2002, interest rate protection agreements had been purchased to hedge $100 million of the Company's variable rate debt related to its Credit Facility. These instruments were comprised of an interest rate swap agreement under which the Company pays to the counterparty a fixed rate of 6.16% and receives a variable rate equal to LIBOR, and three separate $25 million interest rate cap agreements with rates of 8.0%, 8.0% and 8.5%. All of these derivative instruments have terms consistent with the terms of the Credit Facility and are accounted for as cash flow hedges.

     The weighted average interest rate on the Company's Credit Facility at March 31, 2002 was 3.31%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $2.1 million based on the Company's outstanding Credit Facility balance of $236.5 million at March 31, 2002, less $25.0 million which is effectively fixed by the interest rate swap agreement. Additional increases (decreases) in LIBOR would result in proportionate increases (decreases) in interest expense until LIBOR exceeded 8.0% and 8.5%, at which point an additional $50.0 million and $25.0 million of the balance, respectively, would be fixed by the interest rate cap agreements.

     In March 2000, a limited liability company of which the Company is the sole shareholder, purchased a parking structure for $19.6 million and financed $13.3 million with a five-year note bearing interest at one-month floating LIBOR plus
162.5 basis points. To fix the interest rate, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% for the five-year period. The notional amount of the swap is reduced in conjunction with the principal payments on the related variable rate debt.

Foreign Currency Risk
     The Company's exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. As of March 31, 2002, the Company has approximately CAD$ 1.8 million (US$ 1.2 million) of cash denominated in Canadian dollars and US$ 2.6 million of cash denominated in various other foreign currencies. The company has no foreign-denominated debt instruments at March 31, 2002. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased.


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


Item  4.  Submission  of  Matters  to  a  Vote  of  Security-Holders
-------   ----------------------------------------------------------

     The following proposals were approved at the Company's Annual Meeting of Shareholders which was held at the Company's headquarters, 2401 21st Avenue South, Third Floor, Nashville, Tennessee, on Tuesday, February 19, 2002:

1. The election of ten directors for the term ending at the Annual Meeting of Shareholders to be held in 2003; each director receiving the following number of total votes:

                              FOR     AGAINST   ABSTAIN
                          ----------  -------  ---------
Monroe Carell             27,426,831        -    882,562
William J. Vareschi, Jr.  27,472,797        -    836,596
James H. Bond             27,461,129        -    848,264
William S. Benjamin       27,503,057        -    806,336
Cecil Conlee              27,506,827        -    802,566
Lewis Katz                25,179,815        -  3,129,578
Edward G. Nelson          27,506,142        -    803,251
William C. O'Neil, Jr.    27,504,874        -    804,519
Richard H. Sinkfield      27,502,770        -    806,623
Julia Carell Stadler      27,501,705        -    807,688


2. The approval of an amendment to the Company's 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel to increase the number of shares reserved for issuance under the plan by 3,500,000 shares of common stock;

                         BROKER
    FOR      AGAINST    NON-VOTE  ABSTAIN
----------  ---------  ---------  -------
20,731,957  3,864,764  3,592,949  119,723


Item  6.     Exhibits  and  Reports  on  Form  8-K
-------      -------------------------------------

(a)  Exhibits
     None.

(b)  Reports  on  Form  8-K

     On January 14, 2002, the Company filed a current report on form 8-K announcing its acquisition of Park One of Louisiana, LLC., incorporating the text of a press release on that date.

     On February 12, 2002, the Company filed a current report on form 8-K announcing its results for the quarter ended December 31, 2001, incorporating the text of a press release on that date.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

                                        CENTRAL  PARKING  CORPORATION
Date:  May  15,  2002                   By:   /s/  Hiram  A.  Cox
                                             ---------------------
                                              Hiram  A.  Cox
                                              Senior  Vice  President
                                                and  Chief  Financial  Officer