Form 10-Q
period 2002-06-30
CENTRAL PARKING CORP
filed 2002-08-14
CIK 949298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2002

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)



                         Tennessee                                                                  62-1052916
--------------------------------------------------------------------                  ------------------------------------
   (State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer Identification No.)


                  2401 21st Avenue South,
            Suite 200, Nashville, Tennessee                                                            37212
----------------------------------------------------------                                          ------------
         (Address of Principal Executive Offices)                                                    (Zip Code)


Registrant's Telephone Number, Including Area Code:                                                (615) 297-4255
                                                                                                   ---------------

Former name, address and fiscal year, if changed since last report:                                 Not Applicable
                                                                                                   ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES X    NO
                                            ---     ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.



            Class                          Outstanding at August 9, 2002
-----------------------------              -----------------------------
Common Stock, $0.01 par value                       35,947,669

                                      INDEX

                           CENTRAL PARKING CORPORATION


PART  I.     FINANCIAL  INFORMATION                                        PAGE
-------      ----------------------                                        ----
Item  1.     Financial  Statements  (Unaudited)

     Condensed  consolidated  balance  sheets
      -- June  30,  2002  and  September  30,  2001                           3

     Condensed  consolidated  statements  of  earnings
      -- three  and  nine  months  ended  June  30,  2002  and  2001          4

     Condensed  consolidated  statements  of  cash  flows
      -- nine  months  ended  June  30,  2002  and  2001                      5

     Notes  to  condensed  consolidated  financial  statements                6

Item  2.     Management's  Discussion  and  Analysis  of  Financial
     Condition  and  Results  of  Operations                                 16

Item  3.     Quantitative  and Qualitative Disclosure about Market Risk      23

PART  II.     OTHER  INFORMATION
--------      -------------------

Item  1.     Legal  Proceedings                                              23

Item  6.     Exhibits  and  Reports  on  Form  8-K                           24


SIGNATURES                                                                   24

PART  I.  FINANCIAL  INFORMATION
--------------------------------

Item  1.  Financial  Statements
-------------------------------
                           CENTRAL PARKING CORPORATION
                      Condensed Consolidated Balance Sheets
                                    Unaudited

Amounts  in  thousands,  except  share  data


                                                                                   June 30,     September 30,
                                                                                     2002           2001
                                                                                 -----------  ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                                       $   34,571   $       41,849
 Management accounts receivable                                                      38,496           32,613
 Accounts receivable - other                                                         14,099           16,149
 Current portion of notes receivable (including amounts due from partnerships, joint ventures and unconsolidated subsidiaries of $5,888 at June 30, 2002
     and $4,304 at September 30, 2001)                                                8,433            6,836
 Prepaid expenses                                                                    11,214            6,939
 Deferred income taxes                                                                  259              259
                                                                                 -----------  ---------------
   Total current assets                                                             107,072          104,645

Notes receivable, less current portion                                               42,887           42,931
Property, equipment and leasehold improvements, net                                 426,607          415,405
Contract and lease rights, net                                                      112,438           88,094
Goodwill, net                                                                       251,533          250,630
Investment in and advances to partnerships, joint ventures
    and unconsolidated subsidiaries                                                  15,375           30,704
Other assets                                                                         49,344           54,472
                                                                                 -----------  ---------------
   Total Assets                                                                  $1,005,256   $      986,881
                                                                                 ===========  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and capital lease obligations                 $   53,229   $       53,337
 Accounts payable                                                                    79,566           77,887
 Accrued expenses                                                                    29,722           24,997
 Management accounts payable                                                         23,319           20,541
 Income taxes payable                                                                14,396            7,134
                                                                                 -----------  ---------------
 Total current liabilities                                                          200,232          183,896

Long-term debt and capital lease obligations, less current portion                  195,269          208,885
Deferred rent                                                                        30,385           22,310
Deferred income taxes                                                                14,944           15,757
Minority interest                                                                    30,970           31,121
Other liabilities                                                                    34,030           33,466
                                                                                 -----------  ---------------
 Total liabilities                                                                  505,830          495,435
                                                                                 -----------  ---------------

Company-obligated mandatorily redeemable convertible securities of
 subsidiary holding solely parent debentures                                         78,085          110,000

Shareholders' equity:
 Common stock, $0.01 par value; 50,000,000 shares authorized, 35,945,319 and 35,791,550 shares issued and outstanding at June 30, 2002 and
   September 30, 2001, respectively                                                     360              358
 Additional paid-in capital                                                         241,600          238,464
 Accumulated other comprehensive loss, net                                           (2,070)          (1,979)
 Retained earnings                                                                  182,373          145,308
 Other                                                                                 (922)            (705)
                                                                                 -----------  ---------------
 Total shareholders' equity                                                         421,341          381,446
                                                                                 -----------  ---------------
 Total Liabilities and Shareholders' Equity                                      $1,005,256   $      986,881
                                                                                 ===========  ===============




See  accompanying  notes  to  condensed  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
                  Condensed Consolidated Statements of Earnings
                                    Unaudited

Amounts  in  thousands,  except  per  share  data


                                                             Three months ended    Nine months ended
                                                                   June 30,             June 30,
                                                               2002      2001       2002       2001
                                                            ---------  ---------  ---------  ---------
Revenues:
 Parking                                                    $151,664   $154,260   $448,804   $454,785
 Management contract and other                                31,301     24,885     90,246     75,959
                                                            ---------  ---------  ---------  ---------
                                                             182,965    179,145    539,050    530,744
 Reimbursement of management contract expenses                97,370     90,986    289,705    273,477
                                                            ---------  ---------  ---------  ---------
   Total revenues                                            280,335    270,131    828,755    804,221
                                                            ---------  ---------  ---------  ---------

Costs and expenses:
 Cost of parking                                             133,452    128,485    391,932    379,180
 Cost of management contracts                                 12,403     11,193     37,743     31,192
 General and administrative                                   17,224     17,474     52,571     51,311
 Goodwill and non-compete amortization                            94      3,001        310      9,003
                                                            ---------  ---------  ---------  ---------
                                                             163,173    160,153    482,556    470,686
 Reimbursed management contract expenses                      97,370     90,986    289,705    273,477
                                                            ---------  ---------  ---------  ---------
   Total costs and expenses                                  260,543    251,139    772,261    744,163
                                                            ---------  ---------  ---------  ---------

Property-related gains (losses), net                          (2,298)    (3,058)     4,735     (2,577)
                                                            ---------  ---------  ---------  ---------

 Operating earnings                                           17,494     15,934     61,229     57,481

Other income (expenses):
 Interest income                                               1,277      1,362      4,087      4,341
 Interest expense                                             (3,142)    (4,457)    (9,461)   (15,726)
 Dividends on Company-obligated mandatorily redeemable
   convertible securities of a subsidiary trust               (1,093)    (1,472)    (3,823)    (4,415)
 Gain on repurchase of Company-obligated mandatorily
   redeemable convertible securities of a subsidiary trust       881         --      9,245         --
 Equity in partnership and joint venture earnings              1,271      1,510      3,252      4,152
                                                            ---------  ---------  ---------  ---------

Earnings before income taxes, minority interest
 and cumulative effect of accounting change                   16,688     12,877     64,529     45,833

Income tax expense                                            (5,211)    (5,007)   (22,199)   (17,711)
Minority interest, net of tax                                 (1,374)    (1,133)    (3,652)    (2,969)
                                                            ---------  ---------  ---------  ---------
Earnings before cumulative effect of accounting change        10,103      6,737     38,678     25,153
Cumulative effect of accounting change, net of tax                --         --         --       (258)
                                                            ---------  ---------  ---------  ---------

Net earnings                                                $ 10,103   $  6,737   $ 38,678   $ 24,895
                                                            =========  =========  =========  =========



Basic earnings per share:
 Earnings before cumulative effect of accounting change     $   0.28   $   0.19   $   1.08   $   0.70
 Cumulative effect of accounting change, net of tax               --         --         --         --
                                                            ---------  ---------  ---------  ---------
   Net earnings                                             $   0.28   $   0.19   $   1.08   $   0.70
                                                            =========  =========  =========  =========

Diluted earnings per share:
 Earnings before cumulative effect of accounting change     $   0.28   $   0.19   $   1.07   $   0.70
 Cumulative effect of accounting change, net of tax               --         --         --      (0.01)
                                                            ---------  ---------  ---------  ---------
   Net earnings                                             $   0.28   $   0.19   $   1.07   $   0.69
                                                            =========  =========  =========  =========



See  accompanying  notes  to  condensed  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

Amounts  in  thousands

                                                                                         Nine months ended
                                                                                              June 30,
                                                                                          2002       2001
                                                                                       ---------  ---------
Cash flows from operating activities:
  Net earnings                                                                         $ 38,678   $ 24,895
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                        25,759     32,567
    Equity in partnership and joint venture earnings                                     (3,252)    (4,152)
    Distributions from partnerships and joint ventures                                    3,353      2,649
    Net (gains) losses on property-related activities                                    (4,735)     2,577
    Gain on repurchase of company-obligated mandatorily redeemable
      securities of a subsidiary trust                                                   (9,245)        --
    Deferred income taxes                                                                  (963)      (537)
    Minority interest                                                                     3,652      2,969
  Changes in operating assets and liabilities (net of acquisitions):
    Management accounts receivable                                                       (3,799)     1,208
    Accounts receivable - other                                                           2,616     (1,461)
    Prepaid expenses                                                                     (4,275)       526
    Other assets                                                                          1,614     (7,102)
    Accounts payable, accrued expenses and other liabilities                              5,239    (12,461)
    Management accounts payable                                                           2,340     (3,943)
    Deferred rent                                                                         8,075      1,961
    Income taxes payable                                                                  7,236     (6,864)
                                                                                       ---------  ---------
      Net cash provided by operating activities                                          72,293     32,832
                                                                                       ---------  ---------

Cash flows from investing activities:
  Proceeds from disposition of property and equipment                                    15,716     21,325
  Proceeds from sale of investment in partnership                                        18,399         --
  Purchase of property, equipment and leasehold improvements                            (19,777)   (22,562)
  Purchase of contract and lease rights                                                 (18,801)    (2,041)
  Acquisitions, net of cash acquired                                                    (17,662)        --
  Other investing activities                                                               (483)     2,430
                                                                                       ---------  ---------
      Net cash used by investing activities                                             (22,608)      (848)
                                                                                       ---------  ---------

Cash flows from financing activities:
  Dividends paid                                                                         (1,613)    (1,625)
  Net borrowings under revolving credit agreement                                         9,500     16,100
  Principal repayments on long-term debt and capital lease obligations                  (41,512)   (42,478)
  Payment to minority interest partners                                                  (3,972)    (3,672)
  Repurchase of common stock                                                               (488)   (10,863)
  Repurchase of mandatorily redeemable securities                                       (21,823)        --
  Proceeds from issuance of common stock and exercise of stock options                    3,261      2,077
                                                                                       ---------  ---------
      Net cash used by financing activities                                             (56,647)   (40,461)
                                                                                       ---------  ---------

Foreign currency translation                                                               (316)       176
                                                                                       ---------  ---------
  Net decrease in cash and cash equivalents                                              (7,278)    (8,301)
Cash and cash equivalents at beginning of period                                         41,849     43,214
                                                                                       ---------  ---------
Cash and cash equivalents at end of period                                             $ 34,571   $ 34,913
                                                                                       =========  =========



See  accompanying  notes  to  condensed  consolidated  financial  statements.

                           CENTRAL PARKING CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS  OF  PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission related to interim financial statements. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto for the year ended
September  30,  2001  (included  in  the  Company's annual report on Form 10-K).
Certain prior year amounts have been reclassified to conform to current year presentation.


(2)  ACQUISITIONS

     BUSINESS  COMBINATIONS
     The Company completed the four business combinations described below during the nine months ended June 30, 2002. Each acquisition was financed through the Company's existing credit facility and was accounted for as a purchase. The operating results of the acquisitions have been included from their respective dates of acquisition. Pro forma results for prior periods are not presented as the impact of acquisitions to reported results is not significant. The net assets acquired and liabilities assumed are summarized as follows (in thousands):


Estimated fair value of tangible assets acquired            $ 5,542
Estimated fair value of intangible assets acquired           14,339
Purchase price in excess of net assets acquired (goodwill)      903
Estimated fair value of liabilities assumed                  (2,936)
                                                            --------
  Net purchase price                                         17,848
Cash acquired                                                  (186)
                                                            --------
    Net cash paid for acquisitions                          $17,662
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

Universal  Park  Holdings
     On October 1, 2001, the Company purchased 100% of the common stock of Universal Park Holdings ("Universal") for $535 thousand. Universal provides fee collection and related services for state, local and national parks and had contracts to provide these services to six parks in the western United States as of the acquisition date. The purchase price included $385 thousand paid in cash at closing and a $150 thousand commitment to be paid after one year, contingent upon retention of acquired contracts. The purchase resulted in goodwill of $646 thousand, which is not deductible for tax purposes. This acquisition expanded the Company's presence in the municipal, state and national parks market.

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

     PROPERTY  ACQUISITIONS
     In April 2002, the Company acquired four properties in Atlanta for $16.5 million, including acquisition costs. The purchase was funded through two notes payable secured by the acquired properties. The notes require the Company to make monthly interest payments at a weighted average rate of one-month LIBOR plus 157.5 basis points, with the principal balance due in April 2007. The properties are currently being leased to another parking operator.


     LEASE  RIGHTS
     In January 2002, the Company purchased the lease rights for three locations in New York City from an unrelated third party for $16.4 million in cash. The lease rights will be amortized over the remaining terms of the individual lease agreements which range from 10 to 30 years. The Company had previously operated each of these locations under an agreement entered into in September 1992. This agreement, which terminates in August 2004, initially covered approximately 80 locations; however, all but seven of these locations had been renegotiated with extended terms or terminated as of June 30, 2002. These seven remaining locations had revenues and operating income of approximately $14 million and $3 million, respectively, in fiscal 2001. The Company intends to enter into negotiations to extend the terms of these remaining locations prior to the termination of the existing agreement. There can be no assurance that these locations will be renewed or, if renewed, that the new agreements will not have substantially different terms.

     The Company is entitled to receive a termination fee, as defined in the agreement, as the third party disposes of certain properties or renegotiates the lease agreements. The termination fee is based on the earnings of the location and the remaining duration of the agreement. During the nine months ended June 30, 2002, the Company received $8.4 million in termination fees related to the three locations described above and two additional locations which were disposed of during the period. These amounts have been recorded as deferred rent and will be amortized through August 2004 to offset the guaranteed rent payments due under the original agreement.

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

                                             Three months ended                Three months ended
                                                June 30, 2002                     June 30, 2001
                                      --------------------------------   --------------------------------
                                         Income     Common                 Income     Common
                                        Available   Shares   Per Share    Available   Shares   Per Share
                                         ($000's)   (000's)    Amount      ($000's)   (000's)    Amount
                                       -----------  -------  ----------  -----------  -------  ----------
Basic earnings per share. . . . . . .  $    10,103   35,923  $     0.28  $     6,737   35,740  $     0.19
Effect of dilutive stock and options:
    Stock option plan . . . . . . . .           --      664          --           --       91          --
    Restricted stock plan . . . . . .           --       --          --           --       69          --
                                       -----------  -------  ----------  -----------  -------  ----------
Diluted earnings per share. . . . . .  $    10,103   36,587  $     0.28  $     6,737   35,900  $     0.19
                                       ===========  =======  ==========  ===========  =======  ==========

                                                Nine months ended                   Nine months ended
                                                   June 30, 2002                      June 30, 2001
                                        -------------------------------      -------------------------------
                                           Income      Common                  Income     Common
                                          Available    Shares   Per Share     Available   Shares   Per Share
                                           ($000's)    (000's)    Amount       ($000's)   (000's)    Amount
                                          -----------  -------  -----------  -----------  -------  ----------
Basic earnings per share before
  cumulative effect of accounting change  $    38,678   35,817  $     1.08   $    25,153   35,818  $     0.70
Effect of dilutive stock and options:
    Stock option plan. . . . . . . . . .           --      373       (0.01)           --      106          --
    Restricted stock plan. . . . . . . .           --       --          --            --      122          --
                                          -----------  -------  -----------  -----------  -------  ----------
Diluted earnings per share before
  cumulative effect of accounting change  $    38,678   36,190  $     1.07   $    25,153   36,046  $     0.70
                                          ===========  =======  ===========  ===========  =======  ==========

     The company-obligated mandatorily redeemable securities of the subsidiary trust have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At June 30, 2002 and 2001, such securities were convertible into 1,419,730 and 2,000,000 shares of common stock, respectively. For the three months ended June 30, 2002 and 2001, options to purchase 402,897 and 2,005,406 shares, respectively, are excluded from the calculation of diluted common shares since they are anti-dilutive. Also, for the nine months ended June 30, 2002 and 2001, options to purchase 914,636 and 1,884,357 shares, respectively, are excluded since such options are anti-dilutive.


(4)  PROPERTY-RELATED  GAINS  (LOSSES),  NET
     The Company routinely disposes of or impairs owned properties and leasehold improvements due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three and nine months ended June 30, 2002 and 2001 is as follows:

                                                Three months ended     Nine months ended
                                                      June 30,             June 30,
                                                  2002        2001      2002      2001
                                               ----------  ----------  --------  --------
Net gains on sale of property                  $     313   $   1,131   $ 5,173   $ 6,650
Impairment charges for property, equipment
  and leasehold improvements                        (420)       (200)     (481)     (915)
Impairment charges for contract rights, lease
  rights and other intangible assets              (2,191)         --    (3,810)     (492)
Net gains on sale of partnership interests            --          --     3,853        --
Lease termination costs                               --      (3,989)       --    (7,820)
                                               ----------  ----------  --------  --------
Total property-related gains (losses), net     $  (2,298)  $  (3,058)  $ 4,735   $(2,577)
                                               ==========  ==========  ========  ========

     On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC ("Civic") for $18.4 million. The transaction resulted in a pre-tax gain of $3.9 million which is included as a property-related gain for the nine months ended June 30, 2002. Additionally, the Company recognized $5.2 million of pre-tax gains on sales of property during the nine months ended June 30, 2002, primarily from the condemnation of a property in Houston. The Company wrote off prepaid rent of $2.2 million and leasehold improvements of $0.4 million during the three months ended June 30, 2002 related to a property in New York City where the carrying value of the assets was no longer supportable by projected future cash flows. This was in addition to write-offs of $0.7 million of prepaid rent in the second quarter of fiscal 2002 related to a condemned location in New York City and $0.9 million of contract rights in the first quarter of fiscal 2002 for locations in Houston, Fort Worth and San Diego that are no longer operated by the Company.

     The Company recognized $6.7 million of pre-tax gains from property sales during the nine months ended June 30, 2001. These gains primarily related to the sale of properties in Baltimore, Birmingham, Chattanooga, Chicago, Houston, St. Louis and Toledo. Lease termination costs for the nine months ended June 30, 2001 include $6.3 million which the Company incurred to exit unfavorable leases in New York City during the second and third quarters of fiscal 2001 and $1.5 million which the Company paid to exit an unfavorable lease in Philadelphia during the first quarter of fiscal 2001. Impairment charges during the nine months ended June 30, 2001 comprised $0.9 million attributable to properties where the operating lease agreements were amended such that the carrying value of the leasehold improvements were no longer supportable by projected future cash flows. The remaining $0.5 million of impairment charges reflects a reduction in certain Allright-related intangible assets which are no longer of value to the Company.

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

     The Company was required to adopt the provisions of SFAS No. 141 immediately. SFAS No. 142 must be adopted by October 1, 2002, but may be adopted earlier. The Company has elected this early adoption as of October 1, 2001. SFAS No. 142 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. With the adoption of SFAS No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations, and has determined that no amortization period adjustments are required. As of June 30, 2002, the Company has not identified any intangible assets with indefinite useful lives, other than goodwill.

     The transitional provisions of SFAS No. 142 require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company is structured into geographical segments. Each segment consists of several cities which report to a single senior vice president. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers each city to be a separate reporting unit. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company has completed step one of the transition process and has identified an estimate of pre-tax impairment loss related to the transition testing ranging from $3 million to $20 million related to business units in Chicago and New Jersey. As of September 30, 2001, the goodwill allocated to these two business units approximated $20 million. The Company will complete the second step of the goodwill impairment transition testing and recognize any impairment charges prior to the end of the current fiscal year.

     As of September 30, 2001, the Company's unamortized goodwill amounted to $250.6 million and unamortized identifiable intangible assets amounted to $88.1 million, all of which were subject to the transition provisions of SFAS No. 142. The effects of adoption of SFAS No. 142 on results of operations for the three and nine months ended June 30, 2002 and 2001, are as follows (in thousands, except per share data):

                                              Three months      Nine months
                                              ended June 30,   ended June 30,
                                               2002    2001     2002     2001
                                             -------  ------  -------  -------
Reported net earnings                        $10,103  $6,737  $38,678  $24,895
Add back: Goodwill amortization, net of tax       --   2,702       --    8,107
                                             -------  ------  -------  -------
Pro forma net earnings                       $10,103  $9,439  $38,678  $33,002
                                             =======  ======  =======  =======

Basic earnings per share:
  Reported net earnings                      $  0.28  $ 0.19  $  1.08  $  0.70
  Goodwill amortization                           --    0.07       --     0.22
                                             -------  ------  -------  -------
  Pro forma net earnings                     $  0.28  $ 0.26  $  1.08  $  0.92
                                             =======  ======  =======  =======

Diluted earnings per share:
  Reported net earnings                      $  0.28  $ 0.19  $  1.07  $  0.69
  Goodwill amortization                           --    0.07       --     0.22
                                             -------  ------  -------  -------
  Pro forma net earnings                     $  0.28  $ 0.26  $  1.07  $  0.91
                                             =======  ======  =======  =======


     As of June 30, 2002, the Company had the following amortizable intangible assets (in thousands):

                                 Gross
                                Carrying   Accumulated
                                 Amount    Amortization     Net
                               ---------  -------------  --------
Amortizable intangible assets
    Contract and lease rights  $ 149,974  $      37,536  $112,438
    Noncompete agreements          2,575          2,090       485
                               ---------  -------------  --------
        Total                  $ 152,549  $      39,626  $112,923
                               =========  =============  ========


     Amortization expense related to the contract and lease rights and noncompete agreements was $2,696,000 and $94,000, respectively, for the three months ended June 30, 2002, and $7,732,000 and $310,000, respectively, for the nine months ended June 30, 2002.

     In accordance with SFAS No. 142, the Company assigned its goodwill to its various reporting units during the second quarter of fiscal 2002. The following table reflects this assignment by reported segment as of October 1, 2001, and the changes in the carrying amounts for the nine months ended June 30, 2002 (in thousands):


                                One      Two      Three    Four   Five    Six      Other    Total
                               ------  --------  -------  -----  ------  -------  ------  --------
Balance as of October 1, 2001  $5,829  $194,784  $13,227  $ 831  $5,660  $30,299  $   --  $250,630
Acquired during the period        646        --       --     --      --       --     257       903
                               ------  --------  -------  -----  ------  -------  ------  --------
Balance as of June 30, 2002    $6,475  $194,784  $13,227  $ 831  $5,660  $30,299  $  257  $251,533
                               ======  ========  =======  =====  ======  =======  ======  ========


(6)  LONG-TERM DEBT
     In March 1999, the Company entered into a credit facility (the "Credit Facility") initially providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company's Credit Facility was $210.0 million with a weighted average interest rate of 3.3% as of June 30, 2002, including the principal amount of the term loan of $87.5 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $50.0 million at June 30, 2002, which is net of $27.5 million of stand-by letters of credit. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The two primary ratios are a leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.

     The Company is required to maintain the aforementioned financial covenants under the Credit Facility as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of June 30, 2002; however, there can be no assurance that the Company will be in compliance with one or more of these covenants in future quarters. The Company continues to evaluate various financing alternatives as it seeks to optimize the rate, duration and mix of its debt.


(7)  CONVERTIBLE  TRUST  ISSUED  PREFERRED  SECURITIES
     In 1998, the Company completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities (the "Preferred Securities"). The Preferred Securities prohibit the payment of dividends on the Company's common stock if quarterly distributions on the Preferred Securities are not made.

     In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, the statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required that all gains and losses on extinguishment of debt be classified as an extraordinary item, net of tax, on the face of the income statement. The statement is effective for all fiscal years beginning after May 15, 2002, but may be adopted earlier. The Company adopted this statement in the third quarter of fiscal
2002,  retroactive  to  October  1,  2001.

     On June 28, 2002, the Company repurchased 138,800 shares of its Preferred Securities for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of its Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Preferred Securities for $10.0 million. For the three and nine months ended June 30, 2002, these transactions resulted in pre-tax gains of $0.9 and $9.2 million, net of writedowns of a proportionate share of the related deferred finance costs of $0.1 and $0.9 million, respectively. Such gains were previously reported as extraordinary items, net of tax, in the Company's statement of earnings, but are now classified as a separate component of other income as a result of adoption of SFAS No. 145. All prior period gains have been reclassified to conform to the new presentation. The other provisions of SFAS No. 145 are not expected to have a material effect on the Company's financial statements.


(8)  SUPPLEMENTAL  CASH  FLOW  INFORMATION
     Non-cash transactions and cash paid for interest and taxes for the nine months ended June 30, 2002 and 2001, were as follows (in thousands):


                                                         Nine months ended
                                                              June 30,
                                                           2002      2001
                                                         --------  -------
Non-cash transactions:
    Purchase of real estate and equipment with debt,
      including deferred finance costs                   $17,146   $    --
    Unrealized (gain) loss on fair value of derivatives  $  (225)  $ 1,234

Cash paid for interest                                   $ 9,024   $15,230
Cash paid for income taxes                               $15,492   $24,783


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

     At June 30, 2002, the Company's derivative financial instruments consisted of three interest rate cap agreements with a combined notional amount of $75 million and two interest rate swaps with a combined notional amount of $38 million that effectively convert an equal portion of its debt from a variable rate to a fixed rate. The derivative financial instruments are reported at their fair values, and are included as other assets and other liabilities, respectively, on the face of the balance sheet. The following table lists the amortized cost and carrying value (fair value) of each type of derivative financial instrument (amounts in thousands):


                                      June 30, 2002    September 30, 2001
                                    Amortized   Fair    Amortized   Fair
                                       Cost     Value      Cost     Value
                                    ----------  ------  ----------  ------
Derivative instrument assets:
     Interest rate caps             $      306  $   16  $      440  $   63

Derivative instrument liabilities:
     Interest rate swaps            $       --  $2,687  $       --  $2,975

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

     During the three and nine months ended June 30, 2002, the Company recognized unrealized (losses) gains of ($275) and $225 thousand, respectively, net of related income tax benefit (expense) of $183 and ($150) thousand, respectively, in accumulated other comprehensive loss. During the three and nine months ended June 30, 2001, the Company recognized unrealized gains (losses) of $152 and ($854) thousand, respectively, net of related income tax (expense) benefit of ($101) and $569 thousand, respectively, in accumulated other comprehensive loss. The Company decreased derivative instrument assets by $26 and $45 thousand and increased (decreased) derivative instrument liabilities by $477 and ($288) thousand for the three and nine months ended June 30, 2002, respectively. The Company increased (decreased) derivative instrument assets by $19 and ($218) thousand and increased (decreased) derivative instrument liabilities by ($190) thousand and $1.3 million for the three and nine months ended June 30, 2001, respectively.


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


     In January 2002, the Emerging Issues Task Force ("EITF") released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for
"Out-of-Pocket" Expenses Incurred, which the Company adopted in the third quarter of fiscal 2002. This pronouncement requires the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Amounts have been reclassified to conform to the presentation of these reimbursed expenses in all prior periods presented. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $97.4 million and $91.0 million for the three months ended June 30, 2002 and 2001, respectively, and $289.7 million and $273.5 million for the nine months ended June 30, 2002 and 2001, respectively. This accounting change has no impact on operating earnings or net earnings.


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

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Statement 146 replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company's financial statements.


(12) COMMITMENTS  AND  CONTINGENCIES
     The Company entered into a partnership agreement effective June 1, 2000, to operate certain locations in Puerto Rico. The Company is the general partner. The partners entered into an option agreement on that date whereby the other partner has the option to sell its partnership interest to the Company during the period from May 1, 2003 to November 30, 2003. If the other partner does not exercise its option, then the Company has an option to purchase the other partner's interest during the period from May 1, 2004 to October 31, 2004. The agreed upon purchase price under both of these options is approximately $14.3 million, backed by a letter of credit provided by the Company's chairman. The Company believes that it is probable that one of these options will be exercised and, accordingly, has included this commitment on its balance sheet in other liabilities.


(13) COMPREHENSIVE  INCOME
     Comprehensive income for the three and nine months ended June 30, 2002 and 2001, was as follows (in thousands):

                                                      Three months       Nine months
                                                     ended June 30,     ended June 30,
                                                      2002     2001     2002      2001
                                                    --------  ------  --------  --------
Net earnings                                        $10,103   $6,737  $38,678   $24,895
Gain (loss) on fair value of derivatives               (275)     152      225    (1,234)
Foreign currency cumulative translation adjustment     (170)       1     (316)      176
                                                    --------  ------  --------  --------
Comprehensive income                                $ 9,658   $6,890  $38,587   $23,837
                                                    ========  ======  ========  ========


(14) BUSINESS  SEGMENTS
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings of each segment for the three and nine months ended June 30, 2002 and 2001, as well as identifiable assets for each segment as of June 30, 2002 and 2001. During fiscal year 2002, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

                                 Three months        Nine months
                                ended June 30,      ended June 30,
                                 2002      2001     2002      2001
                              --------  --------  --------  --------
Revenues:
  Segment One                 $ 29,155  $ 27,735  $ 91,191  $ 81,081
  Segment Two                  103,716   110,182   311,213   327,583
  Segment Three                 41,440    40,440   124,661   123,823
  Segment Four                  28,199    25,308    81,347    71,442
  Segment Five                  32,310    34,232    98,650   103,474
  Segment Six                   31,655    30,955    92,116    91,533
  Other                         13,860     1,279    29,577     5,285
                              --------  --------  --------  --------
    Total revenues            $280,335  $270,131  $828,755  $804,221
                              ========  ========  ========  ========

Operating earnings:
  Segment One                 $    579  $  1,612  $  2,376  $  4,147
  Segment Two                    5,836     2,714    18,172    13,595
  Segment Three                  3,148     2,884    10,593     8,934
  Segment Four                   1,915     1,974     5,653     6,015
  Segment Five                   2,306     2,202     8,168     7,504
  Segment Six                    1,987     2,083     6,033     5,192
  Other                          1,723     2,465    10,234    12,094
                              --------  --------  --------  --------
    Total operating earnings  $ 17,494  $ 15,934  $ 61,229  $ 57,481
                              ========  ========  ========  ========

                             June 30,
                          2002      2001
                      ----------  --------
Identifiable assets:
  Segment One         $   17,486  $ 21,811
  Segment Two            376,533   359,586
  Segment Three           37,055    31,746
  Segment Four            35,887    28,736
  Segment Five            24,633    23,037
  Segment Six             41,986    45,865
  Other                  471,676   483,212
                      ----------  --------
    Total assets      $1,005,256  $993,993
                      ==========  ========


Segment One encompasses the western region of the United States and Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City,
     New  Jersey,  Boston  and  Philadelphia.

Segment  Three  encompasses  Texas,  Louisiana,  Ohio and parts of Tennessee and
     Alabama.

Segment  Four  encompasses  Florida,  Puerto  Rico,  Europe,  Central  and South
     America.

Segment Five encompasses the midwestern region of the United States, as well as western Pennsylvania and western New York. It also includes Canada (except Vancouver).

Segment  Six encompasses the southeastern region of the United States, including
     North  and  South  Carolina,  Virginia,  West Virginia and Washington, D.C.

Other encompasses home office, eliminations, owned real estate, USA Parking and certain partnerships.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations
--------------
FORWARD-LOOKING  STATEMENTS  MAY  PROVE  INACCURATE
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's annual report on Form 10-K for the year ended September 30, 2001. Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors, in addition to those discussed elsewhere in this report, and the Company's annual report on Form 10-K for the year ended September 30, 2001 could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

-- ongoing integration of acquisitions, in light of challenges in retaining key employees, implementing technology systems, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-- successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

-- successful renegotiation and retention of leases and management agreements on terms favorable to the Company;

-- fluctuations in operating results caused by a variety of factors including the timing of property-related gains and losses, preopening costs, the effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports, acts of terrorism, restrictions imposed on travel and local, national and international economic conditions;

-- the ability of the Company to form and maintain strategic relationships with key real estate owners and operators;

--   global  and/or  regional  economic  factors

-- compliance with laws and regulations, including, without limitation, environmental, anti-trust and consumer protection laws and regulations at the federal, state and international levels.

OVERVIEW
     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. As of June 30, 2002, the Company operated 1,780 parking facilities through management contracts, leased 1,894 parking facilities, and owned 212 parking facilities, either independently or in joint ventures with third parties. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Management contract and other revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead.

     Parking revenues from owned properties amounted to $16.9 million and $18.1 million for the three months ended June 30, 2002 and 2001, respectively, representing 11.2% and 11.8% of total parking revenues for the respective periods. For the nine months ended June 30, 2002 and 2001, parking revenues from owned properties were $50.7 million and $54.7 million, respectively, representing 11.3% and 12.0% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater risk than managed or leased facilities, but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All owned facility revenues flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical or electrical maintenance or repairs.

     Parking revenues from leased facilities amounted to $134.7 million and $136.1 million for the three months ended June 30, 2002 and 2001, respectively, and $398.1 million and $400.1 million for the nine months ended June 30, 2002 and 2001, respectively. Parking revenues from leased facilities accounted for 88.8% and 88.2% of total parking revenues for the three months ended June 30, 2002 and 2001, respectively, and 88.7% and 88.0% of total parking revenues for the nine months ended June 30, 2002 and 2001, respectively. The Company's leases generally require the payment of a fixed amount of rent, regardless of the profitability of the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. Generally speaking, leased facilities require a longer commitment and a larger capital investment to the Company and represent a greater risk than managed facilities but provide a greater opportunity for long-term growth in revenues and profits. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical or electrical maintenance or repairs. Lease arrangements are typically for terms of three to ten years, with a renewal term, and generally provide for increases in base rent based on indices, such as the Consumer Price Index, or on pre-determined amounts.

     Management contract and other revenues amounted to $31.3 million and $24.9 million for the three months ended June 30, 2002 and 2001, respectively, and $90.2 million and $76.0 million for the nine months ended June 30, 2002 and 2001, respectively. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, the Company is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. With respect to insurance, the Company's clients have the option of obtaining liability insurance on their own or having the Company provide insurance as part of the services provided under the management contract. Because of the Company's size and claims experience, management believes it can purchase such insurance at lower rates than the Company's clients can generally obtain on their own. Accordingly, the Company historically has generated profits on the insurance provided under its management contracts.

     In January 2002, the Emerging Issues Task Force released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which the Company adopted in the third quarter of fiscal 2002. This pronouncement requires the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Amounts have been reclassified to conform to the presentation of these reimbursed expenses in all prior periods presented. Adoption of EITF 01-14 resulted in an increase in total revenues and total costs and expenses in equal amounts of $97.4 million and $91.0 million for the three months ended June 30, 2002 and 2001, respectively, and $289.7 million and $273.5 million for the nine months ended June 30, 2002 and 2001, respectively. This accounting change has no impact on operating earnings or net earnings.



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

RECENT  ACCOUNTING  PRONOUNCEMENTS
     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 also resolves certain implementation issues associated with SFAS No. 121 by providing guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishing criteria for when a long-lived asset is held for sale, and prescribing the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). SFAS No. 144 does not apply to goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142. The Company will adopt SFAS No. 144 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No.121.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company's financial statements.

RESULTS  OF  OPERATIONS

Three  Months  Ended  June 30, 2002 Compared to Three Months Ended June 30, 2001

     Parking revenues for the third quarter of fiscal 2002 decreased to $151.7 million from $154.3 million in the third quarter of fiscal 2001, a decrease of $2.6 million, or 1.7%. The decrease primarily resulted from a decrease in same-store sales of $4.4 million due to decreased monthly parking in major metropolitan areas which management believes is a result of increased unemployment. This decline was partially offset by the USA Parking ("USA") and Park One of Louisiana ("Park One") acquisitions. These acquisitions added $2.2 million of parking revenues during the third quarter of fiscal 2002. Revenues from foreign operations amounted to approximately $10.3 million and $10.6 million for the quarters ended June 30, 2002 and 2001, respectively.

     Management contract and other revenues for the third quarter of fiscal 2002 increased to $31.3 million from $24.9 million in the same period of fiscal 2001, an increase of $6.4 million, or 25.8%. The aforementioned acquisitions added $1.9 million of management contract and other revenues during the third quarter of fiscal 2002, with the remainder of the increase resulting from new business growth and increased fees.

     Cost of parking in the third quarter of 2002 increased to $133.5 million from $128.5 million in the third quarter of 2001, an increase of $5.0 million, or 3.9%. This increase was due primarily to a $2.0 million, or 7.2%, increase in payroll expense due to the additions of USA and Park One, and a $1.3 million increase in depreciation and amortization due to the addition of $33.2 million of contract rights during the fiscal year. Rent expense, as a percentage of parking revenues, increased to 49.9% during the quarter ended June 30, 2002, from 49.2% in the quarter ended June 30, 2001. Payroll and benefit expenses were 19.4% of parking revenues during the third quarter of fiscal 2002 as compared to 17.8% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 88.0% in the third quarter of fiscal 2002 from 83.3% in the third quarter of fiscal 2001. The increase is primarily due to the inability of the Company to reduce the fixed expense component of its cost structure to match the lower parking revenues.

     Cost of management contracts in the third quarter of fiscal 2002 increased to $12.4 million from $11.2 million in the comparable period in 2001, an increase of $1.2 million, or 10.8%. The increase in cost was primarily the result of acquisitions and increases in certain costs, including health insurance costs. Cost of management contracts, as a percentage of management contract and other revenues, decreased to 39.6% for the third fiscal quarter of 2002 from 45.0% for the same period in 2001, due to the increase in revenues previously noted and better management of certain costs.

     General and administrative expenses decreased to $17.2 million for the third quarter of fiscal 2002 from $17.5 million in the third quarter of fiscal 2001, a decrease of $0.3 million, or 1.4%. This decrease is primarily a result of the Company's process improvement initiatives and is partially offset by $0.8 million of additional general and administrative expenses due to the USA and Park One acquisitions during the current fiscal year. General and administrative expenses, as a percentage of total revenues, decreased to 6.1% for the third quarter of fiscal 2002 compared to 6.5% for the third quarter of fiscal 2001.

     Goodwill and non-compete amortization for the third quarter of fiscal 2002 decreased to $0.1 million from $3.0 million in the third quarter of fiscal 2001, a decrease of $2.9 million. With the adoption of SFAS No. 142 on October 1, 2001, the Company no longer amortizes goodwill.

     Net property-related losses for the three months ended June 30, 2002 decreased to $2.3 million from $3.1 million in the comparable period in the prior year. The Company recognized an impairment charge of $2.6 million during the third quarter of fiscal 2002 related to leasehold improvements and prepaid rent at a location in New York City where changes in traffic flow patterns have resulted in a reduction of revenues from that site. This charge was offset by $0.3 million of net gains from routine asset sales during the third quarter of fiscal 2002. The Company's property-related losses for the three months ended June 30, 2001 were primarily comprised of a $4.0 million charge for early termination of an unfavorable lease and $0.2 million for impairment of leasehold improvements, offset by net gains of $1.1 million from routine asset sales.

     Interest income declined slightly to $1.3 million for the third quarter of fiscal 2002 from $1.4 million in the third quarter of fiscal 2001, a decrease of $0.1 million, or 6.2%.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $4.2 million for the third quarter of fiscal 2002 from $5.9 million in the third quarter of fiscal
2001, a decrease of $1.7 million, or 28.6%. This decrease was primarily attributable to the lower amount of overall debt outstanding during the current quarter, coupled with lower interest rates. The weighted average balance outstanding for the Company's debt obligations and convertible securities was $355.2 million during the quarter ended June 30, 2002, at a weighted average interest rate of 4.7% compared to $394.6 million during the quarter ended June 30, 2001 at an average interest rate of 5.8%.

     In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, the Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required that all gains and losses on extinguishment of debt be classified as an extraordinary item, net of tax, on the face of the income statement. The Company adopted this Statement in the third quarter of fiscal 2002, retroactive to October 1, 2001. On June 28, 2002, the Company repurchased 138,800 shares of its convertible trust issued preferred securities (the "Preferred Securities") for $2.5 million. For the three months ended June 30, 2002, these transactions resulted in a gain of $0.9 million, net of a writedown of a proportionate share of the related deferred finance costs of $0.1 million. As a result of adopting SFAS 145 the net pre-tax gain has been classified as a separate component of other income. The other provisions of SFAS No. 145 are not expected to have a material effect on the Company's financial statements.

     Income taxes increased to $5.2 million for the third quarter of fiscal 2002 from $5.0 million in the third quarter of fiscal 2001, an increase of $0.2 million, or 4.1%. The effective tax rate for the third quarter of fiscal 2002 was 31.2% compared to 38.9% for the third quarter of fiscal 2001. Goodwill amortization recognized in previous periods was primarily nondeductible for tax purposes. With the adoption of SFAS No. 142 in October 2001, the Company no longer amortizes goodwill, resulting in a reduction of its effective tax rate.


Nine  Months  Ended  June  30,  2002 Compared to Nine Months Ended June 30, 2001

     Parking revenues for the first nine months of fiscal 2002 decreased to $448.8 million from $454.8 million in the first nine months of fiscal 2001, a decrease of $6.0 million, or 1.3%. The decrease primarily resulted from a $14.1 million decrease in same-store revenues, which includes a $10.4 million decrease in New York region same-store revenues caused mainly by the effects of the September 11, 2001 terrorist attacks and a $3.7 million decrease in same-store revenues from all other locations reflecting decreases in monthly parking activity stemming from higher unemployment rates. This decrease was partially offset by $5.6 million of new parking revenues from the USA and Park One acquisitions. Revenues from foreign operations amounted to approximately $29.4 million and $28.4 million for the nine-month periods ended June 30, 2002 and 2001, respectively.

     Management contract and other revenues for the first nine months of fiscal 2002 increased to $90.2 million from $76.0 million in the same period of fiscal 2001, an increase of $14.2 million, or 18.8%. The USA and Park One acquisitions were responsible for $5.0 million of the increase. The remainder of the increase is primarily attributable to new business growth and increased fees.

     Cost of parking in the first nine months of fiscal 2002 increased to $391.9 million from $379.2 million in the first nine months of fiscal 2001, an increase of $12.7 million, or 3.4%. This increase was due primarily to a $3.9 million, or 1.8%, increase in rent expense due to new lease agreements, a $3.7 million increase in depreciation and amortization due to the addition of $33.2 million of contract rights since the start of the 2002 fiscal year, and a $3.3 million, or 4.1%, increase in payroll expense due to the addition of USA and Park One. Rent, as a percentage of parking revenues, increased to 49.8% in the first nine months of fiscal 2002 from 48.3% in the same period of 2001. Payroll and benefit expenses were 18.9% of parking revenues during the first nine months of fiscal 2002 compared to 17.9% in the comparable prior year period. Cost of parking, as a percentage of parking revenues, increased to 87.3% in the first nine months of fiscal 2002 from 83.4% in the first nine months of fiscal 2001 due to the inability of the Company to reduce the fixed expense component of its cost structure to match its lower parking revenues.

     Cost of management contracts for the nine months ended June 30, 2002 increased to $37.7 million from $31.2 million in the comparable period in 2001, an increase of $6.5 million, or 21.0%. The increase in cost was primarily the result of acquisitions and increases in certain costs, including insurance costs. Cost of management contracts, as a percentage of management contract and other revenues, increased slightly to 41.8% for the first nine months of fiscal 2002 from 41.1% for the same period in 2001, primarily due to rising insurance costs.

     General and administrative expenses increased to $52.6 million for the first nine months of fiscal 2002 from $51.3 million in the first nine months of 2001, an increase of $1.3 million, or 2.5%. This increase is due primarily to $1.6 million of additional general and administrative expenses due to the USA and Park One acquisitions, partially offset by results of the Company's process improvement initiatives. General and administrative expenses, as a percentage of total revenues, decreased to 6.3% for the first nine months of fiscal 2002 from 6.4% for the same period in fiscal 2001.

     Goodwill and non-compete amortization for the nine-month period ended June 30, 2002 decreased to $0.3 million from $9.0 million in the same period in 2001 due to the adoption of SFAS No. 142, effective October 1, 2001.

     Net property-related gains for the nine months ended June 30, 2002 amounted to $4.7 million compared to net property-related losses of $2.6 million for the comparable period in fiscal 2001. Current year pre-tax gains primarily include $4.6 million from the sale of a property in Houston and $3.9 million from the sale of the Company's Civic partnership interest. These gains were offset by impairment of $2.6 million of leasehold improvements and prepaid rent at a New York City location, and $1.6 million of impairment charges for condemned locations. For the same period in fiscal 2001, pre-tax gains on sale of property of $6.6 million were offset by impairment charges for leasehold improvements and intangible assets totaling $4.0 million and lease termination charges of $5.2 million.

     Interest income declined to $4.1 million for the first nine months of fiscal 2002 from $4.3 million in the first nine months of fiscal 2001.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $13.3 million for the first nine months of fiscal 2002 from $20.1 million in the first nine months of fiscal 2001, a decrease of $6.8 million, or 34.0%. This decrease in interest expense was primarily attributable to lower overall outstanding debt balances coupled with lower interest rates during the period. The weighted average balance outstanding under such credit facilities and convertible securities was $374.3 million during the nine-month period ended June 30, 2002, at a weighted average interest rate of 4.7% compared to $400.5 million during the same period ended June 30, 2001 at an average interest rate of 6.5%.

     In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, the Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required that all gains and losses on extinguishment of debt be classified as an extraordinary item, net of tax, on the face of the income statement. The Company adopted this Statement in the third quarter of fiscal 2002, retroactive to October 1, 2001. On June 28, 2002, the Company repurchased 138,800 shares of its Preferred Securities for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of its Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Preferred Securities for $10.0 million. For the nine months ended June 30, 2002, these transactions resulted in a pre-tax gain of $9.2 million, net of a writedown of a proportionate share of the related deferred finance costs of $0.9 million. Such gains were previously reported as extraordinary items, net of tax, in the Company's statement of earnings, but are now classified as a separate component of other income as a result of the adoption of SFAS No. 145. The other provisions of SFAS No. 145 are not expected to have a material effect on the Company's financial statements.

     Income taxes, excluding cumulative effect of accounting change, increased to $22.2 million for the first nine months of fiscal 2002 from $17.7 million in the first nine months of 2001, an increase of $4.5 million, or 25.3%. The effective tax rate for the first nine months of fiscal 2002 was 34.4% compared to 38.6% for the first nine months of fiscal 2001. Goodwill amortization recognized in previous periods was nondeductible for tax purposes. With the adoption of SFAS No. 142 in October 2001, the Company no longer amortizes goodwill, resulting in a reduction of its effective tax rate.

     The Company recognized a loss from the cumulative effect of an accounting change of $258 thousand, net of tax, during the nine months ended June 30, 2001. This loss resulted from the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as of October 1, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES
     Operating activities for the nine months ended June 30, 2002 provided net cash of $72.3 million, compared to $32.8 million of cash provided by operating activities for the nine months ended June 30, 2001. Net earnings of $38.7 million and depreciation and amortization of $25.8 million, along with net decreases in operating assets and net increases in operating liabilities totaling $19.0 million were offset by $14.0 million of non-operating gains to account for the majority of the cash provided by operating activities during the first nine months of fiscal 2002. Net earnings of $24.9 million and depreciation and amortization of $32.6 million, offset by decreases in accounts payable and accrued expenses of $12.5 million and income taxes payable of $6.9 million and increases in other assets of $7.1 million, account for the majority of the cash provided by operating activities during the first nine months of fiscal 2001.

     Investing activities for the nine months ended June 30, 2002 used net cash of $22.6 million, compared to $0.8 million for the same period in the prior year. Acquisitions of $17.7 million, purchases of contract and lease rights of $18.8 million and capital expenditures of $19.8 million, offset by proceeds of $34.1 million from the disposition of assets, accounted for the majority of the cash used by investing activities in the first nine months of fiscal 2002. Proceeds of $21.3 million from the disposition of property and equipment, offset by the purchase of property, equipment, leasehold improvements, and contract rights of $24.6 million account for the majority of the cash used by investing activities in the first nine months of fiscal 2001.

     Financing activities for the nine months ended June 30, 2002 used net cash of $56.6 million compared to $40.5 million in the same period in the prior year. Principal repayments on long-term debt and capital lease obligations of $41.5 million and repurchase of Preferred Securities of $21.8 million, offset by net borrowings under the revolving credit agreement of $9.5 million comprised a majority of the cash used by financing activities for the nine months ended June 30, 2002. Principal repayments on long-term debt and capital lease obligations of $42.5 million and the repurchase of $10.9 million of common stock, offset by net borrowings under the revolving credit facility of $16.1 million account for the majority of the cash used by financing activities during the nine months ended June 30, 2001.

     In March 1999, the Company entered into a credit facility (the "Credit Facility") initially providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company's Credit Facility was $210.0 million with a weighted average interest rate of 3.3% as of June 30, 2002, including the principal amount of the term loan of $87.5 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $50.0 million at June 30, 2002, which is net of $27.5 million of stand-by letters of credit. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The two primary ratios are a leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets.

     The Company is required to maintain the aforementioned financial covenants under the Credit Facility as of the end of each fiscal quarter. The Company was in compliance with these financial covenants as of June 30, 2002; however, there can be no assurance that the Company will be in compliance with one or more of these covenants in future quarters. The Company continues to evaluate various financing alternatives as it seeks to optimize the rate, duration and mix of its debt.

     If the Company identifies investment opportunities requiring cash in excess of the Company's cash flows and the Credit Facility, the Company may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness. The Allright Registration Rights Agreement, as noted under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's annual report on Form 10-K for the year ended September 30, 2001, provided certain limitations and restrictions upon the Company's ability to issue new shares of the Company's common stock. Although certain shareholders continue to have rights to register shares under the Allright Registration Rights Agreement, the restrictions in the agreement on the Company's ability to issue new shares of the Company's common stock expired in February 2002.

     Depending on the timing and magnitude of the Company's future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and from the Company's Credit Facility over the next twelve months.


Future  Cash  Commitments
     On January 18, 2000, the Company's board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company's capital stock. The Company's bank lenders subsequently approved the repurchase program on February 14, 2000. Subject to availability, the repurchases may be made from time to time in open market transactions or in privately negotiated off-market transactions at prevailing market prices that the Company deems appropriate. As of June 30, 2002, the Company had repurchased 1.6 million shares of common stock at a total cost of $28.0 million (average cost of $17.74 per share). As of June 30, 2002, the Company had repurchased 1.3 million shares of the Preferred
Securities at a total cost of $21.8 million, thereby reducing debt with a carrying value of $31.9 million.

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2002 to be approximately $26 to $28 million, of which the Company has spent $19.8 million during the first nine months of fiscal 2002.


Item  3.  Quantitative  and  Qualitative  Disclosure  about  Market  Risk
-------------------------------------------------------------------------
Interest  Rates
     The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of June 30, 2002, the Company had $210.0 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 87.5 basis points. Of this amount, $87.5 million is payable in quarterly installments of $12.5 million and $122.5 million in revolving credit loans are due in March 2004. The Company anticipates paying the scheduled quarterly payments out of operating cash flow and, if necessary, will renew the revolving credit facility.

     The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company's exposure to increases in interest rates. As of June 30, 2002, interest rate protection agreements had been purchased to hedge $100 million of the Company's variable rate debt related to its Credit Facility. These instruments were comprised of an interest rate swap agreement under which the Company pays to the counterparty a fixed rate of 6.16% and receives a variable rate equal to LIBOR, and three separate $25 million interest rate cap agreements with rates of 8.0%, 8.0% and 8.5%. All of these derivative instruments have terms consistent with the terms of the Credit Facility and are accounted for as cash flow hedges.

     The weighted average interest rate on the Company's Credit Facility at June 30, 2002 was 3.3%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $1.9 million based on the Company's outstanding Credit Facility balance of $210.0 million at June 30, 2002, less $25.0 million which is effectively fixed by the interest rate swap agreement. Additional increases (decreases) in LIBOR would result in proportionate increases (decreases) in interest expense until LIBOR exceeded 8.0% and 8.5%, at which point an additional $50.0 million and $25.0 million of the balance, respectively, would be fixed by the interest rate cap agreements.

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

Foreign  Currency  Risk
     The Company's exposure to foreign exchange risk is minimal. All foreign investments are denominated in U.S. dollars, with the exception of Canada. As of June 30, 2002, the Company has approximately GBP 1.0 million (USD 1.6 million) of cash denominated in British Pounds, IEP 0.9 million (USD 1.1 million) of cash denominated in Irish Pounds, GRD 337.2 million (USD 1.0 million) of cash denominated in Greek Drachmas, CAD 1.2 million (USD 0.8 million) of cash denominated in Canadian dollars and USD 0.9 million of cash denominated in various other foreign currencies. The company has no foreign-denominated debt instruments at June 30, 2002. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased.

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

     In connection with the merger of Allright Holdings, Inc. with a subsidiary of the Company, the Antitrust Division of the United States Department of Justice (the "Antitrust Division") filed a complaint in U.S. District Court for the District of Columbia seeking to enjoin the merger on antitrust grounds. In addition, the Company received notices from several states, including Tennessee, Texas, Illinois and Maryland, that the attorneys general of those states were reviewing the merger from an antitrust perspective. Several of these states also requested certain information relating to the merger and the operations of Central Parking and Allright in the form of civil investigative demands.

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


Item  6.     Exhibits  and  Reports  on  Form  8-K
-------      -------------------------------------

(a)  Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer (filed herewith)


     99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Financial Officer (filed herewith)



(b)  Reports  on  Form  8-K

     On April 30, 2002, the Company filed a current report on Form 8-K announcing its results for the quarter ended March 31, 2002, incorporating the text of a press release dated April 29, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

                                                CENTRAL  PARKING  CORPORATION
Date:  August  14,  2002                      By: /s/  Hiram  A.  Cox
                                                  ---------------------
                                                  Hiram  A.  Cox
                                                  Senior  Vice  President
                                                   and Chief Financial Officer

Exhibit  99.1

                Certification Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q for Central Parking Corporation ("Issuer") for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

     (a) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This  Certification  is  executed  as  of  August  14,  2002.

                                            /s/  William  J.  Vareschi,  Jr.
                                            --------------------------------
                                                 William  J.  Vareschi,  Jr.
                                                 Vice Chairman
                                                   and Chief Executive Officer


Exhibit  99.2

                Certification Pursuant to 18 U.S.C. Section 1350
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q for Central Parking Corporation ("Issuer") for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"):


     (a) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This  Certification  is  executed  as  of  August  14,  2002.

                                            /s/  Hiram  A.  Cox
                                            -------------------
                                                 Hiram  A.  Cox
                                                 Senior Vice President
                                                   and Chief Financial Officer