Form 10-K
period 2002-09-30
CENTRAL PARKING CORP
filed 2002-12-20
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-13950

CENTRAL PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1052916

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2401 21st Avenue South, Suite 200, Nashville, Tennessee	37212

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 297-4255

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each Exchange on which registered

Common Stock $0.01 par Value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on December 6, 2002 was $414,982,000. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 6, 2002

Common Stock, $0.01 par value	35,979,322

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on January 28, 2003 are incorporated by reference into Part III, items 10, 11, 12 and 13 of this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Certain information discussed in this Annual Report on Form 10-K, including information under the captions “Business”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”, and the information incorporated herein by reference, may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption “Risk Factors.” Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

•	ongoing integration of past and future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

•	the loss, or renewal on less favorable terms, of management contracts and leases;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of property-related gains and losses, pre-opening costs of parking facilities, the effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports;

•	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

•	additional acts of terrorism or war;

•	global and/or regional economic factors;

•	the outcome of litigation;

•	compliance with local, state, national and international laws and regulations, including, without limitation, local regulations and restrictions on parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws; and

•	the other factors discussed under the heading “Risk Factors” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

PART I

Item 1. Business

General

     Central Parking Corporation (“Central Parking” or the “Company”) is a leading provider of parking and related services. As of September 30, 2002, Central Parking operated approximately 3,900 parking facilities containing approximately 1,632,000 spaces in 39 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland.

     Central Parking operates or manages multi-level parking facilities and surface lots. It also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases and fee ownership. As of September 30, 2002, Central Parking operated 1,762 parking facilities under management contracts and 1,886 parking facilities under leases. In addition, the Company owned 214 parking facilities either independently or through joint ventures.

Parking Industry

     The commercial parking services business is very fragmented, consisting of a few national companies and numerous small, privately held local and regional operators. Central Parking believes it has certain competitive advantages over many of these companies, including advantages of scale, financial strength and technology.

     During the 1980’s, the high level of construction activity in the United States resulted in a significant increase in the number of parking facilities. Since that time, as construction activity has slowed, much of the growth of certain parking service companies, including Central Parking, has been as a result of take-aways from other parking companies. New construction and acquisition of additional facilities are essential to growth for parking service companies because of the limitations on growth in revenues of existing operations. Although some growth in revenues from existing operations is possible through redesign, increased operational efficiency, or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

     Management believes that most commercial real estate developers and property owners view services such as parking as potential profit centers rather than cost centers. Many of these parties outsource parking operations to parking management companies in an effort to maximize profits or leverage the original rental value to a third-party lender. Parking management companies can increase profits by using managerial skills and experience, operating systems, and operating controls unique to the parking industry.

     Management continues to view privatization of certain governmental operations and facilities as an opportunity for the parking industry. For example, privatization of on-street parking fee collection and enforcement in the United Kingdom has provided significant opportunities for private parking companies. In the United States, several cities have awarded on-street parking fee collection and enforcement and parking meter service contracts to for-profit parking companies such as Central Parking.

Growth Strategy

     Central Parking’s strategy is to increase the number of profitable parking facilities it operates by focusing its marketing efforts on adding facilities at the local level, targeting real estate managers and developers with a national presence, pursuing strategic acquisitions of other parking service operators on a selective basis, and expanding its international operations. The key elements of Central Parking’s growth strategy are described below.

     Increase Market Presence

     Central Parking continually seeks to establish and increase its operations in new and existing markets through take-aways of competitors’ contracts, obtaining new management and lease contracts, entering into joint venture arrangements, and selective purchases of parking facilities. Management believes that Central Parking’s relative size, financial strength and systems, and technology give it a competitive advantage in winning new business and make it an attractive partner for joint venture and other opportunities. In addition, Central Parking believes that its performance-based compensation system, which is designed to reward managers for increasing profitability in their respective areas of responsibility, has been a key contributor to the Company’s growth.

     Pursue Strategic Acquisitions

     During fiscal year 2002, the Company completed acquisitions of three separate companies with parking operations in the southeast and western portions of the United States. The Company also obtained a 70% interest in an entity that manufactures automated pay stations during the year. See Note 2 to the Consolidated Financial Statements. Central Parking intends to continue to pursue acquisition opportunities on a selective basis. Central Parking’s acquisition strategy is to focus on opportunities that enable Central Parking to (i) become a more efficient provider in selected markets, (ii) generate economies of scale and cost savings, and (iii) increase cash flow.

     Pursue Privatization Opportunities and Airports

     During fiscal year 2002, the Company created a business development department to pursue privatization opportunities, including on-street fee collection and enforcement, parking and user fee collection and enforcement services in parks and recreational areas and airport parking management. The Company currently has contracts for parking meter collection and enforcement in 29 cities, including Edinburgh, Scotland; Charlotte, North Carolina; Richmond, Virginia; and Fort Myers, Florida. The Company currently provides airport parking management services to approximately 25 airports, including airports in Philadelphia, Houston and Detroit.

     Expand International Operations

     Management believes that there are international growth opportunities for parking companies, particularly for well-capitalized companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. Central Parking typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities, both of which allow Central Parking to enter foreign markets with reduced operating and investment risk. Central Parking currently has operations in Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland. Less than 6% of the Company’s total revenues, excluding reimbursed management costs, in fiscal year 2002 were from international operations.

Operating Strategy

     Central Parking’s primary objective is to increase the revenues and profitability of its parking facilities through a variety of operating strategies, including the following:

     Operational Excellence

     In late fiscal year 2001, the Company adopted its “Operational Excellence” initiative, which seeks to review, examine, audit and benchmark the Company’s key processes with the objective of improving the quality and efficiency of every aspect of its operations. The tools utilized to deliver “Operational Excellence” include Six Sigma, quality assurance, auditing, risk management and employee training. Through “Operational Excellence”, the Company seeks to enhance productivity and improve customer satisfaction.

     Maintain Strict Cost Management and Cash Control

     In order to provide competitively priced services, the Company must contain costs. Managers analyze staffing and cost control issues, and each facility is tracked on a monthly basis to determine whether financial results are within budgeted ranges. Because of the substantial performance-based components of their compensation, general (city) managers are motivated to contain the costs of their operations. Cash control also is critical to Central Parking and its clients. Central Parking’s cash control procedures include ticketing systems supervised by managers, on-site spot checks, daily cash deposits, audits and managerial oversight and review.

     Emphasize Sales and Marketing Efforts

     Central Parking’s management is actively involved in developing and maintaining business relationships and in exploring opportunities for growth. Central Parking’s marketing efforts are designed to expand its operations by developing lasting relationships with major real estate developers and asset managers, business and government leaders, and other clients. Central Parking encourages its managers to pursue new opportunities at the local level while simultaneously targeting key clients and projects at a national level.

     Leverage Established Market Presence and Corporate Infrastructure

     Central Parking has an established presence in multiple markets, representing platforms from which it can build. Because of the relatively fixed nature of corporate overhead and the resources that can be shared in specific markets, management believes it has the opportunity to increase the Company’s profit margins as it grows its presence in established markets. General and administrative expenses, as a percentage of revenues, excluding reimbursed management costs, were 9.9%, 9.5% and 9.9%, in fiscal years 2002, 2001 and 2000, respectively.

     Empower Local Managers; Provide Corporate Support

     Management believes it has established a successful balance between centralized and decentralized management. Because its business is dependent, to some extent, on personal relationships, Central Parking provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, services that may not be readily available to independent operators such as management support, human resources management, marketing and business expertise, training, and financial and information systems. Services performed primarily at the corporate level include billing, quality improvement oversight, financial and accounting functions, human resources, legal services, policy and procedure development, systems design, and corporate acquisitions and development.

     The Company’s operations are managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. See Note 16 to Consolidated Financial Statements for financial information regarding the Company’s business segments.

     Utilize Performance-Based Compensation

     Central Parking’s performance-based compensation system rewards managers at the general (city) manager level and above for the profitability of their respective areas of responsibility. Each person participating in the incentive program generally receives a substantial portion of his or her compensation from this performance-based compensation system.

     Maintain Well-Defined Professional Management Organization

     In order to ensure professionalism and consistency in Central Parking’s operations, to provide a career path opportunity for its managers, and to achieve a balance between autonomy and accountability, Central Parking has established a structured management organization.

     For its managerial positions, Central Parking seeks to recruit college graduates or people with previous parking services or hospitality industry experience, and requires that they undergo a training program. New managers are assigned to a particular facility where they are supervised as they manage one to five employees. The Company’s management trainee program teaches a wide variety of skills, including organizational skills and basic management techniques. As managers develop and gain experience, they have the opportunity to assume expanded responsibility, to be promoted to higher management levels and to increase the performance-based component of their compensation. This well-defined structure provides a career path that is designed to be an attractive opportunity for prospective new hires. In addition, management believes the training and advancement program has enabled Central Parking to instill a high level of professionalism in its employees.

     Implement Technology

     Management believes that the Company’s application of technology to its operations represents a competitive advantage over smaller operators with more limited resources. Central Parking has implemented computerized card tracking and accounting systems and Lexis automated paystations in certain of its facilities and is experimenting with a variety of automated payment and tracking systems.

     Strategically Expand Ancillary Product and Service Offerings

     Central Parking provides products and services that are complementary to parking facility management. These products and services include consulting services (parking facility design, layout and utilization); on-street parking fee collection and enforcement services; parking and user fee collection and enforcement services in parks and recreational areas; shuttle bus and van services; automated paystations; accounts receivable billing systems and services; and airport luggage carts. These ancillary products and services did not constitute a significant portion of Central Parking’s revenues in fiscal year 2002, but management believes that the provision of ancillary products and services can be important in obtaining new business and preparing the Company for future changes in the parking industry.

     Focus on Retention of Patrons

     In order for the Company to succeed, its parking patrons must have a positive experience at Company facilities. Accordingly, the Company stresses the importance of having well lit, clean facilities and cordial employees. Each facility manager has primary responsibility for the environment at the facility, and is evaluated on his or her ability to retain parking patrons. The Company also monitors customer satisfaction through customer surveys and “mystery parker” programs.

     Maintain Disciplined Facility Site Selection Analysis

     In existing markets, the facility site selection process begins with identification of a possible facility site and the analysis of projected revenues and costs at the site by general managers and regional managers. The managers then conduct an examination of a location’s potential demand based on traffic patterns and counts, area demographics, and potential competitors. Pro forma financial statements are then developed and a Company representative will meet with the property owner to discuss the terms and structure of the agreement.

     The Company seeks to distinguish itself from its competitors by combining a reputation for professional integrity and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company’s clients include some of the nation’s largest owners and developers of mixed-use projects, major office building complexes, airport terminals, sports stadiums, hotels, and toll roads. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), the Prudential Center (Boston), Cinergy Field (Cincinnati), Turner Field (Atlanta), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Equity Office Properties, Trizec Office Properties, Jones Lang LaSalle, Millennium Partners, Shorenstein and Crescent Real Estate. None of these clients accounted for more than 5% of the Company’s total revenues for fiscal year 2002.

Acquisitions

     The Company’s acquisition strategy focuses primarily on acquisitions that will enable Central Parking to become a more efficient and cost-effective provider in selected markets. Central Parking believes it can recognize economies of scale by making acquisitions in markets where the Company already has a presence, which allows Central Parking to reduce the overhead cost of the acquired company by consolidating its management with that of Central Parking. In addition, Central Parking seeks acquisitions in attractive new markets. Management believes acquisitions can be an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel. Central Parking also believes it generally can improve acquired operations by applying its operating strategies and professional management techniques. The Company’s acquisitions over the last three years, all of which were accounted for under the purchase method of accounting, are as follows: Arizona Stadium LLC in October 1999; USA Parking Systems, Inc. and Universal Park Holdings in October 2001; a 70% interest in Lexis Systems, Inc. in October 2001; and Park One of Louisiana in January 2002. For additional information regarding recent acquisitions, see Note 2 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Sales and Marketing

     Central Parking’s sales and marketing efforts are designed to expand its operations by developing and maintaining relationships with major real estate developers and asset managers, business and government leaders, and other clients. Central Parking encourages its managers to pursue new opportunities at the local level while simultaneously selectively targeting key clients and projects at a national level.

     Local

     At the local level, Central Parking’s sales and marketing efforts are decentralized and directed towards identifying new expansion opportunities within a particular city or region. Managers are trained to develop the business contacts necessary to generate new opportunities and to monitor their local markets for take-away and outsourcing opportunities. Central Parking provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands, which is complemented by management support and marketing training through Central Parking’s corporate offices. By developing business contacts locally, Central Parking’s managers often get the opportunity to bid on projects when asset managers and property owners are dissatisfied with current operations and also learn in advance of possible new projects.

     National

     At the national level, Central Parking’s marketing efforts are undertaken primarily by upper-level management, which targets developers, governmental entities, the hospitality industry, mixed-use projects, and medical facilities. These efforts are directed at operations that generally have national name recognition, substantial demand for parking related services, and the potential for nationwide growth. For example, Central Parking’s current clients include, among other national real estate companies and hotel chains, the Rouse Company, Millennium Partners, Faison Associates, Equity Office Properties, Shorenstein, May Department Stores, Crescent Real Estate, Trizec Office Properties, Jones Lang LaSalle, Westin Hotels, Ritz Carlton Hotels and Hyatt Hotels. Management believes that providing high-quality, efficient services to such companies will lead to additional opportunities as those clients expand their operations. Management believes outsourcing by parking facility owners will continue to be a source for additional facilities, and management believes the Company’s global presence, experience and reputation with large real estate asset managers give it a competitive advantage in this area.

     International

     Central Parking’s international operations began in the early 1990’s with the formation of an international division. The Company typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities. Consulting projects allow Central Parking to establish a presence and evaluate the prospects for growth of a given market without investing a significant amount of capital. Likewise, forming joint ventures with local partners allows Central Parking to enter new foreign markets with reduced operating and investment risks.

     Operations in London began in 1991 with a single consulting agreement and, as of September 30, 2002, have grown to 78 locations in the United Kingdom including four airports, eight rail operating companies and parking meter enforcement and ticketing services for thirteen local governments that have privatized these services. Central Parking began expansion into Mexico in July 1994 by forming a joint venture with Fondo Opcion, an established Mexican developer, and as of September 30, 2002, operated 107 facilities in Mexico. Central Parking also operated 126 facilities in Canada, 3 facilities in Spain, 5 in Poland, 19 in Chile, 14 in Venezuela, 6 in Colombia, 2 in Peru, 1 in Switzerland, and 1 in Greece. The Company also operates on-street parking services in the United Kingdom, Germany and the Republic of Ireland. In 1996, Central Parking acquired a 50% equity interest in a joint venture, which presently operates 19 facilities in Germany. In order to manage its international expansion efforts, the Company has allocated responsibilities for international operations to the President of International Operations.

Operating Arrangements

     Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

	September 30,

	2002	2001	2000

Managed	1,762	1,869	2,025
Leased	1,886	1,950	2,190
Owned	214	219	239

Total	3,862	4,038	4,454

     The general terms and benefits of these types of arrangements are discussed below. Financial information regarding these types of arrangements is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management Contracts

     Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, benefits administration, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company’s responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. Most management contracts provide that the Company is reimbursed for out-of-pocket expenses. Central Parking is not responsible under most of its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are typically cancelable by the property owner on 30 days’ notice. With respect to insurance, the Company’s clients have the option of obtaining liability insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company’s size and claims experience, management believes it can purchase such insurance at lower rates than the Company’s clients can generally obtain on their own. Accordingly, Central Parking historically has generated profits on the insurance provided under its management contracts.

     Leases

     The Company’s leases generally require the payment of a fixed amount of rent, regardless of the amount of revenues or profitability generated by the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. Generally speaking, leased facilities require a longer commitment and a larger capital investment for the Company and represent a greater risk than managed facilities but provide a greater opportunity for long-term growth in revenues and profits. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and routine maintenance. In short to medium term leases, the Company is generally not responsible for structural, mechanical or electrical maintenance or repairs, or property taxes. However, the Company does often have these responsibilities in longer-term leases. Lease arrangements are typically for terms of three to ten years, and generally provide for increases in base rent that are either pre-determined or based on indices, such as the Consumer Price Index.

     Fee Ownership

     Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater risk than managed or leased facilities, but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All owned facility revenues flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical or electrical maintenance or repairs and property taxes.

     Joint Ventures

     The Company seeks joint venture partners who are established local or regional developers pursuing financing alternatives for development projects. Joint ventures typically involve a 50% interest in a development where the parking facility is a part of a larger multi-use project, allowing the Company’s joint venture partners to benefit from a capital infusion to the project. Joint ventures offer the revenue growth potential of ownership with a partial reduction in capital requirements. The Company has interests in joint ventures that own or operate parking facilities located in the United States as well as Mexico, Germany, Poland, Greece, Venezuela, Colombia and Peru.

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

Competition

     The parking industry is fragmented and highly competitive with relatively low barriers to entry. The Company competes with a variety of other companies to manage, lease and own parking facilities, and faces competition for customers and employees to operate parking facilities. Although there are relatively few large, national parking companies that compete with the Company, numerous companies, including real estate developers, hotel and property management companies, and national financial services companies either compete currently or have the potential to compete with parking companies. Municipalities and other governmental entities also operate parking facilities that compete with Central Parking in many cities. In addition, the Company faces competition from numerous regional and local parking companies and from owner-operators of facilities who are potential clients for the Company’s management services. Construction of new parking facilities near the Company’s existing facilities increases the competition for customers and employees and can adversely affect the Company’s business.

     Management believes that it competes for management clients based on a variety of factors, including fees charged for services; ability to generate revenues and control expenses for clients; accurate and timely reporting of operational results; quality of customer service; and ability to anticipate and respond to industry changes. Factors that affect the Company’s ability to compete for leased and owned locations include the ability to make capital investments, pre-paid rent payments and other financial commitments; long-term financial stability; and the ability to generate revenues and control expenses. The Company competes for parking customers based primarily on rates charged for parking; convenience (location) of the facility; and quality of customer service. Factors affecting the Company’s ability to compete for employees include wages, benefits and working conditions.

Seasonality

     The Company’s business is subject to a modest amount of seasonality. Historically, the Company’s results have been strongest during the quarters that end on December 31, and June 30. The Company attributes the relative weakness of the quarters that end on March 31, and September 30 to, among other factors, winter weather and summer vacations. There can be no assurance that this trend will continue in future years. For further discussion of this issue see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Insurance

     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company purchases a worker’s compensation policy with a per claim deductible of $250,000. The Company utilizes a third party administrator to process and pay filed claims. The Company also purchases group health insurance with respect to full-time Company employees, whether such persons are employed at owned, leased, or managed facilities and purchases workers’ compensation insurance for all employees.

     Because of the size of the operations covered and its claims experience, the Company purchases insurance policies at prices that management believes represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its customers for insurance at rates it believes are competitive. In each case, the Company’s clients have the option of purchasing their own policies, provided the Company is named as an additional insured; however, many of the Company’s clients historically have chosen to purchase such insurance through the Company. A reduction in the number of clients that purchase insurance through the Company, however, could have a material adverse effect on the operating earnings of the Company. In addition, a material increase in insurance costs due to an increase in the number of claims, higher claims costs or higher premiums paid by the Company could have a material adverse effect on the operating earnings of the Company. In this regard, the Company has experienced a substantial increase in the premiums it pays for insurance in each of the last two years and the Company has experienced an increase in certain claims costs, including group health and worker’s compensation. These increased costs have adversely affected the Company’s profitability. With respect to its management locations, the Company has been able to recover a significant portion of these increased costs by charging clients higher rates for insurance. In addition, the Company has taken steps to reduce its insurance costs, including the creation of a risk management department. However, there can be no assurance the Company will be able to fully recover these increased costs.

Regulation

     The Company’s business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate parking facilities. The facilities in New York City are, for example, subject to extensive governmental restrictions concerning numbers of cars, pricing, structural integrity and certain prohibited practices. Many cities impose a tax or surcharge on parking services, which generally range from 10% to 31% of revenues collected. Several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit or impose certain restrictions on automobile usage. These types of laws have adversely affected the Company’s revenues and could continue to do so in the future. A recent example is the restrictions imposed by the City of New York in the wake of the September 11 terrorist attacks, which included street closures, traffic flow restrictions and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. Although these restrictions have been eased, the City of New York is considering other actions, including higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, which could adversely impact the Company. The Company is also affected by zoning and use restrictions and other laws and regulations that are common to any business that owns real estate.

     The Company is subject to numerous federal, state and local employment and labor laws and regulations, including Title VII of the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1991, the Age Discrimination in Employment Act of 1967, the Family Medical Leave Act, wage and hour laws, and various state and local employment discrimination and human rights laws. Several cities in which the Company has operations either have adopted or are considering the adoption of so-called “living wage” ordinances which could adversely impact the Company’s profitability by requiring companies that contract with local governmental authorities and other employers to increase wages to levels substantially above the federal minimum wage. In addition, the Company is subject to provisions of the Occupational Safety and Health Act of 1970, as amended (“OSHA”) and related regulations. Various other governmental regulations affect the Company’s operation of parking facilities, both directly and indirectly, including the Americans with Disabilities Act (“ADA”). Under the ADA, public accommodations, including many parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA generally requires garages to include handicapped spaces, headroom for wheelchair vans, and elevators that are operable by disabled persons.

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership or operation of parking facilities, the Company may be liable for any such costs. Although Central Parking is currently not aware of any material environmental claims pending or threatened against it, there can be no assurance that a material environmental claim will not be asserted against the Company. The cost of defending against claims of liability, or remediating a contaminated property, could have a material adverse effect on the Company’s financial condition or results of operations.

     The Company also is subject to various federal and state antitrust and consumer laws and regulations including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which requires notification filings and waiting periods in connection with certain mergers and acquisitions. In connection with the Company’s merger with Allright Corporation (“Allright”) in March 1999, the Antitrust Division of the United States Department of Justice filed a complaint in U.S. District Court for the District of Columbia seeking to enjoin the merger on antitrust grounds. In addition, the Company received notices from several states, including Tennessee, Texas, Illinois and Maryland, that the attorneys general of those states were reviewing the merger from an antitrust perspective. Several of these states also requested certain information relating to the merger and the operations of Central Parking and Allright in the form of civil investigative demands. Central Parking and Allright entered into a settlement agreement with the Antitrust Division on March 16, 1999, under which the two companies agreed to divest a total of 74 parking facilities in 18 cities, representing approximately 18,000 parking spaces. The settlement agreement also prohibited Central Parking and Allright from, among other things, operating any of the divested properties for a period of two years following the divestiture of each facility. The two-year prohibition on operating the divested properties has expired. None of the states that reviewed the transaction from an antitrust perspective became a party to the settlement agreement with the Antitrust Division and several of the states continued their investigation of the merger after the Allright merger was consummated. The completion of any future mergers or acquisitions by the Company is subject to the filing requirements described above and possible review by the Department of Justice or the Federal Trade Commission and various state attorneys general. Certain of the Company’s fee collection activities are subject to federal and state consumer protection or debt collection laws and regulations.

Employees

     As of September 30, 2002, the Company employed approximately 18,100 individuals, including 13,500 full-time and 4,600 part-time employees. Approximately 4,200 U.S. employees are represented by labor unions. Various union locals represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company’s employees are represented by labor unions are Washington, D.C., Miami, Philadelphia, San Francisco, Jersey City, Newark, Atlantic City, Pittsburgh, Los Angeles, St. Louis, Columbus, Chicago and San Juan, Puerto Rico. The Company frequently is engaged in collective bargaining negotiations with various union locals but has not experienced any labor strikes. Management believes that the Company’s employee relations are good.

Service Marks and Trademarks

     The Company has registered the names CPC, Central Parking System and Central Parking Corporation, and its logo with the United States Patent Office and has the right to use them throughout the United States except in certain areas, including the Chicago and Atlantic City areas where two other companies have the exclusive right to use the name “Central Parking.” The Company also owns registered trademarks for Square Industries, Kinney System, Allied Parking and Allright Parking and operates various parking locations under those names. The Company uses the name “Chicago Parking System” in Chicago and “CPS Parking” in Seattle and Milwaukee. The Company has registered the name “Control Plus” and its symbol in London and has registered that name and symbol in association with its on-street parking activities in Richmond, Virginia. The Company has registered, or intends to register, its name and logo in various international locations where it does business.

Foreign and Domestic Operations

     For information about the Company’s foreign and domestic operations refer to Note 16 to the Consolidated Financial Statements.

Item 2. Properties

     The Company’s facilities, as of September 30, 2002, are organized into 6 segments which are subdivided into 21 regions as detailed below. Each region is supervised by a regional manager who reports directly to one of the senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company’s operations in a particular city. The following table summarizes certain information regarding the Company’s facilities as of September 30, 2002.

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces

Segment 1
Denver	Albuquerque, Denver	116	49	54	13	38,035	2.3%
San Francisco	Oakland, Sacramento, San Francisco	97	49	47	1	20,225	1.2%
Seattle	Salt Lake City, Seattle, Vancouver	89	39	49	1	24,326	1.5%
Southwest	Las Vegas, Los Angeles, Orange County, Phoenix,
	San Diego	181	90	87	4	84,471	5.2%

	Total Segment 1	483	227	237	19	167,057	10.2%

Segment 2
Boston	Boston, Hartford, Manchester, Providence	162	62	93	7	85,091	5.2%
New York	New Jersey, New York City, Poughkeepsie, Stamford	442	203	227	12	169,328	10.4%
Philadelphia	Philadelphia	75	29	41	5	54,262	3.3%

	Total Segment 2	679	294	361	24	308,681	18.9%

Segment 3
Cincinnati	Cincinnati, Columbus	114	32	67	15	50,021	3.1%
Houston	Austin, Dallas, El Paso, Ft. Worth, Houston, San
	Antonio	351	133	182	36	141,346	8.7%
Nashville	Baton Rouge, Birmingham, Jackson, Knoxville,
	Lexington, Louisville, Mobile, New Orleans, Nashville	437	159	247	31	135,893	8.3%

	Total Segment 3	902	324	496	82	327,260	20.1%

Segment 4
Florida	Jacksonville, Miami, Orlando, Tampa	147	89	54	4	83,519	5.1%
South America	Chile, Colombia, Mexico, Peru, Puerto Rico, Venezuela	176	104	72	—	96,785	5.9%
Europe	Germany, Greece, Ireland, Poland, Spain, Switzerland,
	United Kingdom	111	78	33	—	137,062	8.4%

	Total Segment 4	434	271	159	4	317,366	19.4%

Segment 5
Canada	Calgary, Montreal, Ottawa, Toronto	84	47	33	4	29,162	1.8%
Chicago	Chicago, Detroit, Cleveland, Indianapolis, Milwaukee,
	Minneapolis	225	102	108	15	119,526	7.3%
St. Louis	Kansas City, Little Rock, Memphis, Oklahoma City,
	Omaha, Peoria, St. Louis, Tulsa	352	169	163	20	93,246	5.7%
Upper New York	Binghamton, Buffalo, Rochester, Syracuse,
	Wilkes-Barre	115	46	56	13	46,582	2.9%

	Total Segment 5	776	364	360	52	288,516	17.7%

Segment 6
Atlanta	Atlanta, Chattanooga	83	40	34	9	42,665	2.6%
Charlotte	Charleston (SC), Charlotte, Columbia, Charleston
	(WV), Lynchburg, Roanoke, Richmond, Pittsburg	214	91	106	17	72,442	4.5%
Washington, DC	Baltimore, Washington DC	197	92	99	6	65,486	4.0%

	Total Segment 6	494	223	239	32	180,593	11.1%

Other
USA Parking		94	59	34	1	42,394	2.6%

Total		3,862	1,762	1,886	214	1,631,867	100.0%

     The Company’s facilities include both surface lots and structured parking facilities (garages). Approximately 17% of the Company’s owned parking properties are in structured parking facilities, with the remainder in surface lots. Each year the Company expends significant funds to repair and maintain parking facilities. Management believes the Company’s owned facilities generally are in good condition and adequate for its present needs.

Item 3. Legal Proceedings

     The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party, which, in the opinion of management, is likely to have a material adverse effect upon the Company’s financial condition, results of operations, or liquidity, except as set forth below. The Company carries liability insurance against certain types of claims such as bodily injury that management believes meets industry standards; however, there can be no assurance that any pending or future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

     The Company is a defendant in a lawsuit brought by Texas Gulf Bank and other trustees and individuals on behalf of the owners of an undivided interest in an undeveloped city block in downtown Houston that was leased to a subsidiary of Allright. Allright leased the block as a parking lot under a series of leases from 1985 to 2000 under which Allright was obligated to pay base rent plus a percentage of revenues above a specified threshold level. Plaintiffs have alleged substantial underpayment of percentage rent under the lease as a result of theft and fraud. Plaintiffs have asserted causes of action for breach of contract, conversion, common law fraud, fraud in the inducement and fraudulent concealment. Based on the most recent court filings, the plaintiffs are seeking compensatory damages of approximately $12 million plus approximately $4 million in attorney’s fees. In addition, plaintiffs are seeking punitive damages in an unspecified amount. The compensatory damages being sought by the plaintiffs include approximately $650,000 in underpaid revenues and $1.2 million in interest, fees and expenses for the 1996 to 2000 lease period; and approximately $1.5 million in underpaid revenues and $8.4 million in interest, fees and expenses for the 1985 to 1996 lease period. The owner of approximately 15% of the lot settled her interest in the lawsuit earlier this year. However, efforts to settle with the owners of the remaining 85% have been unsuccessful to date, and there can be no assurance the Company will be able to settle with the remaining owners on terms favorable to the Company. The suit, which was filed in June 2001, is pending in the 270th Judicial District Court in Harris County, Texas. Plaintiffs have requested a jury trial. The case currently is scheduled for trial in February 2003.

Item 4. Submission of Matters to a Vote of Security-Holders

     No matter was submitted to a vote of the Company’s security-holders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     (a)  The Registrant’s Common Stock is listed on the NYSE under the symbol “CPC.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s Common Stock as reported by the NYSE.

	High	Low

FISCAL YEAR 2002
First Quarter	$19.98	$13.76
Second Quarter	23.57	18.40
Third Quarter	27.00	21.46
Fourth Quarter	24.04	18.18
Twelve months	27.00	13.76
FISCAL YEAR 2001
First Quarter	$22.81	$15.75
Second Quarter	23.31	16.80
Third Quarter	18.70	17.05
Fourth Quarter	20.40	12.93
Twelve months	23.31	12.93

     (b)  There were, as of November 29, 2002, approximately 7,100 holders of the Company’s Common Stock, based on the number of record holders of the Company’s common stock and an estimate of the number of individual participants represented by security position listings.

     (c)  Since April 1997, Central Parking has distributed a quarterly cash dividend of $0.015 per share of Central Parking common stock. The Company’s Board currently intends to declare a cash dividend each quarter depending on Central Parking’s profitability and future capital requirements. Central Parking reserves the right, however, to retain all or a substantial portion of its earnings to finance the operation and expansion of Central Parking’s business. As a result, the future payment of dividends will depend upon, among other things, the Company’s profitability, capital requirements, financial condition, growth, business opportunities, and other factors that the Central Parking Board may deem relevant, including restrictions in any then-existing credit agreement. The Company’s existing credit facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable; however, the Company does not believe these restrictions limit its ability to pay currently anticipated cash dividends. In addition, Central Parking Finance Trust (the “Trust”), a Delaware statutory business trust, of which all of the common stock is owned by the Company, issued preferred securities (the “Trust Issued Preferred Securities”) which prohibit the payment of dividends on the Central Parking common stock if the quarterly distributions on the Trust Issued Preferred Securities are not made for any reason. See Note 9 to the Consolidated Financial Statements.

Item 6. Selected Consolidated Financial Data

     Selected consolidated financial data of the Company is set forth below for each of the periods indicated. Certain of the statement of earnings, per share, and balance sheet data were derived from the audited consolidated financial statements of the Company. All of the information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Amounts in thousands, except per share data

	Year Ended September 30,
						2002 vs. 2001
	2002	2001	2000	1999	1998	Increase (Decrease)

STATEMENT OF EARNINGS DATA:
Revenues:
Parking	$595,836	$603,416	$628,666	$639,086	$534,573	$(7,580)	(1.3)%
Management contract and other	121,112	101,743	102,263	91,386	65,826	19,369	19.0

	716,948	705,159	730,929	730,472	600,399	11,789	1.7
Reimbursement of management contract expenses	390,306	373,413	312,709	289,517	178,953	16,893	4.5

Total revenues	1,107,254	1,078,572	1,043,638	1,019,989	779,352	28,682	2.7
Expenses:
Total before merger costs	645,871	633,907	649,095	651,827	528,747	11,964	1.9
Merger costs	—	—	3,747	40,970	—	—	NM
Reimbursed management contract expenses	390,306	373,413	312,709	289,517	178,953	16,893	4.5
Property-related gains (losses), net	(906)	(7,255)	935	3,006	(639)	(6,349)	(87.5)

Operating earnings	70,171	63,997	79,022	40,681	71,013	6,174	9.6
Percentage of operating earnings to total revenues, excluding reimbursement of management contract expenses	9.8%	9.1%	10.8%	5.6%	11.8%
Interest income (expense), net	(6,369)	(13,717)	(20,163)	(21,901)	(24,555)	(7,348)	(53.6)
Dividends on company-obligated mandatorily redeemable convertible securities of a subsidiary trust	(4,868)	(5,886)	(6,012)	(5,926)	(3,247)	(1,018)	(17.3)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	9,245	—	—	—	—	9,245	NM
Equity in partnership and joint venture earnings	3,967	5,075	10,260	5,233	5,246	(1,108)	(21.8)

Earnings before income taxes, minority interest and cumulative effect of accounting changes	72,146	49,469	63,107	18,087	48,457	22,677	45.8
Income taxes	24,163	19,112	23,148	11,793	20,373	5,051	26.4
Income tax percentage of earnings before income tax	33.5%	38.6%	36.7%	65.2%	42.0%
Minority interest, net of tax	(4,874)	(4,246)	(3,520)	(2,612)	(1,939)	628	14.8
Cumulative effect of accounting changes, net of tax (1)	(9,341)	(258)	—	—	—	9,083	NM

Net earnings	$33,768	$25,853	$36,439	$3,682	$26,145	$7,915	30.6

Percentage of net earnings to total revenues, excluding reimbursement of management contract revenues	4.7%	3.7%	5.0%	0.5%	4.4%

	Year Ended September 30,
						2002 vs. 2001
	2002	2001	2000	1999	1998	Increase (Decrease)

PER SHARE DATA:
Earnings before cumulative effect of accounting changes – basic	$1.20	$0.73	$1.00	$0.13	$0.76	$0.47	64.4%
Earnings before cumulative effect of accounting changes – diluted	$1.19	$0.73	$0.99	$0.13	$0.74	$0.46	63.0%
Basic weighted average common shares	35,849	35,803	36,365	36,349	34,618	46	0.1%
Diluted weighted average common shares	36,211	36,015	36,735	36,988	35,312	196	0.5%
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.05	—	—
Net book value per common share outstanding at September 30	$11.57	$10.66	$10.19	$9.44	$9.36	$0.91	8.5%

	As of September 30,
						2002 vs 2001
	2002	2001	2000	1999	1998	Increase (Decrease)

BALANCE SHEET DATA:
Cash and cash equivalents	$33,498	$41,849	$43,214	$53,669	$39,495	$(8,351)	(20.0)%
Working capital	(92,805)	(79,251)	(89,252)	(30,659)	(30,897)	(13,554)	(17.1)
Goodwill, net	242,141	250,630	264,756	277,800	288,170	(8,489)	(3.4)
Total assets	998,884	986,881	1,022,305	1,064,577	954,022	12,003	1.2
Long-term debt and capital lease obligations, less current portion	207,098	208,885	239,285	337,481	283,319	(1,787)	(0.9)
Company-obligated mandatorily redeemable convertible securities of subsidiary holding solely parent debentures	78,085	110,000	110,000	110,000	110,000	(31,915)	(29.0)
Shareholders’ equity	415,804	381,446	370,257	347,119	341,914	34,358	9.0

	Year Ended September 30,
						2002 vs 2001
	2002	2001	2000	1999	1998	Increase (Decrease)

OTHER DATA:
Depreciation and amortization	$34,500	$44,263	$44,612	$43,131	$28,674	$(9,763)	(22.1)%
Employees (3)	18,100	18,800	16,200	16,700	17,450	(700)	(3.7)%
Number of shareholders (3)	7,100	6,500	7,300	10,325	8,100	600	9.2%
Market capitalization (in millions)(2)(5)	$724	$501	$720	$1,075	$1,840	$223	44.5
Return on average equity (4)	8.5%	6.9%	10.2%	1.1%	10.2%

(1)	Reflects the Company's adoption in 2002 of SFAS No. 142 for the transitional impairment of goodwill of $9.3 million, net of tax of $28 thousand. Reflects the Company's adoption in 2001 of SAB 101 related to revenue recognition of $258 thousand, net of tax of $171 thousand.

(2)	Reflects the recapitalization, initial and subsequent public offering of shares, and subsequent stock splits of the Company.

(3)	Reflects information as of September 30 of the respective fiscal year.

(4)	Reflects return on equity calculated using fiscal year net earnings divided by average shareholders’ equity for the fiscal year.

(5)	Based on number of shares outstanding and closing market price as of September 30.

NM	Not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Revenues from leased and owned properties are categorized in the Company’s financial statements as parking revenues. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation, maintenance, insurance and general operating expenses. Parking revenues in fiscal year 2002 decreased by $7.6 million to $595.8 million from $603.4 million in 2001. The Company experienced a net decline in the number of leased and owned locations in 2002 of 69 locations (234 additional leased and owned locations offset by 261 lost or sold locations and 42 locations that were converted to management agreements or consolidated with existing locations).

     Parking revenues from owned properties amounted to $68.2 million, $71.6 million and $73.2 million for the years ended September 30, 2002, 2001 and 2000, respectively. Owned properties parking revenues, as a percentage of all parking revenues, amounted to 11.4%, 11.9% and 11.6% in 2002, 2001 and 2000, respectively.

     Parking revenues from leased facilities amounted to $527.6 million, $531.8 million and $555.5 million for the years ended September 30, 2002, 2001 and 2000, respectively. Leased properties parking revenues, as a percentage of all parking revenues, accounted for 88.6%, 88.1% and 88.4% in 2002, 2001 and 2000, respectively.

     Management contract and other revenues (excluding reimbursement of management contract expenses) include revenues from managed facilities. In fiscal year 2002, management contract revenues increased 19.0% to $121.1 million. The number of managed facilities actually declined during fiscal year 2002 by 107 locations (335 added offset by 249 lost and 193 locations that were consolidated with existing locations). Management contract and other revenues amounted to $101.7 million and $102.3 million for the years ended September 30, 2001 and 2000, respectively.

     In January 2002, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which the Company adopted in the third quarter of fiscal year 2002. This pronouncement requires the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods have been reclassified to conform to the presentation of these reimbursed expenses. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $390.3 million, $373.4 million and $312.7 million for the years ended September 30, 2002, 2001 and 2000, respectively. This accounting change has no impact on operating earnings or net earnings.

	Year ended September 30,

Historical Financial Summary ($ millions)	2002	2001	2000	1999	1998

Parking revenues	$595.8	$603.4	$628.7	$639.1	$534.6
% Growth over prior year	(1.3)%	(4.0)%	(1.6)%	19.6%	80.8%
Management contract and other revenues	$121.1	$101.7	$102.3	$91.4	$65.8
% Growth over prior year	19.0%	(0.5)%	11.9%	38.8%	52.2%
Total parking and management contract and other revenues, excluding reimbursed management expenses	$716.9	$705.2	$730.9	$730.5	$600.4
% Growth over prior year	1.7%	(3.5)%	0.1%	21.7%	77.1%
Cost of parking and management contracts, excluding reimbursed management expenses	$574.5	$554.8	$565.0	$562.9	$456.7
% of total revenues, excluding reimbursed management expenses	80.1%	78.7%	77.3%	77.1%	76.1%
General and administrative expenses, excluding merger costs	$71.0	$67.1	$72.0	$77.3	$63.7
% of total revenues, excluding reimbursed management expenses	9.9%	9.5%	9.9%	10.6%	10.6%
Goodwill and non-compete amortization	$0.4	$12.0	$12.1	$11.6	$8.3
% of total revenues, excluding reimbursed management expenses	0.1%	1.7%	1.7%	1.6%	1.4%
Depreciation and amortization — excluding goodwill and non-compete	$34.1	$32.2	$32.5	$31.5	$20.4
Merger costs	$—	$—	$3.7	$41.0	$—
% of total revenues, excluding reimbursed management expenses	—	—	0.5%	5.6%	—
Property-related (losses) gains, net	$(0.9)	$(7.3)	$0.9	$3.0	$(0.6)
Operating earnings	$70.2	$64.0	$79.0	$40.7	$71.0
% of total revenues, excluding reimbursed management expenses	9.8%	9.1%	10.8%	5.6%	11.8%
Interest income (expense), net	$(6.4)	$(13.7)	$(20.2)	$(21.9)	$(24.6)
Dividends on company-obligated mandatorily redeemable convertible securities of subsidiary trust	$(4.9)	$(5.9)	$(6.0)	$(5.9)	$(3.2)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	$9.2	$—	$—	$—	$—
Equity in partnerships and joint venture earnings	$4.0	$5.1	$10.3	$5.2	$5.2
Earnings before cumulative effect of accounting changes	$43.1	$26.1	$36.4	$4.7	$26.1
% of total revenues, excluding reimbursed management expenses	6.0%	3.7%	5.0%	0.6%	4.4%

     A summary of the facilities operated domestically and internationally by Central Parking as of September 30, 2002 is as follows:

						Percent
	Managed	Leased	Owned	Total	Spaces	of Total

Total U.S. and Puerto Rico	1,553	1,714	210	3,477	1,375,944	84.3%

United Kingdom	63	15	—	78	121,022	7.4
Mexico (1)	59	48	—	107	64,062	3.9
Canada	49	73	4	126	34,122	2.1
Venezuela	4	10	—	14	10,397	0.6
Germany (1)	6	13	—	19	8,300	0.5
Chile	14	5	—	19	8,032	0.5
Greece	1	—	—	1	4,500	0.3
Peru	2	—	—	2	1,378	0.1
Spain	2	1	—	3	1,228	0.1
Poland (1)	2	3	—	5	1,187	0.1
Colombia	3	3	—	6	870	0.1
Ireland	4	—	—	4	500	0.0
Switzerland	—	1	—	1	325	0.0

Total foreign	209	172	4	385	255,923	15.7

Total facilities	1,762	1,886	214	3,862	1,631,867	100.0%

(1)	Operated through unconsolidated 50% owned joint ventures

     The table below sets forth certain information regarding the Company’s managed, leased and owned facilities in the periods indicated.

	Year Ended September 30,

	2002	2001	2000

Managed Facilities:
Beginning of year	1,869	2,025	2,096

Acquired or merged during year	71	—	—
Added during year	264	268	198
Consolidated during year	(193)	—	—
Deleted during year	(249)	(424)	(269)

End of year	1,762	1,869	2,025

Renewal Rate (2)	88.7%	81.5%	88.3%
Leased Facilities:
Beginning of year	1,950	2,190	2,455

Acquired or merged during year	27	—	—
Added during year	207	243	159
Consolidated during year	(37)	—	—
Deleted during year	(261)	(483)	(424)

End of year	1,886	1,950	2,190

Owned Facilities (1):
Beginning of year	219	239	259

Purchased during year	7	3	—
Closed or sold during year	(12)	(23)	(20)

End of year	214	219	239

Total facilities (end of year)	3,862	4,038	4,454

Net reduction in number of facilities:
Managed	(5.7)%	(7.7)%	(3.4)%
Leased	(3.2)%	(11.0)%	(10.8)%
Owned	(2.3)%	(8.4)%	(7.7)%
Total facilities	(4.4)%	(9.3)%	(7.4)%

(1)	Includes the Company’s corporate headquarters in Nashville, Tennessee.

(2)	The renewal rate calculation is 100% minus lost locations divided by the sum of the beginning of the year, acquired and added during the year for management locations.

Critical Accounting Policies

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company’s current judgments and estimates.

     This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment regarding accounting policy. The

Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements included herein for the year ended September 30, 2002, the following involve a higher degree of judgment and complexity:

     Impairment of Long-Lived Assets and Goodwill

     As of September 30, 2002, the Company’s long-lived assets were comprised primarily of $434.7 million of property, equipment and leasehold improvements and $108.4 million of contract and lease rights. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Beginning October 1, 2001, the Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of September 30, 2002, the Company had $242.1 million of goodwill.

     The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the fiscal year ended September 30, 2002, the Company recorded $9.9 million of impairment charges related to long-lived assets and a $9.3 million impairment charge related to goodwill. The $9.3 million goodwill impairment charge was reflected as a cumulative effect of an accounting change in fiscal year 2002. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. Factors that could potentially have an unfavorable economic effect on the Company's judgments and estimates include, among others: changes imposed by governmental and regulatory agencies, such as property condemnations and assessment of parking-related taxes; construction or other events that could change traffic patterns; and terrorism or other catastrophic events.

     Contract and Lease Rights

     As of September 30, 2002, the Company had $108.4 million of contract and lease rights. The Company capitalizes payments made to third parties which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

     Lease Termination Costs

     The Company has recognized lease termination costs in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), in its financial statements. Lease termination costs are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, such as the settlement of a lease termination for an amount less than the amount contractually required.

     Litigation

     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. Management utilizes updated historical experience with similar claims along with continous input from legal counsel in determining the likelihood and extent of an unfavorable outcome. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.

     Income Taxes

     The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2003 and 2017. The ability of the Company to fully utilize these net operating losses to offset taxable income is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in the determination of the Company’s deferred tax asset valuation allowance. The valuation allowance provides for net operating loss carry forwards for which recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances.

Results of Operations

     The following table sets forth, for the periods indicated, information derived from the Company’s consolidated financial statements expressed as a percentage of total revenues, excluding reimbursement of management contract revenues.

	Year Ended September 30,

	2002	2001	2000

Parking revenues	83.1%	85.6%	86.0%
Management contract and other revenues	16.9	14.4	14.0

	100.0	100.0	100.0
Reimbursement of management contract expenses	54.4	53.0	42.8

Total revenues	154.4	153.0	142.8
Cost of parking and management contracts	80.2	78.7	77.3
General and administrative expenses	9.9	9.5	9.8
Goodwill and non-compete amortization	—	1.7	1.7
Merger costs	—	—	0.5
Reimbursed management contract expenses	54.4	53.0	42.8
Property-related (losses) gains, net	(0.1)	(1.0)	0.1

Operating earnings	9.8	9.1	10.8
Interest income (expense), net	(0.9)	(2.1)	(2.7)
Dividends on Company-obligated mandatorily redeemable convertible securities of subsidiary trust	(0.7)	(0.8)	(0.8)
Gain on repurchase of Company-obligated mandatorily redeemable securities of subsidiary trust	1.3	—	—
Equity in partnership and joint venture earnings	0.6	0.7	1.4

Earnings before income taxes, minority interest and cumulative effect of accounting changes	10.1	6.9	8.7
Income taxes	3.4	2.7	3.2

Earnings before minority interest and cumulative effect of accounting changes	6.7%	4.2%	5.5%

     Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

     Parking revenues are comprised of revenue from leased and owned facilities. Parking revenues in fiscal year 2002 decreased to $595.8 million from $603.4 million in fiscal year 2001, a decrease of $7.6 million, or 1.3%. The decrease primarily resulted from a $12.5 million decrease in same-store revenues, which includes a $7.9 million decrease in New York region same-store revenues caused mainly by the effects of the September 11, 2001 terrorist attacks and a $4.6 million decrease in same-store revenues from all other locations reflecting primarily decreases in monthly parking activity due to the effects of the general economic slowdown and the related increase in unemployment rates. This decrease was partially offset by $7.3 million of new parking revenues from the USA and Park One acquisitions.

     Management contract and other revenues (excluding reimbursement of management contract expenses) increased in fiscal year 2002 to $121.1 million from $101.7 million in fiscal year 2001, an increase of $19.4 million, or 19.0%. The USA and Park One acquisitions were responsible for $7.0 million of the increase, with the remainder coming from new business growth and increased fees.

     Revenues from foreign operations (excluding reimbursement of management contract revenues) decreased slightly to $42.3 million for fiscal year 2002 compared to $43.0 million for fiscal year 2001, a decrease of $0.7 million, or 1.6%.

     Cost of parking in fiscal year 2002 increased to $525.3 million from $513.6 million in fiscal year 2001, an increase of $11.7 million, or 2.3%. The increase is primarily due to a $3.6 million, or 1.2%, increase in rent expense due to new lease agreements, a $3.7 million, or 3.3%, increase in payroll expense due to the addition of USA and Park One, and a $4.7 million, or 23.7%, increase in depreciation and amortization due to the addition of $33.3 million of contract and lease rights during fiscal year 2002. Cost of parking as a percentage of parking revenues increased to 88.2% in fiscal year 2002 from 85.1% in fiscal year 2001. The increase is due to the inability of the Company to fully adjust the fixed expense component of its cost structure to match its lower parking revenues.

     Cost of management contracts in fiscal year 2002 increased to $49.2 million from $41.2 million in fiscal year 2001, an increase of $8.0 million, or 19.4%. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, remained relatively constant at 40.6% in fiscal year 2002 compared to 40.5% in fiscal year 2001. The increases are consistent with the increase in management contract and other revenues and are primarily a result of higher medical and workers compensation expenses.

     General and administrative expenses increased to $71.0 million in 2002 from $67.1 million in 2001, an increase of $3.9 million, or 5.8%. This increase is due primarily to $2.2 million of additional expenses due to the USA and Park One acquisitions. General and administrative expenses increased as a percentage of total revenue (excluding reimbursement of management contract expenses) to 9.9% in 2002 from 9.5% in 2001 primarily due to the aforementioned acquisitions.

     Amortization of goodwill and non-compete agreements was $0.4 million in fiscal year 2002, compared to $12.0 million in fiscal year 2001. With the adoption of SFAS No. 142 on October 1, 2001, the Company no longer amortizes goodwill.

     Net property-related losses for fiscal year 2002 were $0.9 million compared to $7.3 million in fiscal year 2001. On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC (“Civic”) for $18.4 million. The transaction resulted in a pre-tax gain of $3.9 million, which is included as a property-related gain for the year ended September 30, 2002. Additionally, the Company recognized $5.2 million of pre-tax gains on sales of property during the year, primarily from the condemnation of a property in Houston. These gains were offset by impairment charges of $9.9 million for leasehold improvements, contract rights and prepaid rent primarily at locations in New York City. Included in net gains on sale of property for fiscal year 2001 is a $250 thousand loss for environmental liability costs related to a property previously owned by the Company. The Company recorded impairment charges of $8.3 million in fiscal year 2001, including $5.5 million attributable to properties where the carrying value of goodwill, contract rights and lease rights was no longer supportable by projected future cash flows, and $2.8 million related to equipment and leasehold improvements. Of these impairment charges, $3.4 million related to properties in New York, $2.8 million in San Francisco, $0.7 million in New Jersey and the remaining $1.4 million in various other locations. The Company also incurred $7.7 million of costs to exit unfavorable lease agreements.

     Interest income in fiscal year 2002 increased slightly to $6.1 million from $5.8 million in fiscal year 2001. Interest expense decreased in fiscal year 2002 to $12.5 million from $19.5 million in fiscal year 2001 due to the continued decrease in market interest rates. The Company’s variable rate debt was positively impacted during fiscal year 2002 by the decline in interest rates. The weighted-average balance of debt outstanding during fiscal year 2002 was $274.8 million at a weighted average rate of 4.5% compared to a weighted average balance of $289.6 million at a weighted average rate of 6.5% during fiscal year 2001.

     Dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust (the “Preferred Securities”) decreased to $4.9 million in fiscal year 2002 from $5.9 million in fiscal year 2001 due to the retirement of Preferred Securities with a face value of $31.9 million.

     On June 28, 2002, the Company repurchased 138,800 shares of its Preferred Securities for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of its Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Preferred Securities for $10.0 million. For the year ended September 30, 2002, these transactions resulted in pre-tax gains of $9.2 million, net of writedowns of a proportionate share of the related deferred finance costs of $0.9 million.

     Equity in partnership and joint venture earnings decreased to $4.0 million in fiscal year 2002 from $5.1 million in fiscal year 2001. The decrease is primarily due to the sale of the Civic partnership in January 2001.

     The Company’s effective income tax rate before minority interest and cumulative effect of accounting changes was 33.5% in fiscal year 2002 compared to 38.6% in fiscal year 2001. The decrease in the effective tax rate is primarily attributable to elimination of goodwill amortization due to the adoption of SFAS No. 142. The Company’s effective tax rate is expected to be approximately 33.0% before nonrecurring items for fiscal year 2003.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of an accounting change. For the Company, SFAS No. 142 had to be adopted by October 1, 2002, but could be adopted earlier. The Company elected early adoption as of October 1, 2001. The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether goodwill is impaired as of the date of adoption. The Company completed the assessment process and recorded as a cumulative effect of an accounting change a charge of $9.3 million (net of an income tax benefit of $28 thousand) related to business units in Chicago and New Jersey as of October 1, 2001.

     Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

     Parking revenues in fiscal year 2001 decreased to $603.4 million from $628.7 million in fiscal year 2000, a decrease of $25.3 million, or 4.0%. The decrease is due to several factors. In addition to a net reduction of 260 leased and owned facilities and a general economic slowdown during fiscal year 2001, management estimates that the Company lost $1.4 million in revenues in the second quarter due to severe weather in the northeast and $5.0 million in revenues in the fourth quarter due to the effects of the September 11 terrorist attacks.

     Management contract and other revenues (excluding reimbursement of management contract expenses) decreased slightly in fiscal year 2001 to $101.7 million from $102.3 million in fiscal year 2000, a decrease of $0.5 million, or 0.5%.

     Revenues from foreign operations increased to $43.0 million for fiscal year 2001 compared to $39.3 million for fiscal year 2000, an increase of $3.7 million, or 9.4%. The increase was driven by the addition of Venezuela, the Athens, Greece airport, and several on-street contracts in the United Kingdom.

     Cost of parking in fiscal year 2001 decreased to $513.6 million from $528.7 million in fiscal year 2000, a decrease of $15.1 million, or 2.9%. Net rent expense decreased in fiscal year 2001 to $294.2 million from $307.4 million in fiscal year 2000, a decrease of $13.2 million, or 4.3%. Payroll expenses decreased during fiscal year 2001 to $111.0 million from $117.7 million during fiscal year 2000, a decrease of $6.7 million, or 5.7%. The decrease in both rent and payroll expense can be attributed to the fewer number of leased locations in operation during fiscal year 2001. Cost of parking, as a percentage of parking revenues, increased to 85.1% in fiscal year 2001 from 84.1% in fiscal year 2000. The increase is due to the inability of the Company to fully adjust the fixed expense component of its cost structure to match its lower parking revenues.

     Cost of management contracts in fiscal year 2001 increased to $41.2 million from $36.3 million in fiscal year 2000, an increase of $4.9 million, or 13.6%. The cost of management contracts, as a percentage of management contract and other revenues, increased to 40.5% in fiscal year 2001 from 35.5% in fiscal year 2000. The increases are primarily a result of higher costs associated with the Company’s healthcare insurance programs as well as an increase in the cost of administering certain payroll-related activities on behalf of management contract clients.

     General and administrative expenses decreased to $67.1 million in 2001 from $72.0 million in 2000, a decrease of $4.9 million, or 6.7%. The decrease was primarily a result of technology enhancements and cost savings plans implemented in fiscal year 2001. General and administrative expenses decreased, as a percentage of total revenues, excluding reimbursement of management contract expenses, to 9.5% in 2001 from 9.9% in 2000 as a result of the aforementioned actions.

     Amortization expense of goodwill and non-compete agreements was $12.0 million in fiscal year 2001, down slightly from $12.1 million in fiscal year 2000.

     The Company incurred $3.7 million of Allright-related merger costs during the first and second quarters of fiscal year 2000. Included in these costs are approximately $1.3 million in professional fees, $1.1 million in severance and employment-related payments and $1.3 million in various other miscellaneous expenses. No such costs were incurred in fiscal year 2001.

     Net property-related losses for fiscal year 2001 were $7.3 million compared to net property-related gains of $0.9 million in fiscal year 2000. The Company recorded impairment charges totaling $8.3 million during fiscal year 2001 compared to $4.8 million in fiscal year 2000. Of these charges, $5.5 million was attributable to properties where the carrying value of the goodwill, contract rights and lease rights was no longer supportable by projected future cash flows and $2.8 million related to leasehold improvements on such properties in fiscal year 2001. In addition, the Company incurred $7.7 million in lease termination costs in fiscal year 2001 compared to $0.4 million in fiscal year 2000, as it aggressively pursued opportunities to exit unfavorable lease agreements. The impairment and lease termination costs were offset by $8.8 million of gains from sales of owned properties during fiscal year 2001 compared to $6.1 million in fiscal year 2000.

     Interest income in fiscal year 2001 decreased to $5.8 million from $6.9 million in fiscal year 2000 due to a decline in market interest rates. Interest expense decreased in fiscal year 2001 to $19.5 million from $27.1 million in fiscal year 2000 due to the aforementioned decrease in market interest rates, as well as a $58.7 million reduction in the Company’s weighted average outstanding debt balance during the year. The Company’s variable rate debt was positively impacted during fiscal year 2001 by the decline in interest rates. The weighted-average balance of debt outstanding during fiscal year 2001 was $289.6 million at a weighted average rate of 6.5% compared to a weighted average balance of $348.3 million at a weighted average rate of 7.4% during fiscal year 2000.

     Dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust decreased to $5.9 million in fiscal year 2001 from $6.0 million in fiscal year 2000.

     Equity in partnership and joint venture earnings decreased to $5.1 million in fiscal year 2001 from $10.3 million in fiscal year 2000. The decrease is due to a $5.0 million gain on the sale of a property in fiscal year 2000 recognized by a partnership in which the Company was a limited partner. This transaction resulted from the general partner’s decision to sell the property as allowed by the partnership agreement.

     The Company’s effective income tax rate before minority interest and cumulative effect of accounting changes was 38.6% in fiscal year 2001 as compared to 36.7% in fiscal year 2000. The increase in the effective tax rate is primarily attributable to an increase in nondeductible goodwill as a percentage of taxable income. Additionally, the Company recorded a one-time benefit of approximately $1.5 million during fiscal year 2000 relating to the reduction of certain federal and state net operating loss valuation allowances that had been established by Allright. No such benefit was recognized in fiscal year 2001.

     Quarterly Results

     The Company has and may continue to experience fluctuations in revenues and related expenses due to acquisitions, pre-opening costs, travel and transportation patterns affected by weather and calendar related events, and local and national economic conditions. The Company’s concentration of parking facilities in the northeastern and mid-Atlantic part of the United States continues to expose the Company to the risk of negative financial fluctuations that may result from severe winter weather and other local or regional factors, including acts of terrorism. Additionally, the Company services the parking for a number of sports stadiums and arenas and can be impacted by the relative degree of success of various sports teams and strikes. The following table sets forth certain quarterly statements of earnings data for the eight fiscal year quarters preceding the end of the fiscal year and the percentage of net revenues represented by the line items presented (except in the case of per share amounts). The quarterly statement of earnings data set forth below was derived from unaudited financial statements of the Company and includes all adjustments which the Company considers necessary for a fair presentation thereof.

Amounts in thousands, except per share data

	2002 Fiscal Year

	December 31		March 31		June 30		September 30

Total revenues, excluding reimbursement of management contract expenses	$176,951	100.0%	$179,134	100.0%	$182,965	100.0%	$177,898	100.0%
Property related gains (losses), net	4,008	2.3	3,025	1.7	(2,298)	(1.3)	(5,641)	(3.2)
Operating earnings	22,871	12.9	20,864	11.6	17,494	9.6	8,942	5.0
Earnings before cumulative effect of accounting changes	15,684	8.9	12,891	7.2	10,103	5.5	4,431	2.5
Earnings before cumulative effect of accounting changes per share — basic	$0.44		$0.36		$0.28		$0.12
Earnings before cumulative effect of accounting changes per share — diluted	$0.44		$0.36		$0.28		$0.12

	2001 Fiscal Year

	December 31 (a)		March 31		June 30		September 30

Total revenues, excluding reimbursement of management contract expenses	$177,565	100.0%	$174,034	100.0%	$179,145	100.0%	$174,415	100.0%
Property related gains (losses), net	2,777	1.6	(2,296)	(1.3)	(3,058)	(1.7)	(4,678)	(2.7)
Operating earnings	25,426	14.3	16,121	9.3	15,934	8.9	6,516	3.7
Earnings before cumulative effect of accounting changes	11,681	6.6	6,735	3.9	6,737	3.8	958	0.5
Earnings before cumulative effect of accounting changes per share — basic	$0.32		$0.19		$0.19		$0.03
Earnings before cumulative effect of accounting changes per share — diluted	$0.32		$0.19		$0.19		$0.03

(a)	Includes retroactive effect of adoption of Staff Accounting Bulletin 101 in the second quarter of fiscal year 2001.

     Liquidity and Capital Resources

     Net cash provided by operating activities for fiscal year 2002 was $74.8 million, a increase of $27.6 million from net cash provided by operating activities of $47.2 million during fiscal year 2001. The primary factors which contributed to this change were favorable changes in operating assets and liabilities totaling $28.0 million.

     Net cash used by investing activities was $37.5 million for fiscal year 2002 compared to $1.2 million of net cash provided by investing activities in fiscal year 2001. This change was primarily due to significant property and business acquisitions made by the Company during 2002, including $18.9 million of contract and lease rights and $17.8 million of acquisitions. The Company spent only $2.6 million on similar items in fiscal year 2001.

     Net cash used by financing activities for fiscal year 2002 was $45.2 million, a net decrease of $4.7 million from fiscal year 2001. Net cash used by financing activities in fiscal year 2002 consisted of debt repayment of $54.2 million and repurchase of mandatorily redeemable preferred securities of $21.8 million partially offset by additional borrowings under the Company’s credit facility of $33.5 million.

     In March 1999, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility, including a sub-limit of $40 million for stand-by letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company’s Credit Facility was $221.5 million with a weighted average interest rate of 3.2% as of September 30, 2002, including the principal amount of the term loan of $75.0 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $24.4 million at September 30, 2002, which is net of $29.1 million of stand-by letters of credit. On February 14, 2000, the Company entered into an amendment and restatement to the Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement required the Company to pay an amendment fee of $681 thousand, which is being amortized over the life of the Credit Facility. Interest rates were not affected by this amendment.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios and net worth, limit the amount of dividends paid and restrict further indebtedness, stock repurchases and certain transactions such as asset dispositions. The two primary ratios are a leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. The grid-based interest rate margin is based upon the Company achieving certain financial ratios. The Company was in compliance with these financial covenants as of September 30, 2002; however, there can be no assurance that the Company will be in compliance with one or more of these covenants in future quarters.

     The Credit Facility matures in March 2004. The Company has begun discussions related to replacing the Credit Facility and continues to evaluate various financing alternatives as it seeks to optimize the rate, duration and mix of its debt. The interest rates under any new borrowing arrangement would likely increase as compared to the interest rates in the Credit Facility considering the current credit markets. Additionally, any new borrowing arrangement could impose additional covenants and restrictions.

     On November 1, 2002, the Company entered into a revolving credit note of $10 million. The revolving credit note is due February 28, 2003 and carries an interest rate of LIBOR plus 87.5 basis points. Proceeds of the note were used to provide additional working capital and for general corporate purposes.

     Depending on the timing and magnitude of the Company’s future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and Central Parking’s Credit Facility over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates. If Central Parking identifies investment opportunities requiring cash in excess of Central Parking’s cash flows and the existing Credit Facility, Central Parking may seek additional sources of capital, including seeking to amend the Credit Facility to obtain additional indebtedness. The Allright Registration Rights Agreement provided certain limitations and restrictions upon Central Parking’s ability to issue new shares of Central Parking common stock. While a significant number of shares of common stock issued in the Allright Merger are still subject to the Registration Rights Agreement, the restrictions on Central Parking’s ability to issue new shares of Central Parking common stock expired in February 2002. The current market value of Central Parking common stock also could have an impact on Central Parking’s ability to complete significant acquisitions or raise additional capital.

Future Cash Commitments

     On January 18, 2000, the Company’s board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company’s capital stock. The Company’s bank lenders subsequently approved the repurchase program on February 14, 2000. As of September 30, 2002, the Company had repurchased $49.8 million of common and preferred securities under this authorization.

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects such capital expenditures for fiscal year 2003 to be approximately $25 to $30 million.

     Historically, the Company has paid dividends on its common stock and expects to pay dividends in the future. Common stock dividends of $2.2 million were paid during fiscal year 2002.

     The following tables summarize the Company’s total contractual obligations and commercial commitments as of September 30, 2002 (amounts in thousands):

	Payments due by period

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$256,721	$51,120	$186,766	$18,362	$473
Capital lease obligations	3,695	2,198	972	238	287
Convertible securities	78,085	—	—	—	78,085
Operating leases	1,302,640	223,401	341,384	247,262	490,593
Other long-term obligations	14,250	14,250	—	—	—

Total contractual cash obligations	$1,655,391	$290,969	$529,122	$265,862	$569,438

	Amount of commitment expiration per period

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$24,408	$—	$24,408	$—	$—
Stand-by letters of credit	36,437	34,891	1,546	—	—
Guarantees	—	—	—	—	—
Other commercial commitments	5,652	3,012	2,640	—	—

Total commercial commitments	$66,497	$37,903	$28,594	$—	$—

     Other commercial commitments include guaranteed minimum payments to minority partners of certain partnerships.

International Foreign Currency Exposure

     The Company operates wholly-owned subsidiaries in the United Kingdom, Canada and Spain. Total revenues from wholly-owned foreign operations amounted to 5.9%, 6.1% and 5.4% of total revenues (excluding reimbursement of management contract expenses) for the years ended September 30, 2002, 2001 and 2000, respectively. Additionally, the Company operates through joint ventures in Mexico, Germany, Poland, Greece, Venezuela, Colombia and Peru. The Company intends to invest in foreign leased or owned facilities, usually through joint ventures, and may become increasingly exposed to foreign currency fluctuations. The Company, in limited circumstances, has denominated contracts in U.S. dollars to limit currency exposure. Presently, the Company has limited exposure to foreign currency risk and has no hedging programs related to such risk. The Company anticipates implementing a hedging program if such risk materially increases. For the year ended September 30, 2002, revenues from operations in the United Kingdom and Canada represented 53.5% and 23.4%, respectively, of total revenues generated by foreign operations, excluding reimbursement of management contract expenses.

Impact of Inflation and Changing Prices

     The primary sources of revenues to the Company are parking revenues from owned and leased locations and management contract revenue on managed parking facilities. The Company believes that inflation has had a limited impact on its overall operations for fiscal years ended September 30, 2002, 2001 and 2000 and does not expect inflation to have a material effect on its overall operations in fiscal year 2003.

Newly Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is required to adopt the provisions of SFAS No. 143 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material effect on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 also resolves certain implementation issues associated with SFAS No. 121 by providing guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishing criteria for when a long-lived asset is held for sale and prescribing the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company will adopt SFAS No. 144 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits

and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this Statement to have a material impact on the Company’s consolidated financial statements.

Risk Factors

     You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this financial information as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

     The failure to successfully integrate past and future acquisitions could have a negative impact on Central Parking’s business and the market price of its common stock.

     Central Parking completed acquisitions of USA Parking Systems, Inc., Universal Park Holdings and Park One of Louisiana during fiscal year 2002, and plans to pursue additional acquisitions on a selective basis in the future. Central Parking can give no assurance that any acquired facility or company will be successfully integrated into its operations. Also, because of the price paid by Central Parking or because of the performance of acquired operations after such acquisitions, there can be no assurance that the results of the acquired operations will not be dilutive to Central Parking’s per share earnings. Any acquisition contemplated or completed by Central Parking may result in adverse short-term effects on Central Parking’s reported operating results, divert management’s attention, introduce difficulties in retaining, hiring and training key personnel, and introduce risks associated with unanticipated problems or legal liabilities, some or all of which could have a negative effect on Central Parking’s business and financial results.

     The Company’s financial performance is sensitive to changes in overall economic conditions that may impact consumer spending.

     The general economic slowdown in the United States has adversely affected the Company’s financial results. Economic conditions, such as higher unemployment levels, commercial real estate occupancy rates, reduced consumer spending and increased fuel and energy costs, generally have a negative effect on the demand for parking and limit the Company’s ability to increase or maintain parking rates.

     The Company’s concentration of operations in the Northeastern and Mid-Atlantic regions of the United States increases the risk of negative financial fluctuations due to events or factors that affect these areas.

     The Company’s operations in the Northeastern and Mid-Atlantic regions of the United States, which includes the cities of New York, Newark, Boston, Philadelphia, Pittsburgh, Baltimore and Washington, D.C., generated approximately 45% of the Company’s total revenues (excluding reimbursement of management contract expenses) in fiscal year 2002. The concentration of operations in these areas increases the risk that local or regional events or factors that affect these cities or regions such as severe winter weather, labor strikes, changes in local or state laws and regulations, economic conditions or acts of terrorism, can have a disproportionate impact on the Company’s operating results and financial condition.

     Changes in the insurance marketplace, including significantly higher premiums, higher deductibles and coverage restrictions and increased claims costs, have negatively impacted the Company’s net income and could have a material adverse effect on the results of operations and financial condition of the Company in the future.

     The Company purchases insurance covering certain types of claims that occur at parking facilities it owns, leases or manages. In addition, the Company purchases worker’s compensation, group health, director’s and officer’s liability and certain other insurance coverages. Due to changes in the insurance marketplace, including changes related to the September 11, 2001 tragedy, the Company has experienced a substantial increase in the premiums it pays for most types of insurance coverage and an increase in the deductibles relating to such coverage. The Company also has experienced an increase in certain claims costs, including worker’s compensation and group health. In addition, coverages of certain types of risk, such as terrorism coverage, have been significantly restricted or are no longer available. The changes in the insurance marketplace, including increased premium and claims costs, higher deductibles and coverage restrictions, negatively impacted the Company’s net income in fiscal year 2002 and could have a material adverse effect on the results of operations and financial condition of the Company in the future.

     Acts of terrorism such as the September 11, 2001 attacks, can have a significant adverse affect on the Company’s results of operations and financial condition.

     The terrorist attacks on September 11, 2001 reduced the Company’s revenues in the fourth quarter of fiscal year 2001 by approximately $5 million and approximately $10 million in the first half of fiscal year 2002. Not only did the attack cause physical damage to some of the parking facilities operated by the Company, but the reduction in the number of commuters parking in the areas affected, reduction in tourists and local consumers traveling to the area as well as the broader reduction in airplane travel and lower attendance at sporting events, concerts and other venues, also adversely impacted our operations .. The closing of streets in the vicinity of the World Trade Center and other areas of New York City and the imposition of certain restrictions on traffic and other security measures in New York City and at the nation’s airports also had a negative impact on the Company’s operations. The Company’s operations are concentrated heavily in the downtown areas of major U.S. cities and some are located near landmarks or other sites that have been mentioned as potential targets of terrorists. In addition, the Company manages the parking operations at approximately 25 airports, including the airports in several major cities. Additional terrorist attacks or the imposition of additional security measures, particularly in New York, Washington, D.C. or other major cities in which the Company has a significant presence, or at airports, could have a material adverse effect on the Company’s results of operations and financial condition.

     The offer or sale of a substantial amount of Central Parking common stock by significant shareholders of the Company could have an adverse impact on the market price of Central Parking common stock.

     In February 2001, the Company filed a registration statement on Form S-3 covering 7,381,618 shares of the Company’s common stock held by certain shareholders of the Company. These shares were registered pursuant to registration rights previously granted to these shareholders. These shareholders may sell all or a portion of the shares that were registered on any stock exchange, market or trading facility on which the shares are traded, or in private transactions. Other substantial shareholders of the Company, including the Chairman of Central Parking, Monroe Carell, Jr. the Carell Children’s Trust, and other family members and related entities (the “Carell Family”), are permitted to sell significant amounts of the Company’s common stock under Rule 144 and other exemptions from registration under the federal securities laws. In addition, as discussed in more detail below, the Carell Family has certain rights to register substantially all of the shares of stock held by the family and related entities. The offer or sale of substantial amounts of Central Parking common stock by these or other significant shareholders, particularly if such offers or sales occur simultaneously or relatively close in time, could have a significant negative impact on the stock’s market price.

     The exercise of existing registration rights or the sale of a substantial number of shares of Central Parking common stock by members of the Carell Family under the Allright registration rights agreement or otherwise, could negatively affect the market price of Central Parking common stock.

     The Carell Family has rights to register substantially all of the shares of Central Parking common stock held by the Carell Family under a registration rights agreement entered into in connection with the Allright merger. The exercise of these rights or the sale of substantial amounts of stock by Monroe Carell, the Chairman and founder of the Company, or other member of the Carell Family, could be perceived negatively by the securities markets and thus could adversely affect the market price of Central Parking common stock.

     The Company is dependent on the continued availability of capital to support its business.

     The Credit Facility matures in March 2004. The Company has begun discussions related to replacing the Credit Facility and continues to evaluate various financing alternatives as it seeks to optimize the rate, duration and mix of its debt. The interest rates under any new borrowing arrangement would likely increase as compared to the interest rates in the Credit Facility considering the current credit markets. Additionally, any new borrowing arrangement could impose additional covenants and restrictions. The Company’s inability to maintain available sources of capital would have a material adverse effect on the Company.

     The Company is subject to interest rate risk.

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities.

     The Company’s large number of leased and owned facilities increases the risk that the Company may become unprofitable and that it may not be able to cover the fixed costs of its leased and owned facilities.

     The Company leased or owned 2,100 facilities as of September 30, 2002. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in the economy, property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments that must be made regardless of the revenues or profitability of the facility. In the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, operating expenses for both leased and owned facilities are borne by Central Parking and are not passed through to the owner, as is the case with management contracts. In the case of owned facilities and generally in the case of longer-term leased facilities, the Company also is responsible for all maintenance and repair costs, including structural, mechanical and systems repairs. Generally, performance of Central Parking’s parking facilities depend, in part, on its ability to negotiate favorable contract terms, its ability to control operating expenses, economic conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions and the real estate market.

     An increase in government regulation or taxation could have a negative effect on the Company’s profitability.

     The Company’s business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate parking facilities. In addition, many cities impose a substantial tax or surcharge on parking services, which generally range from 10% to 31%. Several state and local laws have been passed in recent years which are designed to encourage car-pooling or the use of mass transit or impose certain restrictions on automobile usage. A recent example is the restrictions imposed by the City of New York in the wake of the September 11 terrorist attacks, which included street closures and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. The Company also is subject to federal, state and local employment and labor laws and regulations, and several cities in which the Company has operations either have adopted or are considering the adoption of so-called “living wage” ordinances. The adoption of such laws and regulations and the imposition of additional parking taxes or surcharges could adversely impact the Company’s profitability.

     We have foreign operations that may be adversely affected by foreign currency exchange rate fluctuations.

     Central Parking operates in the United Kingdom, Germany, Mexico, the Republic of Ireland, Chile, Poland, Greece, Switzerland, Colombia, Peru, Venezuela, Canada and Spain, and intends to expand its business in these and other international locations. For the year ended September 30, 2002, revenues from foreign operations represented 5.9% of Central Parking’s total revenues, excluding reimbursement of management contract expenses. The Company’s United Kingdom operations accounted for 53.5% of such revenues, excluding earnings from joint ventures. Central Parking receives revenues and incurs expenses in various foreign currencies in connection with its foreign operations and, as a result, Central Parking is subject to currency exchange rate fluctuations. Central Parking intends to continue to invest in foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. Central Parking believes it has limited exposure to foreign currency risk and does not currently have a foreign currency hedging program.

     In connection with ownership or operation of parking facilities, we may be potentially liable for environmental problems.

     Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that a material environmental claim will not be asserted against Central Parking or against its owned or operated parking facilities. The cost of defending against claims of liability, or of remediating a contaminated property, could have a negative effect on Central Parking’s business and financial results.

     If we cannot maintain positive relationships with labor unions representing our employees, a work stoppage may adversely affect our business.

     Approximately 4,200 employees of Central Parking are represented by labor unions. There can be no assurance that Central Parking will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under these labor union contracts, which could include a strike or walk-out. In such cases, there are no assurances that Central Parking would be able to staff sufficient employees for its short-term needs. Any such labor strike or the inability of Central Parking to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on Central Parking’s business and financial results.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

Interest Rates

     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of September 30, 2002, the Company had $221.5 million of variable rate debt outstanding under the Credit Facility, priced at LIBOR plus 87.5 basis points. The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company’s cash flow exposure to increases in interest rates. As of September 30, 2002, interest rate protection agreements had been purchased to hedge $100 million of the Company’s variable rate debt under its Credit Facility. See Notes 1 and 8 to the Consolidated Financial Statements for a description of the hedging transactions entered into by the Company. The term loan of the Credit Facility is payable in quarterly installments of $12.5 million through March 2004. The Company anticipates paying the scheduled quarterly payments from cash flows from operations and, if necessary, will attempt to renew the revolving credit facility.

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

Foreign Currency Exposure

     The Company’s exposure to foreign exchange risk is minimal. As of September 30, 2002, the Company has approximately GBP 3.9 million (USD 6.1 million) of cash and cash equivalents denominated in British pounds, EUR 2.0 million (USD 2.0 million) denominated in euros, CAD 1.5 million (USD 0.9 million) denominated in Canadian dollars, and USD 0.7 million denominated in various other foreign currencies. The Company also has EUR 1.2 million (USD 1.1 million) of notes payable denominated in euros at September 30, 2002. These notes bear interest at a floating rate of 5.34% as of September 30, 2002, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of September 30, 2002, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Central Parking Corporation:

     We have audited the accompanying consolidated balance sheets of Central Parking Corporation and subsidiaries (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II — Valuation and Qualifying Accounts and financial statement Schedule IV — Mortgage Loans on Real Estate as of September 30, 2002 and for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Parking Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

KPMG LLP

Nashville, Tennessee
October 28, 2002 except for Note 17,
   which is as of November 1, 2002

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share and per share data

	September 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$33,498	$41,849
Management accounts receivable	39,664	32,613
Accounts receivable — other	15,714	16,149
Current portion of notes receivable (including amounts due from related parties of $8,972 in 2002 and $4,304 in 2001)	11,549	6,836
Prepaid expenses	9,835	6,939
Deferred income taxes	72	259

Total current assets	110,332	104,645
Notes receivable, less current portion	41,210	42,931
Property, equipment, and leasehold improvements, net	434,733	415,405
Contract and lease rights, net	108,406	88,094
Goodwill, net	242,141	250,630
Investment in and advances to partnerships and joint ventures	12,836	30,704
Other assets	49,226	54,472

Total Assets	$998,884	$986,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$53,318	$53,337
Accounts payable	73,638	77,887
Accrued expenses	43,659	24,997
Management accounts payable	22,671	20,541
Income taxes payable	9,851	7,134

Total current liabilities	203,137	183,896
Long-term debt and capital lease obligations, less current portion	207,098	208,885
Deferred rent	29,104	22,310
Deferred income taxes	13,825	15,757
Other liabilities	20,259	33,466

Total liabilities	473,423	464,314
Company-obligated mandatorily redeemable convertible securities of subsidiary holding solely parent debentures	78,085	110,000
Minority interest	31,572	31,121
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 35,951,626 and 35,791,550 shares issued and outstanding at September 30, 2002 and 2001, respectively	360	358
Additional paid-in capital	242,112	238,464
Accumulated other comprehensive loss, net	(2,377)	(1,979)
Retained earnings	176,924	145,308
Other	(1,215)	(705)

Total shareholders’ equity	415,804	381,446

Total Liabilities and Shareholders’ Equity	$998,884	$986,881

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

Amounts in thousands, except per share data

	Year Ended September 30,

	2002	2001	2000

Revenues:
Parking	$595,836	$603,416	$628,666
Management contract and other	121,112	101,743	102,263

	716,948	705,159	730,929
Reimbursement of management contract expenses	390,306	373,413	312,709

Total revenues	1,107,254	1,078,572	1,043,638

Costs and expenses:
Cost of parking	525,336	513,571	528,684
Cost of management contracts	49,159	41,188	36,270
General and administrative	70,973	67,107	72,021
Goodwill and noncompete amortization	403	12,041	12,120
Merger costs	—	—	3,747

	645,871	633,907	652,842
Reimbursed management contract expenses	390,306	373,413	312,709

Total costs and expenses	1,036,177	1,007,320	965,551

Property-related (losses) gains, net	(906)	(7,255)	935

Operating earnings	70,171	63,997	79,022
Other income (expenses):
Interest income	6,119	5,807	6,904
Interest expense	(12,488)	(19,524)	(27,067)
Dividends on company-obligated mandatorily redeemable convertible securities of a subsidiary trust	(4,868)	(5,886)	(6,012)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	9,245	—	—
Equity in partnership and joint venture earnings	3,967	5,075	10,260

Earnings before income taxes, minority interest and cumulative effect of accounting changes	72,146	49,469	63,107
Income tax expense (benefit):
Current	25,902	26,462	25,714
Deferred	(1,739)	(7,350)	(2,566)

Total income taxes	24,163	19,112	23,148

Earnings before minority interest and cumulative effect of accounting changes	47,983	30,357	39,959
Minority interest, net of tax	(4,874)	(4,246)	(3,520)
Cumulative effect of accounting changes, net of tax	(9,341)	(258)	—

Net earnings	$33,768	$25,853	$36,439

Basic earnings per share:
Earnings before cumulative effect of accounting changes	$1.20	$0.73	$1.00
Cumulative effect of accounting changes, net of tax	(0.26)	(0.01)	—

Net earnings	$0.94	$0.72	$1.00

Diluted earnings per share:
Earnings before cumulative effect of accounting changes	$1.19	$0.73	$0.99
Cumulative effect of accounting changes, net of tax	(0.26)	(0.01)	—

Net earnings	$0.93	$0.72	$0.99

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
and COMPREHENSIVE INCOME

Amounts in thousands, except per share data

				Accumulated
			Additional	Other		Other
	Number of	Common	Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Stock	Capital	Loss	Earnings	Equity	Total

Balance at September 30, 1999	36,754	$368	$259,853	$(20)	$87,364	$(446)	$347,119

Issuance under restricted stock plan and employment agreements	3	—	48	—	—	—	48
Issuance under Employee Stock Ownership Plan	72	1	1,231	—	—	—	1,232
Common stock dividends, $0.06 per share	—	—	—	—	(2,191)	—	(2,191)
Exercise of stock options and warrants and related tax benefits	352	3	2,299	—	—	—	2,302
Amortization of deferred compensation	—	—	—	—	—	55	55
Repurchase of common stock	(851)	(9)	(14,614)	—	—	—	(14,623)
Comprehensive income:
Net earnings	—	—	—	—	36,439	—	36,439
Foreign currency translation adjustment	—	—	—	(124)	—	—	(124)

Total comprehensive income							36,315

Balance at September 30, 2000	36,330	$363	$248,817	$(144)	$121,612	$(391)	$370,257

Issuance under restricted stock plan and employment agreements	2	—	48	—	—	—	48
Issuance under Employee Stock Ownership Plan	72	1	1,101	—	—	—	1,102
Common stock dividends, $0.06 per share	—	—	—	—	(2,157)	—	(2,157)
Exercise of stock options and related tax benefits	78	1	1,339	—	—	—	1,340
Amortization of deferred compensation	—	—	—	—	—	391	391
Issuance of stock into Rabbi Trust	—	—	—	—	—	(705)	(705)
Repurchase of common stock	(690)	(7)	(12,841)	—	—	—	(12,848)
Comprehensive income:
Net earnings	—	—	—	—	25,853	—	25,853
Foreign currency translation adjustment	—	—	—	176	—	—	176
Unrealized loss on fair value of derivatives	—	—	—	(2,011)	—	—	(2,011)

Total comprehensive income							24,018

Balance at September 30, 2001	35,792	$358	$238,464	$(1,979)	$145,308	$(705)	$381,446

Issuance under restricted stock plan and employment agreements	3	—	63	—	—	—	63
Issuance under Employee Stock Ownership Plan	63	1	969	—	—	—	970
Common stock dividends, $0.06 per share	—	—	—	—	(2,152)	—	(2,152)
Exercise of stock options and related tax benefits	129	1	2,339	—	—	—	2,340
Amortization of deferred compensation	—	—	—	—	—	255	255
Issuance of restricted stock units	—	—	765	—	—	(765)	—
Repurchase of common stock	(35)	—	(488)	—	—	—	(488)
Comprehensive income:
Net earnings	—	—	—	—	33,768	—	33,768
Foreign currency translation adjustment	—	—	—	(430)	—	—	(430)
Unrealized gain on fair value of derivatives	—	—	—	32	—	—	32

Total comprehensive income							33,370

Balance at September 30, 2002	35,952	$360	$242,112	$(2,377)	$176,924	$(1,215)	$415,804

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands

	Year Ended September 30,

	2002	2001	2000

Cash flows from operating activities:
Net earnings	$33,768	$25,853	$36,439
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,500	44,263	44,612
Equity in partnership and joint venture earnings	(3,967)	(5,075)	(10,260)
Distributions from partnerships and joint ventures	3,938	3,300	10,039
Property related (losses) gains, net	906	7,255	(935)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	(9,245)	—	—
Cumulative effect of accounting changes, net of tax	9,341	258	—
Deferred income taxes	(1,739)	(7,350)	(2,566)
Minority interest	4,874	4,246	3,520
Changes in operating assets and liabilities, excluding effects of acquisitions:
Management accounts receivable	(4,967)	(819)	1,236
Accounts receivable — other	1,001	(1,154)	4,193
Prepaid expenses	(2,896)	2,773	8,408
Other assets	(288)	(10,051)	2,728
Accounts payable, accrued expenses and other liabilities	(1,583)	(4,966)	(8,810)
Management accounts payable	1,692	(12,911)	36
Deferred rent	6,794	2,703	1,623
Income taxes payable	2,691	(1,145)	10,332

Net cash provided by operating activities	74,820	47,180	100,595

Cash flows from investing activities:
Proceeds from disposition of property and equipment	16,651	30,800	28,881
Proceeds from sale of investment in partnership	18,399	—	—
Purchase of property, equipment and leasehold improvements	(36,522)	(28,639)	(52,242)
Purchase of contract and lease rights	(18,948)	(2,583)	(980)
Acquisitions, net of cash acquired	(17,788)	—	(257)
Other investing activities	698	1,596	7,616

Net cash (used) provided by investing activities	(37,510)	1,174	(16,982)

Cash flows from financing activities:
Dividends paid	(2,152)	(2,163)	(2,197)
Net borrowings (repayments) under revolving credit agreement	33,500	22,488	(60,914)
Proceeds from issuance of notes payable, net of issuance costs	1,136	—	13,300
Principal repayments on long-term debt and capital lease obligations	(54,214)	(55,629)	(28,718)
Payment to minority interest partners	(4,563)	(4,233)	(3,524)
Repurchase of common stock	(488)	(12,848)	(14,623)
Repurchase of mandatorily redeemable securities	(21,823)	—	—
Proceeds from issuance of common stock and exercise of stock options	3,373	2,490	2,732

Net cash used by financing activities	(45,231)	(49,895)	(93,944)

Foreign currency translation	(430)	176	(124)

Net decrease in cash and cash equivalents	(8,351)	(1,365)	(10,455)
Cash and cash equivalents at beginning of year	41,849	43,214	53,669

Cash and cash equivalents at end of year	$33,498	$41,849	$43,214

Consolidated Statements of Cash Flows continued:

	Year Ended September 30,

	2002	2001	2000

Non-cash transactions:
Purchase of properties with notes payable	$16,500	—	—
Purchase of lease rights and contract rights with notes payable	$—	$318	$14,250
Unrealized (gain) loss on fair value of derivatives	$(32)	$2,011	$—
Cash payments for:
Interest	$11,652	$18,511	$28,635
Income taxes	$22,770	$27,207	$15,594
Effects of acquisitions:
Estimated fair value of assets acquired	$20,020	$—	$365
Purchase price in excess of the net assets acquired (goodwill)	880	—	355
Estimated fair values of liabilities assumed	(2,936)	—	(412)

Cash paid	17,964	—	308
Less cash acquired	(176)	—	(51)

Net cash paid for acquisitions	$17,788	$—	$257

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

     (a)  Organization and Basis of Presentation

     Central Parking Corporation (“CPC”) is a United States company incorporated in the State of Tennessee. The consolidated financial statements include the accounts of Central Parking Corporation and its subsidiaries (the “Company” or “Central Parking”) including Central Parking System, Inc. (“CPS”) and its subsidiaries; Kinney System Holdings, Inc. and its subsidiaries (“Kinney”); Central Parking System of the United Kingdom, Ltd. and its subsidiary (“CPS-UK”); Central Parking System Realty, Inc. and its subsidiaries (“Realty”); Allright Holdings, Inc. and its subsidiaries (“Allright”), including Edison Parking Management, L.P. (“Edison”), a 50% owned partnership whereby Allright is the general partner and has effective control of the partnership based on the terms of the partnership agreement. The results of operations of the remaining 50% of Edison are eliminated as a minority interest. All significant intercompany transactions have been eliminated in consolidation.

     The Company owns, operates and manages parking facilities and provides parking consulting services throughout the world, primarily in the United States and United Kingdom. The Company manages and operates owned or leased parking facilities, manages and operates parking facilities owned or leased by third parties, and provides financial and other advisory services to clients.

     (b)  Revenues

     Parking revenues include the parking revenues from leased and owned locations. Management contract revenues represent revenues (both fixed and performance-based fees) from facilities managed for other parties and miscellaneous fees for accounting, insurance and other ancillary services such as consulting and transportation management services. Parking revenues from transient parking are recognized as cash is received. Parking revenues from monthly parking customers, fixed fee management contract revenues and miscellaneous management fees are recognized on a monthly basis based on the terms of the underlying contracts. Management contract revenues related to performance-based arrangements are accrued when the performance measures have been met.

     Management accounts payable reflected on the accompanying consolidated balance sheets is reflected net of cash. Such cash balances belong to the owners of the various managed facilities, but they are held by the Company and are used to pay expenses of the managed facilities and ultimately to settle the balance due to the owners of the managed facilities.

     The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) during fiscal 2001 as a change in accounting principle. Adoption of SAB 101 required the Company to change the timing of recognition of performance-based revenues on certain management contracts. The cumulative effect of this accounting change was a loss of $258 thousand, net of tax of $171 thousand, as of October 1, 2000.

     In January 2002, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which the Company adopted in the third quarter of fiscal year 2002. This pronouncement requires the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods have been reclassified to conform to the new presentation. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $390.3 million, $373.4 million and $312.7 million for the years ended September 30, 2002, 2001 and 2000, respectively. This accounting change has no impact on operating earnings or net earnings.

     (c)  Cash and Cash Equivalents

     The Company considers cash and cash equivalents to include cash on hand, in banks, and short-term, highly liquid investments with original maturities of three months or less.

     (d)  Property, Equipment, and Leasehold Improvements

     Property, equipment and leasehold improvements, including computer hardware and software, are recorded at cost. Depreciation is provided principally on a straight-line basis over the estimated useful life of the asset, which is generally one to fifteen years for furniture, fixtures, and equipment, three years for computer software, five years for computer hardware, and thirty to forty years for buildings and garages. Leasehold improvements are amortized over the remaining lease term or the estimated useful life of the asset, whichever is shorter. Major additions and improvements to property and equipment that extend the economic life are capitalized. Repair and maintenance costs are charged to operating expense as incurred.

     (e)  Investment in and Advances to Partnerships and Joint Ventures

     The Company has a number of joint ventures to operate and develop parking garages through either corporate joint ventures, general partnerships, limited liability companies, or limited partnerships. The financial results of the Company’s joint ventures are generally accounted for under the equity method and are included in equity in partnership and joint venture earnings in the accompanying consolidated statements of earnings with the exception of Edison, which is consolidated into the Company’s financial statements based upon the Company’s control of Edison, with the remaining 50% eliminated through minority interest.

     Amounts due from unconsolidated partnerships and joint ventures under notes receivable are classified in the consolidated balance sheets as investments in and advances to partnerships and joint ventures until amounts due become payable in the next twelve months. When these amounts become due within the next twelve months, such amounts are presented as current portion of notes receivable from related parties in the consolidated balance sheets.

     (f)  Investment in Edison Parking Management, L.P.

     On June 1, 1997, Allright acquired a 50% controlling interest in Edison. Edison’s assets include management contracts contributed by the limited partner, Park Fast Parking Management, L.P. (“Park Fast”), a third party. These management contracts were recorded at their estimated fair market value and are being amortized on a straight-line basis over their estimated lives, which average 12 years.

     (g)  Contract and Lease Rights

     Contract and lease rights consist of capitalized payments made to third parties which provide the Company the opportunity to manage or lease facilities. Contract and lease rights are allocated among respective locations and are amortized principally on a straight-line basis over the terms of the related agreements, which range from five to thirty years or an estimated term considering anticipated terminations and renewals.

     (h)  Goodwill

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired and liabilities assumed in a business combination, is not amortized beginning in fiscal year 2002, but is tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill may be impaired.

     (i)  Other Assets

     Other assets is comprised of a combination of the cash surrender value of life insurance policies, investment securities, security deposits, key money, deferred issuance costs on the mandatorily redeemable convertible securities, deferred debt issuance costs and non-compete agreements. Investment securities primarily consist of debt obligations of states and political subdivisions and are classified as held-to-maturity. Such securities are stated at amortized cost adjusted for amortization of premiums and accretion of discounts, unless there is a decline in value which is considered to be other than temporary, in which case the cost basis of such security is written down to fair value and the amount of the write-down is reflected in earnings. Key money represents lease prepayments tendered to lessors at the inception of long-term lease relationships and is amortized over the life of the applicable lease. Non-compete agreements are amortized over the contractual term of the agreement or the economic useful life, whichever is shorter. Deferred issuance costs are amortized over the contractual term of the related debt or redeemable convertible securities.

     (j) Lease Transactions and Related Balances

     The Company accounts for operating lease obligations and sublease income on a straight-line basis. Contingent or percentage payments are recognized when operations indicate such amounts will be paid. Lease obligations paid in advance are included in prepaid rent. The difference between actual lease payments and straight-line lease expenses over the lease term is included in deferred rent. Rent expense for all operating leases and rental income from subleases are reflected in cost of parking or general and administrative expenses.

     In connection with certain acquisitions, the Company revalued certain leases to estimated fair market value at the time of the respective acquisition. Favorable operating leases of entities acquired represent the present value of the excess of the current market rental over the contractual lease payments. Unfavorable operating leases of entities acquired represent the present value of the excess of the contractual lease payments over the current market rental. Such adjustments are amortized on a straight-line basis over the remaining term of the underlying lease, or 30 years, whichever is shorter. Favorable and unfavorable lease rights are reflected on the accompanying consolidated balance sheets in contract and lease rights and other liabilities, respectively.

     (k)  Property-Related (Losses) Gains, Net

     Net property-related gains and losses on the accompanying consolidated statements of earnings include (i) realized gains and losses on the sale of property and equipment, (ii) impairment of long-lived assets, and (iii) costs incurred to terminate existing parking facility leases prior to their contractual termination date.

     (l)  Impairment of Long-Lived Assets

     In accounting for the Company’s long-lived assets, other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Beginning October 1, 2001, the Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. Future events may impact these judgments and estimates.

     (m)  Income Taxes

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

     (n)  Pre-opening Expense

     The direct and incremental costs of hiring and training personnel associated with the opening of new parking facilities and the associated internal development costs are expensed as incurred.

     (o)  Per Share and Share Data

     Basic net earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     (p)  Foreign Currency Translation

     The financial position and results of operations of the Company’s foreign subsidiaries and equity method joint ventures are measured using local currency as the functional currency. Translation adjustments arising from the differences in exchange rates from period to period are generally included in the currency translation adjustment in shareholders’ equity.

     (q) Fair Value of Financial Instruments

     The Company discloses the fair values of financial instruments for which it is practicable to estimate the value. Fair value disclosures exclude certain financial instruments such as trade receivables and payables when carrying values approximate the fair value. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of September 30. Book value approximates fair value for substantially all of the Company’s assets, liabilities and derivatives that fall under the fair value disclosure requirements.

     (r)  Stock Option Plan

     The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

     (s)  Business Concentrations

     Approximately 42% of the Company’s total revenues for fiscal year 2002, excluding reimbursement of management contract expenses, were attributable to parking and management contract operations geographically located in the northeastern area of the United States. See also Note 16.

     As of September 30, 2002, approximately 23% of the Company’s employees are subject to various collective bargaining agreements as members of unions.

     (t)  Risk Management

     The Company utilizes a combination of indemnity and self-insurance coverages, up to certain maximum losses for liability, health and workers’ compensation claims. The accompanying consolidated balance sheets reflect the estimated losses related to such risks. These policies have deductibles of up to $250,000 per occurrence, which must be met before the insurance companies are required to reimburse the Company for costs related to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels.

     (u)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     (v)  Derivative financial instruments

     The Company uses variable rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes it is prudent to limit the variability of its interest payments.

     To meet this objective, the Company enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. The purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under the interest rate cap agreements, the Company has the right to receive cash if interest rates increase above a specified level.

     The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. In June 2000, SFAS No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, was issued clarifying the accounting for derivatives under the new standard. On October 1, 2000, the Company prospectively adopted the provisions of SFAS No. 133 and SFAS No. 138, which resulted in the recording of a net transition loss of $380 thousand, net of related income taxes of $253 thousand, in accumulated other comprehensive loss. Under SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the statement of financial position. Prior to adoption of SFAS No. 133 and SFAS No. 138, the Company recorded interest rate cap instruments at cost and amortized these costs into interest expense over the terms of the cap agreements. Amounts received under the cap agreements were recorded against interest expense. Amounts paid or received under the swap agreements were recorded as increases or decreases to interest expense. The adoption of SFAS No. 133 and SFAS No. 138 resulted in the Company reducing derivative instrument assets by $280 thousand and recording $353 thousand of derivative instrument liabilities.

     At September 30, 2002, the Company’s derivative financial instruments consisted of three interest rate cap agreements with a combined notional amount of $75 million and two interest rate swaps with a combined notional amount of $38 million. The derivative financial instruments are reported at their fair values, and are included as other assets and other liabilities, respectively, on the face of the balance sheet. The following table lists the fair value of each type of derivative financial instrument (amounts in thousands):

	September 30, 2002	September 30, 2001

Derivative instrument assets:
Interest rate caps	$5	$63

Derivative instrument liabilities:
Interest rate swaps	$3,043	$2,975

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

     (w)  Newly Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company is required to adopt the provisions of SFAS No. 143 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material effect on the Company’s financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale. SFAS No. 144 also resolves certain implementation issues associated with SFAS No. 121 by providing guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishing criteria for when a long-lived asset is held for sale and prescribing the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The Company will adopt SFAS No. 144 for the quarter ending December 31, 2002. Management does not expect such adoption to have a material impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other

Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not expect this statement to have a material impact on the Company’s consolidated financial statements.

     (x)  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Business Combinations

     USA Parking Systems

     On October 1, 2001, the Company purchased substantially all of the assets of USA Parking Systems, Inc. for $11.5 million in cash. The purchase included 61 management and lease contracts located primarily in south Florida and Puerto Rico. The fair value of the assets acquired as of the acquisition date was as follows (in thousands):

Tangible assets	$2,779
Noncompete agreement	175
Trade name	100
Contract rights	8,475

Net assets acquired	$11,529

     The tangible assets primarily consisted of accounts receivable and parking equipment. The noncompete agreement is with the seller, who is now employed by the Company. The duration of the agreement extends five years beyond the seller’s termination of such employment and will begin to be amortized when such termination occurs. The trade name is included as goodwill and is not subject to amortization. The contract rights are amortized over 15 years, which is the average estimated life of the contracts including future renewals. The purchase agreement also contained an incentive provision whereby the seller may receive an additional payment of up to $2.3 million based on the earnings of USA Parking for the twelve months ended March 31, 2004. The incentive provision is not conditional upon employment. Any amounts owed under this incentive provision will be recorded as goodwill in the period payment is made.

     Universal Park Holdings

     On October 1, 2001, the Company purchased 100% of the common stock of Universal Park Holdings (“Universal”) for $535 thousand. Universal provides fee collection and related services for state, local and national parks and had contracts to provide these services to six parks in the western United States as of the acquisition date. The purchase price included $385 thousand paid in cash at closing and a $150 thousand commitment to be paid after one year, contingent upon retention of acquired contracts. Any amounts owed under this contingent provision will be recorded as goodwill in the period payment is made. The purchase resulted in goodwill of $646 thousand, which is not deductible for tax purposes. This acquisition expanded the Company’s presence in the municipal, state and national parks market.

     Lexis Systems, Inc.

     On October 1, 2001, the Company purchased a 70% interest in Lexis Systems, Inc. (“Lexis”) for $350 thousand in cash. Lexis manufactures and sells automated pay stations used primarily for parking facilities. The purchase resulted in goodwill of $134 thousand, which is not deductible for tax purposes. The Company intends to use the automated pay stations in its existing parking operations as well as for sale to other parking operators.

     Park One of Louisiana, LLC

     On January 1, 2002, the Company purchased certain assets and liabilities of Park One of Louisiana, LLC, for $5.6 million in cash. The purchase included 24 management and 17 lease contracts located in New Orleans, Louisiana. The fair value of the assets acquired as of the acquisition date was as follows (in thousands):

Tangible assets	$491
Contract rights	5,864
Liabilities assumed	(805)

Net assets acquired	$5,550

     The tangible assets purchased and liabilities assumed consist primarily of management accounts receivable and management accounts payable, respectively. The contract rights will be amortized over 15 years, which is the estimated life of the contracts, including anticipated future renewals.

     Pro forma results for fiscal year 2002, 2001 and 2000 are not presented as the impact of acquisitions to reported results are not significant.

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

     Lease rights

     In January 2002, the Company purchased the lease rights for three locations in New York City for $16.4 million in cash. The lease rights are being amortized over the remaining terms of the individual lease agreements, which range from 10 to 30 years. Previously, the Company had operated each of these locations under an agreement entered into in September 1992. The 1992 agreement, which terminates in August 2004, initially covered approximately 80 locations; however, all but seven of these locations had been renegotiated with extended terms or terminated as of September 30, 2002. The Company intends to enter into negotiations to extend the terms of these remaining locations prior to the termination of the existing agreement. There can be no assurance that these locations will be renewed or, if renewed, that the new agreements will not have substantially different terms.

     The Company is entitled to receive a termination fee, as defined in the agreement, as the third party disposes of certain properties or renegotiates the lease agreements. The termination fee is based on the earnings of the location and the remaining duration of the agreement. During the year ended September 30, 2002, the Company received $8.4 million in termination fees related to the three locations described above and two additional locations which were disposed of during the period. These amounts have been recorded as deferred rent and will be amortized through August 2004 to offset the guaranteed rent payments due under the original agreement.

(3) Notes Receivable

     In connection with the acquisition of Kinney in February 1998, the Company acquired a note receivable from the City of New York (the “City”) related to two parking garages which were built on behalf of the City. The Company also has a long-term management agreement to operate the parking garages. Amounts advanced for the construction of the garages were recorded as a note receivable and are being repaid by the City in monthly installments of $156 thousand, including interest at a fixed rate of 8.0%, through December 2007. At September 30, 2002, the total of the note receivable was $8.4 million.

     In June 1997, Allright loaned the limited partner of Edison $16.5 million in connection with Allright’s acquisition of its general partnership interest in Edison. In conjunction with the merger of Allright and Central Parking, the partnership agreement was restructured and an additional $9.9 million was advanced to the limited partner. The amended note receivable totals $26.4 million and bears interest at a fixed rate of 10%. The note matures June 1, 2006 and is secured by a pledge of, and security interest in, the limited partner’s partnership interest in Edison.

     In connection with the Allright merger, the Company acquired a mortgage note of $2.5 million, bearing interest at a fixed rate of 7.7%, from a partnership which is secured by a parking garage and rental assignments. The loan is a balloon note which matures in August 2010.

     In connection with the acquisition of Allied in October 1998, the Company obtained notes receivable totaling $4.9 million, secured by an assignment of rents from the properties being leased. The notes are payable monthly and bear interest at a fixed rate of 7.0%.

     The remainder of the notes receivable consist of notes ranging from $1 thousand to $2.5 million at the end of fiscal year 2002, and notes ranging from $3 thousand to $3.1 million at the end of fiscal year 2001. The notes bear interest at fixed rates ranging from 7% to 12% at the end of fiscal year 2002.

(4) Property, Equipment and Leasehold Improvements

     A summary of property, equipment and leasehold improvements and related accumulated depreciation and amortization is as follows (in thousands):

	September 30,

	2002	2001

Leasehold improvements	$47,367	$43,775
Buildings and garages	80,766	72,814
Operating equipment	73,361	63,401
Furniture and fixtures	5,812	5,250
Equipment operated under capital leases	2,935	3,140
Aircraft	4,355	4,250

	214,596	192,630
Less accumulated depreciation and amortization	79,171	66,047

	135,425	126,583
Land	299,308	288,822

Property, equipment and leasehold improvements, net	$434,733	$415,405

     Depreciation expense of property, equipment and leasehold improvements was $22.5 million, $21.7 million and $23.2 million, respectively, for the fiscal years ended September 30, 2002, 2001 and 2000.

(5) Goodwill and Amortizable Intangible Assets

     As of September 30, 2002, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Amortizable intangible assets
Contract and lease rights	$148,164	$(39,758)	$108,406
Noncompete agreements	2,075	(1,684)	391

Total	$150,239	$(41,442)	$108,797

     Amortization expense related to the contract and lease rights was $10.5 million, $8.7 million and $8.2 million, respectively, for the years ended September 30, 2002, 2001 and 2000. Amortization expense related to noncompete agreements was $0.4 million, $0.6 million and $0.6 million, respectively, for the years ended September 30, 2002, 2001 and 2000, respectively.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of an accounting change. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company adopted the provisions of SFAS No. 141 immediately. For the Company, SFAS No. 142 had to be adopted by October 1, 2002, but could be adopted earlier. The Company elected early adoption of SFAS No. 142 as of October 1, 2001. SFAS No. 142 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior business combination and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. With the adoption of SFAS No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in business combinations and has determined that no amortization period adjustments are required. As of September 30, 2002, the Company has not identified any intangible assets with indefinite useful lives, other than goodwill.

     The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company is structured into geographical segments. Each segment consists of several cities which report to a single senior vice president. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers each city to be a separate reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company performed the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The reporting unit’s fair value was determined by a third party appraisal. The Company completed the transition process and recorded as a cumulative effect of an accounting change a charge of $9.3 million (net of an income tax benefit of $28 thousand) related to business units in Chicago and New Jersey as of October 1, 2001.

     As of September 30, 2001, the Company’s unamortized goodwill amounted to $250.6 million and unamortized identifiable intangible assets amounted to $88.1 million, all of which were subject to the transition provisions of SFAS No. 142. The effects of adoption of SFAS No. 142 on results of operations for the years ended September 30, 2002, 2001 and 2000 are as follows (in thousands, except per share data):

	Year ended September 30,

	2002	2001	2000

Reported net earnings	$33,768	$25,853	$36,439
Add back: Goodwill amortization, net of tax	—	10,879	10,924

Pro forma net earnings	$33,768	$36,732	$47,363

Basic earnings per share:
Reported net earnings	$0.94	$0.72	$1.00
Goodwill amortization	—	0.31	0.30

Pro forma net earnings	$0.94	$1.03	$1.30

Diluted earnings per share:
Reported net earnings	$0.93	$0.72	$0.99
Goodwill amortization	—	0.30	0.30

Pro forma net earnings	$0.93	$1.02	$1.29

     In accordance with SFAS No. 142, the Company assigned its goodwill to its various reporting units. The following table reflects this assignment by reported segment as of October 1, 2001, and the changes in the carrying amounts for the year ended September 30, 2002 (in thousands):

	One	Two	Three	Four	Five	Six	Other	Total

Balance as of September 30, 2001	$5,829	$194,784	$13,227	$831	$5,660	$30,299	$—	$250,630
Impaired upon adoption of SFAS 142 as of October 1, 2001	—	(6,636)	—	(214)	(2,519)	—	—	(9,369)
Acquired during the period	646	—	—	—	—	—	234	880

Balance as of September 30, 2002	$6,475	$188,248	$13,227	$617	$3,141	$30,299	$234	$242,141

(6) Property-Related (Losses) Gains, Net

     The Company routinely disposes of owned properties due to various factors, including economic considerations, unsolicited offers from third parties and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. Additionally, during the year ended September 30, 2000, the Company divested certain owned and leased parking facilities pursuant to a settlement agreement with the Antitrust Division of the United States Department of Justice (the “DOJ”) in connection with the merger with Allright.

     All assets disposed of during the years ended September 30, 2002, 2001 and 2000 were held for use at the time of disposal. A summary of property-related pretax gains and losses for the years ended September 30, 2002, 2001 and 2000 is as follows (in thousands):

	Years Ended September 30,

	2002	2001	2000

Net gains on sale of property	$5,162	$8,816	$6,129
Impairment charges for property, equipment and leasehold improvements	(2,962)	(2,817)	(729)
Impairment charges for intangible assets	(6,959)	(5,517)	(4,080)
Net gain on sale of partnership interests	3,853	—	—
Lease termination costs	—	(7,737)	(385)

Total property related (losses) gains, net	$(906)	$(7,255)	$935

     On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC (“Civic”) for $18.4 million. The transaction resulted in a pre-tax gain of $3.9 million which is included as a property-related gain for the year ended September 30, 2002. Additionally, the Company recognized $5.2 million of pre-tax gains on sales of property during the year, primarily from the condemnation of a property in Houston. These gains were offset by impairment charges of $9.9 million, comprised of $3.0 million of leasehold improvements, $2.3 million of contract and lease rights and $4.6 million of key money. Impairment charges were the result of condemnations of $1.6 million as well as impairment charges of $8.3 million for locations, primarily in New York City, where the discounted projected future cash flows no longer supported the carrying value of the assets.

     Included in net gains on sale of property for fiscal year 2001 is a $250 thousand loss for environmental costs related to a property previously owned by the Company. The Company recorded impairment charges of $8.3 million in fiscal year 2001, including $5.5 million attributable to properties where the carrying value of goodwill, contract rights and lease rights was no longer supportable by discounted projected future cash flows, and $2.8 million related to equipment and leasehold improvements. Of these impairment charges, $3.4 million related to properties in New York, $2.8 million in San Francisco, $0.7 million in New Jersey and the remaining $1.4 million in various other locations. The Company also incurred $7.7 million of costs to exit unfavorable lease agreements.

     Impairment charges recognized in fiscal year 2000 include $3.3 million attributable to assets subsequently disposed of during the year. These impairment charges were derived using estimates of net realizable values. The remaining $1.5 million impairment charge was attributable to assets held for use, and was based on estimated fair value using estimated cash flows of the applicable parking facility discounted at the Company’s average cost of funds.

(7) Investment in and Advances to Partnerships and Joint Ventures

     The following tables reflect the financial position and results of operations for the partnerships and joint ventures as of September 30, 2002 and 2001, and for each of the years in the three-year period ended September 30, 2002 (in thousands). Aggregate fair value of investments is not disclosed as quoted market prices are not available.

	Investment		Advances
	(Accumulated Losses)		to Partnerships
	in Partnerships and		and Joint
	Joint Ventures		Ventures

	2002	2001	2002	2001

Civic Parking, LLC	$—	$15,194	$—	$—
Commerce Street Joint Venture	(1,137)	(1,041)	525	607
Larimer Square Parking Associates	1,019	986	1,234	1,576
Lodo Parking Garage, LLC	1,141	1,102	—	—
CPS Mexico, Inc.	5,369	3,869	—	2,701
Other	3,056	3,610	1,629	2,100

	$9,448	$23,720	$3,388	$6,984

	Equity in Partnership and			Joint Venture
	Joint Venture Earnings			Debt

	2002	2001	2000	2002	2001

Civic Parking, LLC	$1,270	$1,893	$2,068	$—	$57,623
Commerce Street Joint Venture	514	455	658	6,308	6,440
Larimer Square Parking Associates	295	248	239	2,329	2,648
Lodo Parking Garage, LLC	103	201	269	—	—
CPS Mexico, Inc.	1,501	1,261	991	7,976	4,935
Capital Commons	—	170	5,417	—	—
Other	284	847	618	—	—

	$3,967	$5,075	$10,260	$16,613	$71,646

     (a)  Civic Parking, LLC

     The Company sold its 50% joint venture ownership in Civic Parking LLC (“Civic”) in January 2002. The partnership owned four parking garages and retail space in St. Louis, Missouri. The Company’s results of operations include 50% of the net earnings of Civic for the periods presented prior to the disposal date.

     (b)  Commerce Street Joint Venture

     The Company has a 50% interest in a joint venture that owns a parking complex in Nashville, Tennessee. The complex consists of the original parking garage and retail space (the “Original Facility”) and an addition to the parking garage (the “Addition”) constructed several years after the completion of the Original Facility.

     The joint venture financed the Original Facility with industrial development bonds in the original principal amount of $8.6 million (the “Series A Bonds”) issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the “Metro IDB” or “Issuer”) in 1984. The Metro IDB holds title to the Original Facility, which it leases to the joint venture under a lease expiring in 2014. The lease of the Original Facility obligates the venture to make lease payments corresponding to principal and interest payable on Series A Bonds and provides the venture with an option to purchase the Original Facility at any time by paying the amount due under the Series A Bonds and making a nominal purchase payment to the Metro IDB. In 1994, the Issuer, at the request of the Company, issued Series 1994 Bonds in the amount of $6.7 million and applied the proceeds to refunding of the 1984 Bonds.

     In June 2002, the Issuer, at the request of the Company issued $4.8 million of Series 2002A variable rate revenue refunding bonds and $0.3 million of Series 2002B Federally-taxable revenue refunding bonds (collectively, the “Bonds”). The series 2002A Bonds mature on January 1, 2014 and the Series 2002B Bonds mature on January 1, 2003. The Bonds require monthly interest payments. The proceeds of the Bonds were used to repay the 1994 Bonds. As of September 30, 2002, the Series 2002A Bonds had a variable rate of 1.88% and the Series 2002B Bonds had a fixed rate of 4.00%. The 2002A Bonds are subject to a mandatory sinking fund redemption beginning January 1, 2004 and on each January 1 thereafter.

     (c)  Larimer Square Parking Associates

     The Company owns a 50% interest in a joint venture that owns a parking complex in Denver, Colorado. The complex, which was completed in February 1996, was constructed and financed by the joint venture partners. The Company invested

$991 thousand in the joint venture and loaned the joint venture $1.1 million in the form of a construction note, bearing interest at a fixed rate of 9.5%, which was converted to a term note in August 1996, following completion of the project. An additional $1.4 million was loaned by the Company which will be repaid through sales tax and property tax revenues by the Denver Urban Renewal Authority at a fixed interest rate of 10%. The Company manages the parking facility for the venture.

     (d)  Lodo Parking Garage, LLC

     In March 1995, the Company acquired a 50% interest in a joint venture which owns a parking complex in Denver, Colorado. The Company invested $1.4 million in the joint venture and manages the parking facility for the joint venture.

     (e)  CPS Mexico, Inc.

     The Company holds a 50% interest in a Mexican joint venture which manages and leases various parking structures in Mexico. The Company also has loaned $8.0 million and $2.7 million at September 30, 2002 and 2001, respectively, to the affiliate. These loans bear interest at fixed rates ranging from 10% to 12% and are included in current portion of notes receivable on the Company’s balance sheet at September 30, 2002. In October 2002, the Mexican joint venture refinanced its debt, resulting in the Company receiving $6.4 million in loan repayments.

     (f)  Capital Commons

     The Company held a 50% limited partnership interest in this partnership. In fiscal year 2000, the Company recorded to equity in partnership and joint venture earnings a $5 million gain due to the sale of a property by Capital Commons. The partnership was terminated subsequent to this transaction. In fiscal year 2001, $170 thousand, which was previously escrowed to cover certain legal fees incurred as part of the property sale, was returned to the Company, resulting in the recognition of an additional gain for that amount.

(8) Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consisted of the following (in thousands):

	As of September 30,

	2002	2001

Credit Facility
Term note payable	$75,000	$125,000
Revolving credit facility	146,500	113,000
Other notes payable	35,221	16,859
Capital lease obligations	3,695	7,363

Total	260,416	262,222
Less: current maturities of long-term obligations	(53,318)	(53,337)

Total long-term obligations	$207,098	$208,885

     In March 1999, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility, including a sub-limit of $40 million for stand-by letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company’s Credit Facility was $221.5 million with a weighted average interest rate of 3.2% as of September 30, 2002, including the principal amount of the term loan of $75.0 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $24.4 million at September 30, 2002, which is net of $29.1 million of stand-by letters of credit. On February 14, 2000, the Company entered into an amendment and restatement to the Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement required the Company to pay an amendment fee of $681 thousand, which is being amortized over the life of the Credit Facility. Interest rates were not affected by this amendment.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios and net worth, limit the amount of dividends paid and restrict further indebtedness, stock repurchases and certain transactions such as asset dispositions. The two primary ratios are a leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. The grid-based interest rate margin is based upon the Company achieving certain financial ratios. The Company was in compliance with these financial covenants as of September 30, 2002; however, there can be no assurance that the Company will be in compliance with one or more of these covenants in future quarters.

     The Credit Facility matures in March 2004. The Company has begun discussions related to replacing the Credit Facility and continues to evaluate various financing alternatives as it seeks to optimize the rate, duration and mix of its debt. The interest rates under any new borrowing arrangement would likely increase as compared to the interest rates in the Credit Facility considering the current credit markets. Additionally, any new borrowing arrangement could impose additional covenants and restrictions.

     The Company is required under the Credit Facility to enter into certain interest rate protection agreements designed to fix interest rates on variable rate debt and reduce the Company’s cash flow exposure to fluctuations in interest rates. On October 27, 1999, the Company entered into a $25 million interest rate swap for a term of four years, cancelable after two years at the option of the counterparty, under which the Company pays to the counterparty a fixed rate of 6.16%, and the counterparty pays to the Company a variable rate equal to LIBOR. The transaction involved an exchange of fixed rate payments for variable rate payments and does not involve the exchange of the underlying nominal value. On March 31, 2000, June 29, 2000, and again on September 29, 2000, the Company entered into $25 million interest rate cap agreements. The rate is 8.0% for the first two cap agreements and 8.5% for the last cap agreement and each has a term consistent with that of the Credit Facility. The Company paid a total of $646 thousand for the three $25 million cap agreements.

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

     On March 15, 2000, a limited liability company (“LLC”) of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. The note is collateralized by the parking facility. The $13.0 million remaining principal balance at September 30, 2002 will be due at the end of the five-year loan term. To hedge the Company’s cash flow exposure to interest rate fluctuations, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% and an effective monthly principal and interest payment of approximately $108 thousand for the five-year period. The Company guaranteed $1 million of the debt. The remainder of the purchase price was financed from borrowings from the Credit Facility.

     The Company also has several notes payable outstanding totaling $4.9 million at September 30, 2002. These notes are secured by real estate and equipment and bear interest at fixed rates ranging from 6.5% to 10.0%.

     Future maturities under long-term debt arrangements, including capital lease obligations, are as follows (in thousands):

Year Ending
September 30,

2003	$53,318
2004	174,124
2005	13,614
2006	657
2007	17,943
Thereafter	760

$260,416

     In connection with the Kinney acquisition, the Company assumed an agreement whereby a parking structure and the corresponding land upon which it sits are leased under a long-term arrangement. The parking structure is accounted for as a capital lease, and the underlying land is accounted for as an operating lease. The original agreement called for lease payments over a twenty-year term at a 17.4% interest rate. In connection with purchase accounting, the carrying value of the related obligation was recorded at fair value. The carrying amount of the capital lease obligation at September 30, 2002 was $2.7 million, bearing interest at a rate of 8.0% per annum and requiring monthly payments of approximately $177,000. The operating lease requires a payment of approximately $183,000 per month. The lease agreements run through December 2003.

(9) Convertible Trust Issued Preferred Securities Offerings

     On March 18, 1998, the Company created Central Parking Finance Trust (“Trust”) which completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities (“Preferred Securities”) pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Preferred Securities represent preferred undivided beneficial interests in the assets of Central Parking Finance Trust, a statutory business trust formed under the laws of the State of Delaware. The Company owns all of the common securities of the Trust. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures (“Convertible Debentures”) of the Company due 2028. The net proceeds to the Company from the Preferred Securities private placement were $106.5 million. Each Preferred Security is entitled to receive cumulative cash distributions at an annual rate of 5.25% (or $1.312 per share) and will be convertible at the option of the holder thereof into shares of Company common stock at a conversion rate of 0.4545 shares of Company common stock for each Preferred Security (equivalent to $55.00 per share of Company common stock), subject to adjustment in certain circumstances. The Preferred Securities prohibit the payment of dividends on Central Parking common stock if the quarterly distributions on the Preferred Securities are not made for any reason. The Preferred Securities do not have a stated maturity date but are subject to mandatory redemption upon the repayment of the Convertible Debentures at their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures.

     The Company’s consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of subsidiary holding solely parent debentures.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required that all gains and losses on extinguishment of debt be classified as an extraordinary item, net of tax, on the face of the income statement. The statement is effective for all fiscal years beginning after May 15, 2002, but may be adopted earlier. The Company adopted this statement in the third quarter of fiscal year 2002, retroactive to October 1, 2001. Prior periods have been reclassified to conform to the new presentation. The other provisions of SFAS No. 145 are not expected to have a material effect on the Company’s financial statements.

     On June 28, 2002, the Company repurchased 138,800 shares of its Preferred Securities for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of its Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Preferred Securities for $10.0 million. For the year ended September 30, 2002, these transactions resulted in a reduction of $31.9 million of the outstanding balance of the Preferred Securities and pre-tax gains of $9.2 million, net of writedowns of a proportionate share of the related deferred finance costs of $0.9 million. Gains on the early extinguishment of debt were previously reported as extraordinary items, net of tax, in the Company’s statement of earnings, but are now classified as a separate component of other income as a result of the adoption of SFAS No. 145. All similar prior period gains have been reclassified to conform to the new presentation.

(10) Shareholders’ Equity

     The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended			Year Ended			Year Ended
	September 30, 2002			September 30, 2001			September 30, 2000

	Income	Common	Per	Income	Common	Per	Income	Common	Per
	Available	Shares	Share	Available	Shares	Share	Available	Shares	Share
	($000's)	(000's)	Amount	($000's)	(000's)	Amount	($000's)	(000's)	Amount

Basic earnings per share before cumulative effect of accounting changes	$43,109	35,849	$1.20	$26,111	35,803	$0.73	$36,439	36,365	$1.00
Effects of dilutive stock and options:
Stock option plan and warrants	—	362	(0.01)	—	104	—	—	186	(0.01)
Restricted stock plan	—	—	—	—	108	—	—	184	—

Diluted earnings per share before cumulative effect of accounting changes	$43,109	36,211	$1.19	$26,111	36,015	$0.73	$36,439	36,735	$0.99

     Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company’s restricted stock plan and deferred compensation agreement, because under the related agreements the holders of restricted stock will forfeit such shares if certain employment or service requirements are not met. The effect of the conversion of the company-obligated mandatorily redeemable convertible securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities were anti-dilutive for all periods. At September 30, 2002 and 2001, such securities were convertible into 1,419,730 and 2,000,000 shares of common stock. Options to acquire 517,695, 1,847,727 and 992,352 shares of common stock were excluded from the 2002, 2001 and 2000 diluted earnings per share calculations because they were anti-dilutive.

(11) Operating Lease Commitments

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

     Future minimum rental commitments under operating leases and subleases are as follows (in thousands):

Year Ending	Fixed	Sub-rental	Net
September 30,	Rent	Income	Rent

2003	$223,401	$3,473	$219,928
2004	182,859	2,725	180,134
2005	158,525	2,305	156,220
2006	132,880	1,875	131,005
2007	114,382	1,653	112,729
Thereafter	490,593	2,174	488,419

Total future operating lease commitments	$1,302,640	$14,205	$1,288,435

     Rental expense for all operating leases, along with offsetting rental income from subleases were as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Rentals:
Minimum	$249,992	$239,894	$249,859
Contingent	64,000	69,276	74,547

Total rent expense	313,992	309,170	324,406
Less sub-lease income	(16,096)	(15,011)	(13,289)

Total rent expense, net	$297,896	$294,159	$311,117

(12) Income Taxes

     Income tax expense (benefit) consists of the following (in thousands):

	Year Ended September 30,

	2002	2001	2000

Current:
Federal	$21,333	$20,827	$23,697
Jobs credit, net of federal tax benefit	(417)	(283)	(325)

Net federal current tax expense	20,916	20,544	23,372
State	2,733	4,184	911
Non-U.S	2,253	1,734	1,431

Total current tax expense	25,902	26,462	25,714

Deferred:
Federal	(1,287)	(3,871)	(2,409)
State	(452)	(3,479)	(157)

Total deferred tax expense	(1,739)	(7,350)	(2,566)

Total income tax expense from continuing operations	$24,163	$19,112	$23,148

     Total income taxes are allocated as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Income tax expense from continuing operations	$24,163	$19,112	$23,148
Shareholders’ equity for unrealized loss on fair value of derivatives for financial reporting purposes	21	(1,341)	—
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(414)	(230)	(850)
Cumulative effect of accounting changes	(28)	(171)	—

Total income taxes	$23,742	$17,370	$22,298

     Provision has not been made for U.S. or additional foreign taxes on approximately $25.5 million, $23.1 million and $19.7 million at September 30, 2002, 2001 and 2000, respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.

     A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings before income taxes, minority interest and cumulative effect of accounting changes is summarized as follows (in thousands):

	Year Ended September 30,

	2002		2001		2000

U.S. Federal statutory rate on earnings before income taxes, minority interest and cumulative effect of accounting changes	$25,251	35.0%	$17,314	35.0%	$22,087	35.0%
State and city income taxes, net of federal tax benefit	1,483	2.1	458	0.9	1,316	2.1
Jobs credits, net of federal tax benefit	(417)	(0.6)	(283)	(0.6)	(325)	(0.5)
Non-deductible goodwill amortization	—	—	3,507	7.1	3,507	5.6
Non-deductible merger costs	—	—	—	—	88	0.1
Reduction of valuation allowance	—	—	—	—	(1,527)	(2.4)
Tax effect of minority interest	(1,636)	(2.3)	(1,486)	(3.0)	(1,231)	(2.0)
Other	(518)	(0.7)	(398)	(0.8)	(767)	(1.2)

Income tax expense from continuing operations	$24,163	33.5%	$19,112	38.6%	$23,148	36.7%

     Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,

	2002	2001

Deferred tax assets:
Net operating loss carry forwards	$20,104	$20,543
Deferred and capitalized expenses	8,124	8,331
Deferred compensation expense	5,667	5,313
Impairment of assets	4,846	1,863
Accrued expenses and reserves	1,629	1,862
Temporary differences related to Edison and its management contracts	6,160	5,460
Unrecognized loss on fair value of derivative instruments	1,320	1,341
Capitalized leases	448	1,174
Deductible goodwill	684	1,147
Other	1,772	1,172

Total gross deferred tax assets	50,754	48,206

Deferred tax liabilities:
Property, equipment and leasehold improvements due to differences in depreciation and purchase business combinations	(41,698)	(43,466)
Deferred tax gain on sales of properties	(6,798)	(3,943)
Other	(732)	(1,016)

Total gross deferred tax liabilities	(49,228)	(48,425)
Valuation allowance on net operating loss carry forwards	(15,279)	(15,279)

Net deferred tax liabilities	$(13,753)	$(15,498)

     As of September 30, 2002, the Company has federal net operating loss carry forwards of approximately $40.1 million and state and city net operating loss carry forwards of approximately $95.7 million which expire between 2003 and 2017. The ability of the Company to fully utilize these net operating losses is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in determining the deferred tax asset valuation allowance shown above. Based on prior taxable income, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance has been provided for net operating loss carry forwards for which recoverability is deemed to be uncertain.

(13) Employee Benefit Programs

     (a)  Stock Plans

     In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under this plan, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares have been reserved for issuance under these two plans combined. Options representing 4,650,684 shares are outstanding under the stock option plan at September 30, 2002. Options are granted with an exercise price equal to the fair market value at the date of grant, generally vest over a three- to four-year period and generally expire ten years after the date of grant. At September 30, 2002, 287,915 shares had been issued through the restricted stock plan. Expense related to the vesting of restricted stock is recognized by the Company over the vesting period.

     Under the restricted stock plan, the Company granted 3,325 shares and 2,632 shares with weighted average fair values on grant date of $19.02 per share and $18.45 per share during fiscal year 2002 and 2001, respectively.

     In August 1995, the Board of Directors and shareholders also approved a stock plan for directors. This plan provides for the grant, upon each director’s initial election, of options to purchase 11,250 shares at an exercise price equal to the fair market value at the date of grant to each non-employee director. In addition, each non-employee director who has served for a minimum of six months on the last day of each fiscal year will receive additional options to purchase 5,000 shares on that date. A total of 475,000 shares have been reserved for issuance under the plan. Options to purchase 219,500 shares are outstanding under this plan at September 30, 2002.

     The following table summarizes the transactions pursuant to the Company’s stock option plans for the last three fiscal years:

	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at September 30, 1999	1,357,046	$27.03
Granted	843,708	$21.26
Exercised	(248,924)	$12.51
Canceled	(225,926)	$33.08

Outstanding at September 30, 2000	1,725,904	$25.52
Granted	1,273,529	$19.67
Exercised	(79,897)	$12.00
Canceled	(619,205)	$30.02

Outstanding at September 30, 2001	2,300,331	$21.47
Granted	2,881,775	$17.94
Exercised	(131,745)	$15.00
Canceled	(180,177)	$23.45

Outstanding at September 30, 2002	4,870,184	$19.48

     During the third quarter of fiscal year 2001 the Company initiated and completed a stock option buyback and cancellation program. The Company repurchased 244,375 existing options from non-executive employees with exercise prices at or above $29.25 per share. The Company recognized approximately $100 thousand as compensation expense for the year ended September 30, 2001, related to the option repurchases.

     At September 30, 2002, 2001 and 2000, options to purchase 1,084,814, 717,160 and 739,499 shares of common stock, respectively, were exercisable at weighted average exercise prices of $22.77, $23.49 and $25.32, respectively.

     At September 30, 2002, information for outstanding options and options currently exercisable is as follows:

	Option Price Range Per Share

	$8.00	$12.33-$18.50	$18.80-$27.75	$29.25-$36.75	$45.50-$51.06

Options outstanding
Number of options	90,125	1,225,617	3,196,795	253,397	104,250
Weighted-average exercise price	$8.00	$15.66	$19.36	$31.21	$49.57
Weighted-average contractual lives	3.02 years	8.65 years	8.73 years	6.07 years	5.96 years
Options exercisable
Number of options	90,125	207,891	500,776	199,147	86,875
Weighted-average exercise price	$8.00	$14.61	$20.62	$31.74	$49.41

     The Company accounts for these plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, because such options are fixed awards, no compensation cost has been recognized. If compensation cost for these plans had been determined consistent with SFAS No. 123, Accounting for Stock-Based-Compensation, the Company’s net earnings and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended September 30,

	2002	2001	2000

As reported:
Net earnings (in thousands)	$33,768	$25,853	$36,439
Basic earnings per share	0.94	0.72	1.00
Diluted earnings per share	0.93	0.72	0.99
Pro Forma — SFAS 123
Net earnings (in thousands)	$27,557	$22,179	$33,800
Basic earnings per share	0.77	0.62	0.93
Diluted earnings per share	0.76	0.62	0.92

     The estimated weighted average fair value of the options granted was $11.35 for 2002 option grants, $10.51 for 2001 option grants and $12.03 for 2000 option grants, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of grant, weighted average volatility of 41% for fiscal year 2002, 67% for fiscal year 2001 and 70% for fiscal year 2000, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of six years for all grants.

     The Company also has an Employee Stock Purchase Plan which began on April 1, 1996, under which 450,000 shares of common stock have been reserved for issuance. The plan allows participants to contribute up to 10% of their normal pay (as defined in the Plan) to a custodial account for purchase of the Company’s common stock. Participants may enroll or make changes to their enrollment annually, and they may withdraw from the plan at any time by giving the Company written notice. Employees purchase stock annually following the end of the plan year at a price per share equal to the lesser of 85% of the closing market price of the Company’s common stock on the first or the last trading day of the plan year. At September 30, 2002, 383,209 shares had been purchased under this plan.

     (b)  Profit-Sharing and 401(k) Plan

     The Company has the Profit-Sharing and 401(k) Savings Plan that allows eligible participants to make pretax contributions, receive Company 401(k) match contributions and participate in discretionary Company profit-sharing contributions. Employees 18 years or older may participate in the Plan after one year of continuous service, if the employee was employed prior to reaching age 65. Participants’ contributions, Company 401(k) contributions and earnings thereon immediately vest. Company profit-sharing contributions vest after two years of continuous service at a rate of 20% per year so that participants are fully vested at the end of seven years. Company expense associated with this plan was $2.6 million, $2.2 million and $2.5 million in years 2002, 2001 and 2000, respectively.

     (c)  Incentive Compensation Agreements

     The Company has incentive compensation agreements with certain key employees. Participating employees receive an annual bonus based on profitability of the operations and other factors for which they are responsible. Incentive compensation expense is accrued during the year based upon management’s estimate of amounts earned under the related agreements. Incentive compensation under all such agreements was approximately $6.3 million, $6.5 million and $6.4 million in years 2002, 2001 and 2000, respectively.

     (d)  Deferred Compensation Agreements

     The Company has an employment agreement with its President of International Operations in which the officer is entitled to receive upon retirement 267,750 shares of common stock which were issued in 1995 under the Company’s restricted stock plan. The Company recorded $705 thousand of deferred compensation expense in its shareholders’ equity in fiscal year 1995, which was being amortized ratably over the remaining expected term of the officer’s employment. During fiscal year 2001 the agreement was amended to allow the officer to receive all of the shares if he were to leave the Company prior to his normal retirement date. Correspondingly, the Company transferred 267,750 shares of restricted common stock into a Rabbi Trust (the “Trust”) owned by the Company. The officer has no authority over the administration of the Trust. Transfer of these shares resulted in an increase in liabilities and a decrease in equity of $705 thousand, including recognition of the remaining deferred compensation expense of $335 thousand in fiscal year 2001, which represented the unamortized portion of the deferred compensation at the amendment date.

     The Company has a deferred compensation agreement that entitles the Chairman to receive annual payments of $500 thousand for a period of ten years following his termination, for any reason other than death, in exchange for a covenant not to compete. Thereafter, the officer is entitled to annual payments of $300 thousand until his death and, in the event his wife survives him, she is entitled to annual payments of $300 thousand until her death. The Company recognizes annual compensation expense pursuant to this agreement equivalent to the increase in the actuarially determined future obligation under the agreement. Compensation (benefit) expense associated with their agreements was approximately ($22) thousand, $591 thousand and $255 thousand in fiscal years 2002, 2001 and 2000, respectively. At September 30, 2002, the Company had recorded a liability of $4.0 million associated with this plan.

     Agreements with certain former key executives of Allright provide for aggregate annual payments ranging from $20 thousand to $144 thousand per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $9.2 million have been purchased to fund, as necessary, the benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $2.0 million and $1.9 million at September 30, 2002 and 2001, respectively, and is included in other non-current assets. The plan is a nonqualified plan and is not subject to ERISA funding requirements. Deferred compensation costs for 2002, 2001 and 2000 were $296 thousand, $121 thousand and $159 thousand, respectively. At September 30, 2002, the Company had recorded a liability of $6.1 million associated with this plan.

     (e)  Deferred Unit Plan

     On December 19, 1996, the Board of Directors approved the adoption of the Company’s Deferred Stock Unit Plan. Under the plan, certain key employees have the opportunity to defer the receipt of certain portions of their cash compensation, instead receiving shares of common stock following certain periods of deferral. The plan is administered by a committee, appointed by the board of directors of the Company consisting of at least two non-employee “outside” directors of the Company. The Company reserved 375,000 shares of common stock for issuance under the 1996 Deferred Stock Unit Plan. Participants may defer up to 50% of their salary. As of September 30, 2002, $2.1 million of compensation has been deferred under this plan.

     (f)  Restricted Stock Units

     The Company recorded compensation expense of $255 thousand during fiscal year 2002 related to restricted stock units granted under individual employment agreements with certain key executives. The Company recorded $765 thousand during fiscal year 2002 as a charge to stockholders’ equity related to these 40 thousand restricted stock units. This charge to stockholders’ equity will be amortized over the vesting period of the restricted stock units, which ranges from four to five years. Upon vesting, these restricted stock units will be settled by issuance of one share of the Company’s common stock for each restricted stock unit.

(14) Related Parties

     The Company leases two properties from an entity 50% owned by the Company’s chairman for $290 thousand per year for a 10-year term and pays percentage rent to the entity. Total rent expense, including percentage rent, was $268 thousand, $355 thousand and $434 thousand in 2002, 2001 and 2000, respectively. The Company will receive 25% of the gain in the event of a sale of these properties during the term of the lease pursuant to the lease agreements. Management believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated persons.

     In connection with the acquisition of Kinney, the Company entered into a consulting agreement with a director of the Company. The Company paid $200 thousand to the director pursuant to this agreement during fiscal year 2002. Additionally, the Company has entered into a limited partnership agreement with the same director whereby the director has agreed to seek new business opportunities in the form of leases and management contracts and renewals of existing leases and contracts as requested by the Company. During the fiscal years ended September 30, 2002, 2001 and 2000, the Company recognized expense of $221 thousand, $391 thousand and $220 thousand, respectively, in connection with this agreement.

     During fiscal year 2000, a former director of the Company exercised a purchase option on a property owned by the Company. The purchase price was $8.3 million. The Company recognized a gain of $2.7 million in connection with the sale of the property.

(15) Contingencies

     The Company entered into a partnership agreement effective June 1, 2000, to operate certain locations in Puerto Rico. The Company is the general partner. The partners entered into an option agreement on that date whereby the other partner has the option to sell its partnership interest to the Company during the period from May 1, 2003 to November 30, 2003. If the other partner does not exercise its option, then the Company has an option to purchase the other partner’s interest during the period from May 1, 2004 to October 31, 2004. The agreed upon purchase price under both of these options is approximately $14.3 million, backed by a letter of credit provided by the Company’s Chairman. The Company believes that it is probable that one of these options will be exercised during fiscal year 2003 and, accordingly, has included this commitment on its balance sheet in accrued expenses as of September 30, 2002. The commitment was classified in other liabilities at September 30, 2001.

     The Company is a defendant in a lawsuit brought by Texas Gulf Bank and other trustees and individuals on behalf of the owners of an undivided interest in a undeveloped city block in downtown Houston that was leased to a subsidiary of Allright. Allright leased the block as a parking lot under a series of leases from 1985 to 2000 under which Allright was obligated to pay base rent plus a percentage of revenues above a specified threshold level. Plaintiffs have alleged substantial underpayment of percentage rent under the lease as a result of theft and fraud. Plaintiffs have asserted causes of action for breach of contract, conversion, common law fraud, fraud in the inducement and fraudulent concealment. Based on the most recent court filings, the plaintiffs are seeking compensatory damages of approximately $12 million plus approximately $4 million in attorney’s fees. In addition, plaintiffs are seeking punitive damages in an unspecified amount. The compensatory damages being sought by the plaintiffs include approximately $650,000 in underpaid revenues and $1.2 million in interest, fees and expenses for the 1996 to 2000 lease period; and approximately $1.5 million in underpaid revenues and $8.4 million in interest, fees and expenses for the 1985 to 1996 lease period. In an attempt to settle the case, the Company paid during fiscal year 2002 approximately $650 thousand into the court registry. The owner of approximately 15% of the lot settled her interest in the lawsuit earlier this year. However, efforts to settle with the owners of the remaining 85% have been unsuccessful to date, and there can be no assurance the Company will be able to settle with the remaining owners on terms favorable to the Company. The suit, which was filed in June 2001, is pending in the 270th Judicial District Court in Harris County, Texas. Plaintiffs have requested a jury trial. The case currently is scheduled for trial in February 2003.

     The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims, other than the Houston lawsuit discussed above, will not have a material adverse effect on the financial position, operations, or liquidity of the Company. The Company maintains liability insurance coverage for individual claims in excess of various dollar amounts, subject to annual aggregate limits. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels.

(16) Business Segments

     The Company’s business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain and Ireland. The Company also conducts business through joint ventures in Mexico, Germany, Poland and Chile. Revenues attributable to foreign operations were less than 10% of consolidated revenues for each of fiscal years 2002, 2001 and 2000. In 2002, the United Kingdom and Canada account for 53.5% and 23.4% of total foreign revenues, respectively.

     A summary of information about the Company’s foreign and domestic operations is as follows (in thousands):

	Year Ended September 30,

	2002	2001	2000

Total revenues, excluding reimbursement of management contract expenses:
Domestic	$674,610	$662,167	$691,622
Foreign	42,338	42,992	39,307

Consolidated	$716,948	$705,159	$730,929

Operating earnings:
Domestic	$63,890	$59,230	$74,012
Foreign	6,281	4,767	5,010

Consolidated	$70,171	$63,997	$79,022

Earnings before income taxes, minority interest and cumulative effect of accounting changes
Domestic	$64,290	$43,081	$58,060
Foreign	7,856	6,388	5,047

Consolidated	$72,146	$49,469	$63,107

Identifiable assets:
Domestic	954,474	$954,041
Foreign	44,410	32,840

Consolidated	$998,884	$986,881

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating earnings by segment for the years ended September 30, 2002, 2001 and 2000 (in thousands) and identifiable assets as of September 30, 2002 and 2001. During fiscal year 2002, the Company realigned certain locations among segments. All prior years’ segment data has been reclassified to conform to the new segment alignment.

	Year Ended September 30,

	2002	2001	2000

Revenues (a):
Segment One	$75,691	$65,955	$69,480
Segment Two	298,251	305,485	311,657
Segment Three	100,072	100,486	113,641
Segment Four	54,878	55,841	55,049
Segment Five	86,274	89,100	92,547
Segment Six	77,866	76,927	79,213
Other	23,916	11,365	9,342

Total revenues	$716,948	$705,159	$730,929

Operating earnings:
Segment One	$3,192	$2,133	$4,072
Segment Two	21,763	13,587	30,565
Segment Three	11,509	11,600	10,812
Segment Four	7,350	7,097	5,211
Segment Five	9,468	9,186	11,130
Segment Six	7,240	6,586	7,386
Other	9,649	13,808	9,846

Total operating earnings	$70,171	$63,997	$79,022

	September 30,

	2002	2001

Identifiable assets:
Segment One	$20,473	$23,928
Segment Two	305,200	291,752
Segment Three	35,471	32,939
Segment Four	36,988	29,107
Segment Five	22,036	22,196
Segment Six	41,923	47,940
Other	536,793	539,019

Total assets	$998,884	$986,881

(a)	–	Excludes reimbursement of management contract expenses.

Segment One encompasses the western region of the United States and Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses Texas, Louisiana, Ohio and parts of Tennessee and Alabama.

Segment Four encompasses Florida, Puerto Rico, Europe, Central and South America

Segment Five encompasses the midwestern region of the United States, western Pennsylvania, western New York, and Canada, excluding Vancouver.

Segment Six encompasses the southeastern region of the United States, including Washington, D.C. and Baltimore.

Other encompasses the USA Parking and Lexis acquisitions, home office, eliminations, certain owned real estate and certain partnerships.

(17) Subsequent Events

     On October 7, 2002, the Company purchased a parking location in Baltimore, Maryland for approximately $16 million in cash.

     On November 1, 2002, the Company entered into a revolving credit note of $10 million. The revolving credit note is due February 28, 2003 and carries an interest rate of LIBOR plus 87.5 basis points. Proceeds of the note were used to provide additional working capital and for general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

Item 11. Executive Compensation

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

PART IV

Item 14. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1) and (2) Financial Statements and Financial Statement Schedules
Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8, are indexed on page 64.

(b)	(3) Exhibits The exhibits are listed in the Index to Exhibits which appears immediately following the signature page.

(c)	Reports on Form 8-K
On July 30, 2002 the Company filed a current report on form 8-K announcing its results for the quarter ended June 30, 2002, incorporating the text of a press release dated July 25, 2002.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

Amounts in thousands

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions (a)	Period

Allowance for Doubtful Accounts
Year ended September 30, 2000	$—	$300	$—	$—	$300
Year ended September 30, 2001	300	400	—	(226)	474
Year ended September 30, 2002	474	(26)	—	113	561
Deferred Tax Valuation Account
Year ended September 30, 2000	$17,364	$—	$—	$(2,085)	$15,279
Year ended September 30, 2001	15,279	—	—	—	15,279
Year ended September 30, 2002	15,279	—	—	—	15,279

(a)	–	Writeoffs, net of recoveries

CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule IV — Mortgage Loans on Real Estate

Principal Amount
		Final	Periodic		Face	Carrying	of Loans Subject
	Interest	Maturity	Payment	Prior	Amount of	Amount of	to Delinquent Principal
Description	Rate	Date	Terms	Liens	Mortgage	Mortgage	or Interest

Mortgage note secured by parking garages	1-month LIBOR + 1.625% with swap to convert to fixed rate at 8.91%	3/15/05	$108,250/month (including swap) with balance of $12,691,671 due at maturity	None	$13,300,000	$13,029,605 at September 30, 2002	None

See accompanying independent auditor’s report.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL PARKING CORPORATION

Date: December 20, 2002	By:	/s/ Hiram A. Cox

Hiram A. Cox Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Monroe J. Carell, Jr. Monroe J. Carell, Jr.	Chairman Director

/s/ William J. Vareschi, Jr. William J. Vareschi, Jr.	Vice Chairman, Chief Executive Officer Director

/s/ James H. Bond James H. Bond	President of International Operations Director

/s/ Hiram A. Cox Hiram A. Cox	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Gary D. Willis Gary D. Willis	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ William S. Benjamin William S. Benjamin	Director

/s/ Cecil Conlee Cecil Conlee	Director

/s/ Lewis Katz Lewis Katz	Director

/s/ Edward G. Nelson Edward G. Nelson	Director

s/ William C. O’Neil, Jr. William C. O’Neil, Jr.	Director

/s/ Richard H. Sinkfield Richard H. Sinkfield	Director

/s/ Julia Carell Stadler Julia Carell Stadler	Director

CERTIFICATION

I, William J. Vareschi, Jr., certify that:

1.     I have reviewed this annual report on Form 10-K of Central Parking Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	By:	/s/ WILLIAM J. VARESCHI, JR.

William J. Vareschi, Jr. Vice Chairman and Chief Executive Officer

CERTIFICATION

I, Hiram A. Cox, certify that:

1.     I have reviewed this annual report on Form 10-K of Central Parking Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002	By:	/s/ Hiram A. Cox

Hiram A. Cox Senior Vice President and Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K for Central Parking Corporation (“Issuer”) for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification is executed as of December 20, 2002.

/s/ William J. Vareschi, Jr.

William J. Vareschi, Jr. Vice Chairman and Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned hereby certifies, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K for Central Parking Corporation (“Issuer”) for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification is executed as of December 20, 2002.

/s/ Hiram A. Cox

Hiram A. Cox. Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit
Number	Document

2	Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).
2.1	Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).
2.2	Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).
2.3	Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).
3.1	(a) Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).
(b) Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).
4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).
4.4	Registration Rights Agreement dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson

Exhibit
Number	Document

Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).
4.5	Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).
4.6	Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).
4.7	Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).
4.8	Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).
10.1	Executive Compensation Plans and Arrangements
	(a)	1995 Incentive and Nonqualified Stock Option Plan for Key Personnel (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).
	(b)	Amendment to the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel increasing the number of shares licensed for issuance under the plan to 3,817,500 (Incorporated by reference to Exhibit 10.1 (b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2000).
	(c)	Form of Option Agreement under Key Personnel Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-95640 on Form S-1).
	(d)	1995 Restricted Stock Plan (Incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement No. 33-95640 on Form S-1.)
	(e)	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement No.33-95640 on Form S-1.)
	(f)	Form of Employment Agreements with Executive Officers (Incorporated by reference to Exhibit 10.1 (f) to the company’s Annual Report on Form 10-K filed on December 21, 2001)
	(g)	Monroe J. Carell, Jr. Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-95640 on Form S-1.)
	(h)	Monroe J. Carell, Jr. Revised Deferred Compensation Agreement, as amended (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No.33-95640 on Form S-1.)
	(j)	Performance Unit Agreement between Central Parking Corporation and James H. Bond (Incorporated by reference to Exhibit 10.11.1 to the Company’s Registration Statement No. 33-95640 on Form S-1.)

Exhibit
Number	Document

	(k)	Modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1 (j) to the Company’s Annual Report on Form 10-K filed on December 27, 1997).
	(l)	Second modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1 (k) to the Company’s Report on Form 10-Q for the period ended March 31, 2001).
	(m)	Hiram A. Cox Employment Agreement dated as of June 4, 2001 (Incorporated by reference to Exhibit 10.1(m) to the Company’s Annual Report on Form 10-K filed on December 21, 2001).
	(n)	Deferred Stock Unit Plan (Incorporated by reference to Exhibit 10.1(n) to the Company’s Annual Report on Form 10-K filed on December 21, 2001).
	(o)	William J. Vareschi Employment Agreement dated as of February 28, 2001 (incorporated by reference to Exhibit 10.1 (o) to the company’s Report on Form 10-Q for the period ended June 30, 2001).
	(p)	James H. Bond Employment Agreement dated as of May 31, 2001 (incorporated by reference to Exhibit 10.1 (p) to the company’s Report on Form 10-Q for the period ended June 30, 2001).
	(q)	Emanuel J. Eads Employment Agreement dated as of October 1, 2000 (incorporated by reference to Exhibit 10.1 (q) to the company’s Report on Form 10-Q for the period ended June 30, 2001).
	(r)	Gregory A. Susick Employment Agreement dated as of October 1, 2000 (incorporated by reference to Exhibit 10.1 (r) to the company’s Report on Form 10-Q for the period ended June 30, 2001).
	(s)	Jeff L. Wolfe Employment Agreement dated as of October 1, 2000 (incorporated by reference to Exhibit 10.1 (s) to the company’s Report on Form 10-Q for the period ended June 30, 2001).
10.2	(a)	1995 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-95640 on Form S-1.)
	(b)	Amendment to the 1995 Nonqualified Stock Option Plan for Directors increasing the number of shares reserved for issuance under the plan to 475,000 (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on December 21, 2001)
10.3	Form of Option Agreement under Directors plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-95640 on Form S-1.)
10.4	Form of Indemnification Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-95640 on Form S-1.)
10.5	Indemnification Agreement for Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-95640 on Form S-1.)
10.6	Form of Management Contract (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on December 21, 2001).
10.7	Form of Lease (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on December 21, 2001).
10.8	1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-95640 on Form S-1.)
10.9	Exchange Agreement between the Company and Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-95640 on Form S-1.)

Exhibit
Number	Document

10.10	$400 Million Credit Agreement dated as of March 19, 1999 by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.11	Letter Amendment dated as of June 25, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.12	Letter Amendment dated as of October 27, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.13	Form of Amendment dated as of December 28, 1999 to $400 million Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates. (Incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.14	Amended and Restated Credit Agreement dated as of February 14, 2000, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates. (Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000.)
10.15	Amended and Restated Credit Agreement dated as of June 16, 2000, by and among various banks, with Bank of America, N.A. as Agent and Central Parking Corporation and certain affiliates (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the period ended September 30, 2000).
10.16	Letter Amendment to the Amended and Restated Credit Agreement dated as of August 13, 2001, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on December 21, 2001).
10.17	Consulting Agreement dated as of February 12, 1998, by and between Central Parking Corporation and Lewis Katz. (Incorporated by reference to Exhibit 10.20 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.18	Limited Partnership Agreement dated as of August 11, 1999, by and between CPS of the Northeast, Inc. and Arizin Ventures, L.L.C. (Incorporated by reference to Exhibit 10.21 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.19	Registration Rights Agreement dated as of February 12, 1998, by and among Central Parking Corporation, Lewis Katz and Saul Schwartz. (Incorporated by reference to Exhibit 10.22 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.20	Shareholders’ Agreement and Agreement Not to Compete by and among Central Parking Corporation, Monroe J. Carell, Jr., Lewis Katz and Saul Schwartz dated as of February 12, 1998. (Incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)

Exhibit
Number	Document

10.21	Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot). (Incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.22	First Amendment to Lease Agreement dated as of July 29, 1997, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot). (Incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.23	Lease Agreement dated as of October 6, 1995 by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot). (Incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.24	First Amendment to Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot). (Incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K for the period ended September 30, 1999.)
10.25	Prospectus and offering document for 2,625,000 shares of Common Stock dated February 17, 1998. (Incorporated by reference to the Company’s Registration Statement No. 233-23869 on Form S-3).
10.26	Transaction Support Agreement by Monroe J. Carell, Jr., the Registrant, Kathryn Carell Brown, Julia Carell Stadler and Edith Carell Johnson to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. dated September 21, 1998. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 filed on October 23, 1998).
10.30	Form of Transaction Support Agreement by certain shareholders of the Registrant to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P., and AEW Partners, L.P., dated September 21, 1998. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 filed on October 23, 1998).
10.31	Form of Transaction Support Agreement by certain shareholders of Allright Holdings, Inc. to the Registrant and Central Merger Sub, Inc. dated September 21, 1998. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 filed on October 23, 1998).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of KPMG LLP (filed herewith).