Form 10-Q
period 2002-12-31
CENTRAL PARKING CORP
filed 2003-02-18
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  [X]    NO[  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 13, 2003

Common Stock, $0.01 par value	35,997,954

INDEX

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1.

Item 1. Financial Statements

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

UNAUDITED

Amounts in thousands, except share data

	December 31,	September 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$24,965	$33,498
Management accounts receivable, net	45,653	39,664
Accounts receivable — other	13,495	15,714
Current portion of notes receivable (including amounts due from related parties of $4,102 at December 31, 2002 and $8,972 at September 30, 2002)	5,075	11,549
Prepaid expenses	15,755	9,835
Deferred income taxes	72	72

Total current assets	105,015	110,332
Notes receivable, less current portion	41,257	41,210
Property, equipment, and leasehold improvements, net	445,729	434,733
Contracts and lease rights, net	112,218	108,406
Goodwill, net	242,141	242,141
Investment in and advances to partnerships, joint ventures	13,120	12,836
Other assets	45,248	49,226

Total assets	$1,004,728	$998,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$229,374	$53,318
Accounts payable	75,824	73,638
Accrued expenses	39,969	43,659
Management accounts payable	21,243	22,671
Income taxes payable	11,761	9,851

Total current liabilities	378,171	203,137
Long-term debt and capital lease obligations, less current portion	34,798	207,098
Deferred rent	29,281	29,104
Deferred income taxes	12,483	13,825
Other liabilities	19,563	20,259

Total liabilities	474,296	473,423
Company-obligated mandatorily redeemable convertible securities of subsidiary trust holding solely parent debentures	78,085	78,085
Minority interest	29,817	31,572
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 35,967,709 and 35,951,626 shares issued and outstanding at December 31, and September 30, 2002, respectively	360	360
Additional paid-in capital	242,366	242,112
Accumulated other comprehensive loss, net	(2,389)	(2,377)
Retained earnings	183,252	176,924
Other	(1,059)	(1,215)

Total shareholders’ equity	422,530	415,804

Total liabilities and shareholders’ equity	$1,004,728	$998,884

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

UNAUDITED

Amounts in thousands, except per share data

	Three months ended December 31,

	2002	2001

Revenues:
Parking	$152,432	$147,372
Management contracts	30,564	29,579

	182,996	176,951
Reimbursement of management contract expenses	101,981	97,704

Total revenues	284,977	274,655

Costs and expenses:
Cost of parking	136,835	127,970
Cost of management contracts	13,475	12,009
General and administrative	20,591	18,109

	170,901	158,088
Reimbursed management contract expenses	101,981	97,704

Total costs and expenses	272,882	255,792

Property-related gains, net	—	4,008

Operating earnings	12,095	22,871
Other income (expenses):
Interest income	1,144	1,352
Interest expense	(2,953)	(3,258)
Dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust	(1,045)	(1,471)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	—	5,520
Equity in partnership and joint venture earnings	675	1,388

Earnings from continuing operations before income taxes, minority interest, and cumulative effect of accounting changes	9,916	26,402
Income tax expense	3,127	9,446

Earnings from continuing operations before minority interest, and cumulative effect of accounting change	6,789	16,956
Minority interest, net of tax	(1,286)	(1,271)
Cumulative effect of accounting change, net of tax	—	(9,341)

Earnings from continuing operations	5,503	6,344

Discontinued operations, net of tax	1,363	—

Net earnings	$6,866	$6,344

Basic earnings per share:
Earnings from continuing operations before cumulative effect of accounting change	$0.15	$0.44
Cumulative effect of accounting change, net of tax	—	(0.26)
Discontinued operations, net of tax	0.04	—

Net earnings	$0.19	$0.18

Diluted earnings per share:
Earnings from continuing operations before cumulative effect of accounting change	$0.15	$0.44
Cumulative effect of accounting change, net of tax	—	(0.26)
Discontinued operations, net of tax	0.04	—

Net earnings	$0.19	$0.18

Weighted average shares used for basic per share data	35,969	35,754
Effect of dilutive common stock options	314	251

Weighted average share used for dilutive per share data	36,283	36,005

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

Amounts in thousands

	Three months ended December 31,

	2002	2001

Cash flows from operating activities:
Net earnings	$6,866	$6,344
Income from discontinued operations	(1,363)	—

Earnings from continuing operations	5,503	6,344
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization of property	8,123	8,734
Equity in partnership and joint venture earnings	(675)	(1,388)
Distributions from partnerships and joint ventures	274	2,019
Property-related gains, net	—	(4,008)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary securities of a subsidiary trust	—	(5,520)
Cumulative effect of accounting change, net of tax	—	9,341
Deferred income tax	(1,476)	888
Minority interest, net of tax	1,286	1,271
Changes in operating assets and liabilities, excluding effects of acquisitions:
Management accounts receivable	(5,989)	(3,978)
Accounts receivable – other	2,219	1,337
Prepaid expenses	(5,920)	(4,949)
Other assets	2,531	1,411
Accounts payable, accrued expenses and other liabilities	(1,892)	11,343
Management accounts payable	(1,428)	260
Deferred Rent	177	163
Income taxes payable	949	5,027

Net cash provided by continuing operations	3,682	28,295

Cash flows from investing activities:
Proceeds from disposition of property and equipment	9,217	15,009
Purchases of property, equipment and leasehold improvements	(23,118)	(6,082)
Purchases of contract and lease rights	(7,414)	(4,040)
Acquisitions, net of cash acquired	—	(12,264)
Other investing activities	8,922	(3,125)

Net cash used by investing activities	(12,393)	(10,502)

Cash flows from financing activities:
Dividends paid	(538)	(539)
Net borrowings under revolving credit agreement	7,000	12,500
Proceeds from issuance of notes payable, net of issuance costs	9,970	—
Principal repayments on long-term debt and capital lease obligations	(13,214)	(14,245)
Payment to minority interest partners	(3,080)	(3,107)
Repurchase of common stock	—	(488)
Repurchase of mandatorily redeemable securities	—	(10,000)
Proceeds from issuance of common stock and exercise of stock options	254	7

Net cash provided (used) by financing activities	392	(15,872)

Foreign currency translation	(214)	—

Net (decrease) increase in cash and cash equivalents	(8,533)	1,921
Cash and cash equivalents at beginning of period	33,498	41,849

Cash and cash equivalents at end of period	$24,965	$43,770

Non-cash transactions:
Issuance of restricted stock	$—	$25
Purchase of equipment with capital lease	$—	$396
Unrealized gain on fair value of derivatives	$201	$228
Cash payments for:
Interest	$2,651	$3,011
Income taxes	$3,654	$1,300

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three months ended December 31,

	2002	2001
Effects of acquisitions:
Estimated fair value of assets acquired	$—	$13,601
Purchase price in excess of net assets acquired (goodwill)	—	780
Estimated fair value of liabilities assumed	—	(2,117)

Cash paid	—	12,264
Less cash acquired	—	—

Net cash paid for acquisitions	$—	$12,264

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Basis of Presentation

a.      The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2002 (included in the Company’s Annual Report on Form 10-K). Certain prior year amounts have been reclassified to conform to the current year presentation.

b.      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included below.

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended December 31,
	2002	2001

Net earnings, as reported	$6,866	$6,344
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method, net of tax	(1,501)	(1,150)

Pro forma net earnings	$5,365	$5,194

Earnings per share:
Basic-as reported	$0.19	$0.18

Basic-pro forma	$0.15	$0.15

Diluted-as reported	$0.19	$0.18

Diluted-pro forma	$0.15	$0.14

(2) Acquisitions

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

      Universal Park Holdings

      On October 1, 2001, the Company purchased 100% of the common stock of Universal Park Holdings (“Universal”) for $535 thousand. Universal provides fee collection and related services for state, local and national parks and has contracts to provide these services to six parks in the western United States as of the acquisition date. The purchase price included $385 thousand paid in cash at closing and a $150 thousand commitment to be paid after one year, contingent upon retention of acquired contracts. Any amounts owed under this contingent provision will be recorded as goodwill in the period payment is made. The purchase resulted in goodwill of $646 thousand, which is not deductible for tax purposes. This acquisition expanded the Company’s presence in the municipal, state and national parks market.

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

      On October 7, 2002, the Company purchased a parking location in Baltimore, Maryland for approximately $16 million in cash. Previously, the company had operated the location under a lease agreement.

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

      The Company is entitled to receive a termination fee, as defined in the agreement, as the third party disposes of certain properties or renegotiates the lease agreements. The termination fee is based on the earnings of the location and the remaining duration of the agreement. The amount has been recorded as deferred rent and will be amortized through August 2004 to offset the guaranteed rent payments due under the original agreement.

      In October 2002, the Company executed an agreement with Connex South Eastern Limited, a rail company headquartered in the United Kingdom, to lease 82 parking facilities throughout the United Kingdom. Under the terms of the lease agreement, the Company paid an upfront payment of $6.4 million for the right to lease these facilities and agreed to invest approximately $5 million in property improvements at these locations. The $6.4 million of upfront payments and $5 million in property improvements will be amortized over the term of the lease which is 9 years. Yearly base lease payments under the lease range from $7.1 million in year one to $7.4 in years two through nine. Additionally, lease payments may increase during the final six years of the lease based upon increases in the aggregate pricing charged to customers at these locations.

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

      The company-obligated mandatorily redeemable securities of the subsidiary trust have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At December 31, 2002 and 2001, such securities were convertible into 1,419,588 and 1,710,093 shares of common stock, respectively. For the three months ended December 31, 2002 and 2001, options to purchase 519,647 and 1,811,765 shares, respectively, are excluded from the calculation of diluted common shares since they are anti-dilutive.

(4) Property-Related Gains (Losses), Net

      The Company routinely disposes of or impairs owned properties and leasehold improvements due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, effective October 1, 2002. In accordance with SFAS No. 144, gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations. A summary of property-related gains and losses for the three months ended December 31, 2001 is as follows:

Net gains on sale of property	$4,960
Impairment charges for property, equipment and leasehold improvements	(56)
Impairment charges for contract rights, lease rights and other intangible assets	(896)

Total property-related gains, net	$4,008

(5) Goodwill and Intangible Assets

      As of December 31, 2002, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Contract and lease rights	$154,299	$42,379	$111,920
Noncompete agreements	2,575	2,277	298

Total	$156,874	$44,656	$112,218

      Amortization expense related to the contract and lease rights was $2.4 million, respectively, for the three months ended December 31, 2002 and 2001. Amortization expense related to noncompete agreements was $0.1 million, respectively, for the three months ended December 31, 2002 and 2001, respectively.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The transition provisions of SFAS No. 142 required that the Company assess goodwill for impairment as of the date of adoption and recognize identified impairments as a cumulative effect of an accounting change in the accounting period in which the standard was adopted. The Company adopted SFAS No. 142 as of October 1, 2001. The Company completed the transition process as required under the provisions of SFAS No. 142 and recorded as a cumulative effect of an accounting change a charge of $9.3 million (net of an income tax benefit of $28 thousand) related to business units in Chicago and New Jersey as of October 1, 2001.

(6) Long-Term Debt

      The Company has a credit facility (the “Credit Facility”) providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company’s Credit Facility was $ 226 million with a weighted average interest rate of 2.8% as of December 31, 2002, including the principal amount of the term loan of $62.5 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004 and the outstanding balance of the revolving line of credit is due in full March 2004. The aggregate availability under the Credit Facility was $30.6 million at December 31, 2002, which is net of $29.3 million of stand-by letters of credit.

      The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The two primary ratios are a leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of December 31, 2002, the Company was in non-compliance with certain of its financial covenants. A waiver was obtained from the lenders for the quarter ended December 31, 2002 and as a result, non-compliance with this covenant is not considered an event of default. Pursuant to the provisions of Emerging Issues Task Force (EITF) No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the Company projected future compliance with the existing covenants and concluded that non-compliance with the same covenant at the next quarterly measurement date was probable. Accordingly, the outstanding balance of the Credit Facility of $163.5 million was classified as a current liability at December 31, 2002.

      Modification of the existing covenants was not pursued due to the fact that the Company has received a letter of intent for a replacement credit facility that it anticipates will be completed prior to February 28, 2003. The letter of intent for the new facility provides for $350 million and consists of a $200 million revolver and a $150 million seven year term loan. The letter of intent provides for interest calculated at LIBOR plus a grid-based margin between 1.75% and 3.25%, depending on the consolidated leverage ratio. Amortization of the term loan is expected to be payable quarterly at a rate of 1% for the first 5 years with the remainder due in years 6 and 7. The letter of intent provides that the Company will be required to maintain financial covenants under the replacement facility measured at the end of each fiscal quarter. Ratio targets are expected to be at rates higher than the current facility and step down over time. There can be no assurance that the replacement facility will close or that the terms of the replacement facility will be on similar terms as those described in the letter of intent.

       The failure of the Company to secure refinancing of the Credit Facility would force the Company to secure other forms of financing as current operating cash flows would not be sufficient to cover the contractually required debt service requirements. The Company’s inability to secure other financing to refinance the Credit Facility would have a material adverse impact on the Company. Additionally, refinancing the Credit Facility with other financing at higher interest rates could negatively impact the Company’s financial performance.

      On November 1, 2002, the Company entered into a $10 million revolving credit note. The revolving credit note is due February 28, 2003 and carries an interest rate of LIBOR plus 87.5 basis points. Proceeds of the note were used to provide additional working capital and for general corporate purposes.

(7) Convertible Trust Issued Preferred Securities

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

      The Company’s consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of subsidiary trust holding solely parent debentures.

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

(8) Derivative Financial Instruments

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

      The Company recognizes all derivative instruments as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

      At December 31, 2002, the Company’s derivative financial instruments consist of three interest rate cap agreements with a combined notional amount of $75 million and two interest rate swaps with a combined notional amount of $38 million that effectively convert an equal portion of its debt from a variable rate to a fixed rate. The derivative financial instruments are reported at their fair values, and are included as other assets and other liabilities, respectively, on the face of the balance sheet. The following table lists the amortized cost and carrying value (fair value) of each type of derivative financial instrument (amounts in thousands):

	December 31, 2002	September 30, 2002

Derivative instrument assets:
Interest rate caps	$1	$5

Derivative instrument liabilities:
Interest rate swaps	$2,748	$3,043

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

(9) Revenue Recognition

     In January 2002, the EITF released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which the Company adopted in the third quarter of fiscal 2002. This pronouncement requires the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods have been reclassified to conform to the presentation of these reimbursed expenses in 2002. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $102 million and $98 million for the three months ended December 31, 2002 and 2001, respectively.

(10) Discontinued Operations

     During the quarter ended December 31, 2002, the operations of 6 locations were discontinued due to the sale or condemnation of certain properties. In relation to these properties, the Company recorded a gain on the sale of assets of $2.3 million, net of tax $961 thousand, and reflected such net gains as discontinued operations consistent with the provisions SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results of operations for these locations for both the current year and comparative prior periods have not been reclassified to discontinued operations due to the insignificance of their results to the consolidated financial statements of the Company.

(11) Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not have variable interests in variable interest entities. Accordingly, the application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

(12) Commitments and Contingencies

     The Company entered into a partnership agreement effective June 1, 2000, to operate certain locations in Puerto Rico. The Company is the general partner. The partners entered into an option agreement on that date whereby the other partner has the option to sell its partnership interest to the Company during the period from May 1, 2003 to November 30, 2003. If the other partner does not exercise its option, then the Company has an option to purchase the other partner’s interest during the period from May 1, 2004 to October 31, 2004. The agreed upon purchase price under both of these options is approximately $14.3 million. The Company believes that it is probable that one of these options will be exercised during fiscal year 2003 and, accordingly, has included this commitment on its balance sheet in accrued expenses as of September 30, 2002. The purchase price is backed by a letter of credit provided by the Company’s Chairman. The Chairman can require the letter of credit to be replaced by the Company if the Company’s stock price falls below $14.50 per share on the New York Stock Exchange.

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

Plaintiffs have asserted causes of action for breach of contract, conversion, common law fraud, fraud in the inducement and fraudulent concealment. Based on the most recent court filings, the plaintiffs are seeking compensatory damages of approximately $12 million plus approximately $4 million in attorney’s fees. In addition, plaintiffs are seeking punitive damages in an unspecified amount. The compensatory damages being sought by the plaintiffs include approximately $650 thousand in underpaid revenues and $1.2 million in interest, fees and expenses for the 1996 to 2000 lease period; and approximately $1.5 million in underpaid revenues and $8.4 million in interest, fees and expenses for the 1985 to 1996 lease period. The owner of approximately 15% of the lot settled her interest in the lawsuit earlier this year. However, efforts to settle with the owners of the remaining 85% have been unsuccessful to date, and there can be no assurance the Company will be able to settle with the remaining owners on terms favorable to the Company. The suit, which was filed in June 2001, is pending in the 270th Judicial District Court in Harris County, Texas. Plaintiffs have requested a jury trial. The trial began on February 4, 2003 and is still in progress.

     The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims, except as discussed above, will not have a material adverse effect on the financial position, operations, or liquidity of the Company. The Company maintains liability insurance coverage for individual claims in excess of various dollar amounts, subject to annual aggregate limits. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250 thousand that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels.

(13) Comprehensive Income

     Comprehensive income for the three months ended December 31, 2002 and 2001, was as follows (in thousands):

	Three months ended
	December 31,

	2002	2001

Net earnings	$6,866	$6,344
Unrealized gain on fair value of derivatives, net of tax	201	228
Foreign currency cumulative translation adjustment	(214)	—

Comprehensive income	$6,853	$6,572

(14) Business Segments

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings of each segment for the three months ended December 31, 2002 and 2001, as well as identifiable assets for each segment as of December 31, 2002 and 2001. During fiscal year 2002, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

	Three months ended
	December 31,

	2002	2001

Revenues:(1)
Segment One	$19,295	$18,749
Segment Two	76,099	73,977
Segment Three	9,122	8,525
Segment Four	18,595	18,332
Segment Five	9,828	7,905
Segment Six	3,524	3,358
Segment Seven	25,786	25,933
Segment Eight	18,753	18,106
Other	1,994	2,066

Total revenues	$182,996	$176,951

(1) Revenues exclude reimbursement of management contract expenses. Such amounts were $102.0 million and $99.7 million for the three months ended December 31, 2002 and 2001, respectively.

Operating earnings:
Segment One	$299	$734
Segment Two	5,729	7,433
Segment Three	485	304
Segment Four	1,883	2,940
Segment Five	875	1,511
Segment Six	546	396
Segment Seven	1,819	3,046
Segment Eight	891	2,140
Other	(432)	4,367

Total operating earnings	$12,095	$22,871

	December 31,	September 30,

	2002	2001

Identifiable assets:
Segment One	$18,806	$20,660
Segment Two	297,284	309,260
Segment Three	19,840	19,582
Segment Four	30,298	24,542
Segment Five	37,267	25,322
Segment Six	3,984	3,108
Segment Seven	30,993	28,412
Segment Eight	39,889	41,197
Other	526,367	526,801

Total assets	$1,004,728	$998,884

Segment One encompasses the western region of the United States and Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses Florida and the USA Parking acquisition.

Segment Four encompasses Louisiana, Ohio, and parts of Texas and Alabama.

Segment Five encompasses Europe, Puerto Rico, Central and South America.

Segment Six encompasses Nashville, TN and the Lexis acquisition.

Segment Seven encompasses the Midwestern region of the United States as well as western Pennsylvania and western New York. It also includes Canada, excluding Vancouver.

Segment Eight encompasses the southeastern region of the United States to include Washington D.C. and Baltimore.

Other encompasses the home office, eliminations, certain owned real estate, and certain partnerships.

(15) Subsequent Events

     On January 8, 2003, the Company entered into a $10 million revolving credit note. The revolving credit note is due March 31, 2003 and carries an interest rate of LIBOR plus 87.5 basis points. Proceeds of the note were used to provide additional working capital and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s annual report on Form 10-K for the year ended September 30, 2002. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

•	ongoing integration of past and future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

•	the loss, or renewal on less favorable terms, of management contracts and leases;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of pre-opening costs of parking facilities, the effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports;

•	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

•	additional acts of terrorism or war;

•	global and/or regional economic factors;

•	the outcome of litigation;

•	compliance with local, state, national and international laws and regulations, including, without limitation, local regulations and restrictions on parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws; and

•	the inability to successfully refinance the Company’s credit facility.

Overview

     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. As of December 31, 2002, Central Parking operated 1,756 parking facilities through management contracts, leased 1,890 parking facilities, and owned 211 parking facilities, either independently or in joint ventures with third parties. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums, claims and other indirect overhead.

     Parking revenues from owned properties amounted to $16.0 million and $16.8 million for the three months ended

December 31, 2002 and 2001, respectively, representing 10.5% and 11.4% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater risk than managed or leased facilities, but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All owned facility revenues flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical or electrical maintenance or repairs.

     Parking revenues from leased facilities amounted to $136.4 million and $130.6 million for the three months ended December 31, 2002 and 2001, respectively, which accounted for 89.5% and 88.6% of total parking revenues in the respective periods. The Company’s leases generally require the payment of a fixed amount of rent, regardless of the profitability of the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. Generally speaking, leased facilities require a longer commitment and a larger capital investment for the Company and represent a greater risk than managed facilities but provide a greater opportunity for long-term growth in revenues and profits. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical or electrical maintenance repairs. Lease arrangements are typically for terms of three to ten years, with a renewal term, and generally provide for increases in base rent based on indices, such as the Consumer Price Index, or on pre-determined amounts.

     Management contract revenues amounted to $30.6 million and $29.6 million for the three months ended December 31, 2002 and 2001, respectively. The Company’s responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. With respect to insurance, the Company’s clients have the option of obtaining liability insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company’s size and claims experience, management believes it can purchase such insurance at lower rates than the Company’s clients can generally obtain on their own. Accordingly, Central Parking historically has generated profits on the insurance provided under its management contracts.

     In January 2002, the Emerging Issues Task Force (EITF) released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which the Company adopted in the third quarter of fiscal 2002. This pronouncement requires the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods have been reclassified to conform to the presentation of these reimbursed expenses in 2002. Adoption of EITF 01-14 resulted in an increase in total revenues and total costs and expenses in equal amounts of $102.0 million and $97.7 million for the three months ended December 31, 2002 and 2001, respectively.

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

     This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, the following involve a higher degree of judgment and complexity:

     Impairment of Long-Lived Assets and Goodwill

     As of December 31, 2002, the Company’s long-lived assets were comprised primarily of $445.7 million of property, equipment and leasehold improvements, $112.2 million of contract rights and $25.7 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2002, the Company had $242.1 million of goodwill.

     The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the three months ended December 31, 2001, the Company recorded $1 million of impairment charges related to long-lived asset’s and a $9.3 million impairment charge related to goodwill. The $9.3 million goodwill impairment charge was the result of the Company’s initial adoption of SFAS No. 142 and is reflected as a cumulative effect of an accounting change. The Company did not record any impairment charges during the three-months ended December 31, 2002. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

     Contract and Lease Rights

     As of December 31, 2002, the Company had $112.2 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

     Lease Termination Costs

     The Company has recognized lease termination costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), in its financial statements. Lease termination costs are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, such as the settlement of a lease termination for an amount less than the amount contractually required.

     Allowance for Doubtful Accounts

     As of December 31, 2002, the Company had $59.1 million of trade receivables, including management accounts receivable and accounts receivable - other. Additionally, the Company had a recorded allowance for doubtful accounts of $1.6 million. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

     Litigation

     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.

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

Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The Company does not have variable interests in variable interest entities. Accordingly, the application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     Parking revenues in the first quarter of fiscal year 2003 increased to $152.4 million from $147.4 million in the first quarter of fiscal year 2002, an increase of $5.0 million, or 3.4%. The increase primarily resulted from a $3.3 million increase in same-store revenues, which includes a $4.4 million increase in New York region same-store revenues caused mainly by the effects of the September 11, 2001 terrorist attacks on FY 2002 revenues and a $1.1 million decrease in same-store revenues from all other locations reflecting primarily decreases in monthly parking activity due to the effects of the general economic slowdown and the related increase in unemployment rates. This decrease was partially offset by $0.5 million of new parking revenues from the Park One acquisition.

     Management contract revenues for the first quarter of fiscal 2003 increased to $30.6 million from $29.6 million in the same period of fiscal 2002, an increase of $1.0 million or 3.3%. The increase is primarily due to an increase in insurance charges.

     Cost of parking in the first quarter of 2003 increased to $136.8 million from $128.0 million in the first quarter of 2002, an increase of $8.8 million or 6.9%. This increase included a $1.5 million increase in accounts payable to correct an error in the process for recording vendor invoices. This error was in a large part attributed to the Company’s decentralized payables process. In addition, a $1.1 million increase in bad debt expense, was recorded in the first quarter of 2003. This increase in the bad debt expense was attributed to the Company aggressively pursuing collections, identifying deterioration in aging accounts, customers who have filed for bankruptcy and balances being disputed by customers whose resolution is in litigation. During the quarter the Company identified specific technical problems resulting in exposures related to credit card transactions for which a reserve of $ 0.5 million was established. The Company does not believe that these levels of bad debt expense will be experienced in the future. Other items causing this increase were an increased rent expense of $0.5 million, cost inflation driven by higher property taxes and payroll and payroll related costs, start up costs related to new business brought on since last year, a $0.4 million write-down of an employee medical stop loss receivable, which was partially written down during the year ended September 30, 2002, and increased snow removal costs totaling $0.8 million. Rent expense as a percentage of parking revenues decreased to 48.7% during the quarter ended December 31, 2002, from 50.2% in the quarter ended December 31, 2001. Payroll and benefit expenses were 19.3% of parking revenues during the first quarter of fiscal 2003 as compared to 18.9% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 89.8% in the first quarter of fiscal 2003 from 86.8% in the first quarter of fiscal 2002.

     Cost of management contracts in the first quarter of fiscal 2003 increased to $13.5 million from $12.0 million in the comparable period in 2002, an increase of $1.5 million or 12.2%. The increase in cost was primarily caused by the settlement of two employee litigation claims and an increase of $1.0 million in employee health care costs. Cost of management contracts as a percentage of management contract revenue increased to 44.1% for the first fiscal quarter of 2002 from 40.6% for the same period in 2001, due to the increase in the aforementioned items.

     General and administrative expenses increased to $20.6 million for the first quarter of fiscal 2003 from $18.1 million in the first quarter of fiscal 2002, an increase of $2.5 million or 13.7%. This increase is due to an increase in payroll and bonus expense of $0.6 million, an increase of $0.7 million in overhead, an increase of $0.4 million in auto expense, an increase of $0.3 million in travel and entertainment and an increase of $1.0 in other miscellaneous expenses, offset by a decrease of $0.7 million in depreciation and amortization of contract and lease rights expense for the first quarter of fiscal 2003. In addition, the Company’s general and administrative costs were higher than the prior year primarily due to consulting costs related to tax initiatives and our program to centralize sourcing, along with program costs related to technology and quality assurance. General and administrative expenses as a percentage of total revenues increased to 7.2% for the first quarter of fiscal 2003 compared to 6.6% for the first quarter of fiscal 2002.

     Net property-related gains for the three months ended December 31, 2001 was $4.0 million. The $4.0 million gain was comprised of $5.0 million in gains on sales of property during the three months ended December 31, 2001, primarily from the condemnation of a property in Houston, Texas. The gains on the sale of property was offset with a write-off of $1.0 million for locations in Houston and Fort Worth, Texas, and San Diego, California that are no longer operated by the Company.

     The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating cash flows from a disposal of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that cash flows resulting from the disposal of the facility be reflected as discontinued operations. For the three months ended December 31, 2002, the Company disposed of six locations, resulting in gains of $2.3 million. These gains, net of related income taxes, are reflected as discontinued operations. The results of operations of these locations for both the current year and comparative prior periods have not been reclassified to discontinued operations due to the insignificance of their results to the consolidated financial statements of the Company.

     Interest income decreased to $1.1 million for the first quarter of fiscal 2003 from $1.4 million in the first quarter of fiscal 2002, a decrease of $0.2 million, or 15.4%. The decrease in interest income was the result of lower market interest rates.

     Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities decreased to $4.0 million for the first quarter of fiscal 2003 from $4.7 million in the first quarter of fiscal 2002, a decrease of $0.7 million or 15.7%. This decrease in interest expense was primarily attributable to the lower amount of overall debt outstanding resulting from the scheduled repayments on the Credit Facility and the repurchase of $16 million of the Company-obligated mandatorily redeemable convertible securities coupled with lower interest rates. The weighted average balance outstanding for the Company’s debt obligations and convertible securities was $238 million during the quarter ended December 31, 2002, at a weighted average interest rate of 3.1% compared to $390.0 million during the quarter ended December 31, 2001 at an average interest rate of 4.8%.

     Income taxes from continuing operations decreased to $3.1 million for the first quarter of fiscal 2003 from $9.4 million in the first quarter of fiscal 2002, a decrease of $6.4 million. The effective tax rate on earnings from continuing operations for the first quarter of fiscal 2003 was 31.5% compared to 35.8% for the first quarter of fiscal 2002.

Liquidity and Capital Resources

     Operating activities for the three months ended December 31, 2002 provided net cash of $3.7 million, compared to $28.3 million of cash provided by operating activities for the three months ended December 31, 2001. Net earnings from continuing operations of $5.5 million and depreciation and amortization of $8.1 million, along with net increases in operating assets and net decreases in operating liabilities totaling $9.4 million account for the majority of the cash provided by operating activities during the first three months of fiscal 2003.

     Investing activities for the three months ended December 31, 2002 used net cash of $12.4 million, compared to $10.5 million of net cash used by investing activities for the same period in the prior year. Purchases of property, equipment and leasehold improvements of $23.1 million and purchases of contract and lease rights of $7.4 million, offset by proceeds from disposition of property and equipment of $9.2 million and other investing activities of $8.9 million, accounted for the majority of the cash used by investing activities in the first three months of fiscal 2003. Acquisitions of $12.3 million, purchases of property, equipment, leasehold improvements of $6.1 million and contract and lease rights of $4.0 million, and other investing activities of $3.1 million, offset by proceeds of $15.0 million from the disposition of property and equipment, accounted for the majority of cash used by investing activities during the first three months of fiscal 2002.

     Financing activities for the three months ended December 31, 2002 provided net cash of $0.4 million, compared to $15.9 million used in the same period in the prior year. Principal repayments on notes payable of $13.2 million and payment to minority interest partners of $3.1, offset by net borrowings under the revolving credit agreement of $7.0 million and proceeds from issuance of notes payable of $10.0 million comprised a majority of the cash provided by finance activities for the three months ended December 31, 2002. Principal repayments on notes payable of $14.2 million and the repurchase of mandatorily redeemable preferred securities of $10.0 million, offset by net borrowings under the revolving credit agreement of $12.5 million, and payment to minority interest partners of $3.1 million comprised a majority of the cash used by finance activities during the three months ended December 31, 2001.

     The Company has a credit facility (the “Credit Facility”) providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan. The Credit Facility bears interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company’s Credit Facility was $226 million with a weighted average interest rate of 2.8% as of December 31, 2002, including the principal amount of the term loan of $62.5 million. The term loan is required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the Credit Facility was $30.6 million at December 31, 2002, which is net of $29.3 million of stand-by letters of credit.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and limit the amount of dividends paid. The two primary ratios are a leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of December 31, 2002, the Company was in compliance with each of its financial covenants except the leverage ratio. A waiver was obtained from the lenders for the quarter ended December 31, 2002, and as a result, noncompliance with this covenant is not considered an event of default. Pursuant to EITF No. 86-30, Classification of Obligations When a Violation is Waived by the Creditor, the Company is required to project future compliance with the existing covenants and has concluded that non-compliance with the same covenant at the next measurement day is probable. Accordingly, the outstanding balance of the Credit Facility of $163.5 million was classified as a current liability at December 31, 2002.

     Additionally, the Company has received a letter of intent for a replacement facility that it anticipates will be completed prior to February 28, 2003. The new facility is expected to be for $350 million and consist of a $200 million revolver and a $150 million term loan due in seven years. The letter of intent provides for interest calculated as LIBOR plus a grid-based margin between 1.75% and 3.25%, depending on the consolidated leverage ratio. It is anticipated that amortization of the term loan will be payable quarterly at a rate of 1% for the first 5 years with the remainder due in years 6 and 7. There can be no assurance that the replacement facility that is actually entered into will be on the terms of the letter of intent or that the replacement facility will close.

     The Company will be required to maintain financial covenants under the replacement facility as of the end of each fiscal quarter. Proposed ratio targets have been reset higher than the current facility and are expected to step down over time. The Company would have been in compliance with the proposed financial covenants negotiated under the new facility as of December 31, 2002; however, there can be no assurance that the Company will be in compliance with one or more of these covenants in future quarters.

     The failure of the Company to secure refinancing of the Credit Facility would force the Company to secure other forms of financing as current operating cash flows would not be sufficient to cover the contractually required debt service requirements. The Company’s inability to secure other financing to refinance the Credit Facility would have a material adverse impact on the Company. Additionally, refinancing the Credit Facility with other financing at higher interest rates could impact the Company’s financial performance.

     On November 1, 2002, the Company entered into a revolving credit note of $10 million. The revolving credit note is due February 28, 2003 and carries an interest rate of LIBOR plus 87.5 basis points. Proceeds of the note were used to provide additional working capital and for general corporate purposes.

     If Central Parking identifies investment opportunities requiring cash in excess of Central Parking’s cash flows and the Credit Facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness. The decreased market value of Central Parking’s common stock also could have an impact on Central Parking’s ability to complete significant acquisitions or raise additional capital.

     Future Cash Commitments

     On January 18, 2000, the Company’s board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company’s capital stock. The Company’s bank lenders subsequently approved the repurchase program on February 14, 2000. As of December 31, 2002, the Company had repurchased $49.8 million of common and preferred securities under this authorization.

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2003 to be approximately $24 to $28 million, of which the Company has spent $5.5 million during the first three months of fiscal 2003.

     The following tables summarize the Company’s total contracted obligations and commercial commitments as of December 31, 2002 (amounts in thousands)

	Payments due by period

		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Long-Term Debt(1)	$261,065	61,972	181,349	17,047	697
Capital lease obligations	3,107	2,585	210	161	151
Convertible securities	78,085	—	—	—	78,085
Operating leases	1,302,640	223,401	341,384	247,262	490,593
Other long-term obligations	14,250	14,250	—	—	—

Total contractual cash obligations	$1,659,147	302,208	522,943	264,470	569,526

	Amount of commitment expiration per period

		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Unused lines of credit	17,166	—	17,166	—	—
Stand-by letters of credit	37,579	36,033	1,546	—	—
Guarantees	—	—	—	—	—
Other commercial commitments	2,888	248	2,640	—	—

Total commercial commitments	57,633	36,281	21,352	—	—

(1) These amounts reflect the contractual maturities of the Company’s long-term debt as of December 31, 2002. The December 31, 2002 balance sheet reflects the Company’s Credit Facility as current due to a covenant violation as of that date and the application of EITF No. 86-30. See footnote 6 to the consolidated financial statements for additional information.

     Other commercial commitments include guaranteed minimum payments to minority partners of certain partnership.

Subsequent Events

     On February 14, 2003, the Company announced that Hiram A. Cox, senior vice president and Chief Financial Officer, resigned from his position with the Company. The Company’s Board of Directors named William J. Vareschi, Jr., as Acting Chief Financial Officer in the interim. The Company is aggressively seeking to hire a replacement.

     On January 8, 2003, the Company entered in a $10 million revolving credit note. The revolving credit note is due March 31, 2003 and carries an interest rate of LIBOR plus 87.5 basis points. Proceeds of the note were used to provide additional working capital and for general corporate purposes.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Interest Rates

     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of December 31, 2002, the Company had $216.0 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus 87.5 basis points. Of this amount, $62.5 million of the Credit Facility is payable in quarterly installments of $12.5 million and $153.5 million in revolving credit loans are due in March 2004. As described previously, the Company anticipates refinancing the Credit Facility prior to February 28, 2003.

     The Company anticipates that the terms and conditions of the refinanced facility will bear interest calculated as LIBOR plus a grid-based margin between 1.75% and 3.25%, depending on the consolidated leverage ratio. Amortization of the term loan is expected to be payable quarterly at a rate of 1% for the first 5 years with the remaining balance being repaid in years 6 and 7.

     The Company is required under the Credit Facility to enter into interest rate protection agreements designed to limit the Company’s exposure to increases in interest rates. As of December 31, 2002, interest rate protection agreements had been purchased to hedge $100 million of the Company’s variable rate debt under the Credit Facility. These instruments were comprised of a $25 million interest rate swap agreement under which the Company pays to the counterparty a fixed rate of 6.16% and receives a variable rate equal to LIBOR, and three separate $25 million interest rate cap agreements with rates of 8.0%, 8.0%, and 8.5%. These derivative instruments have terms consistent with the terms of the variable rate debt and are accounted for as cash flow hedges.

     The weighted average interest rate on the Company’s Credit Facility at December 31, 2002 was 2.84%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $2.2 million based on the Company’s outstanding Credit Facility balance of $245.3 million at December 31, 2002, less $25.0 million which is effectively fixed by the interest rate swap agreement. Additional increases (decreases) in LIBOR would result in proportionate increases (decreases) in interest expense until LIBOR exceeded 8.0% and 8.5%, at which point an additional $50.0 million and $25.0 million of the balance, respectively, would be fixed by the interest rate cap agreements.

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

     Foreign Currency Risk

     The Company’s exposure to foreign exchange risk is minimal. As of December 31, 2002, the Company has approximately GBP (1.1) million (USD (1.8) million) of cash and cash equivalents denominated in British pounds, EUR 1.5 million (USD 1.6 million) denominated in euros, CAD 0.5 million (USD 0.3 million) denominated in Canadian dollars, and USD 0.8 million denominated in various other foreign currencies. The Company also has EUR 1.1 million (USD 1.8 million) of notes payable denominated in euros at December 31, 2002. These notes bear interest at a floating rate of 5.34% as of December 31, 2002, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of December 31, 2002, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

Item 4. Controls and Procedures

     The Company’s Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this Form 10-Q. Based on this evaluation, he has concluded that those disclosure controls and procedures were adequate, except for the process of identifying and recording trade accounts payable. With respect to this issue, the Company has established a process to capture and record vendor invoices on a more timely basis and to estimate the liabilities for vendor invoices not yet received. The Company believes that procedures performed by the Company subsequent to quarter-end provides us with an adequate basis to conclude the accuracy of this account.

     Except as disclosed above, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in a lawsuit brought by Texas Gulf Bank and other trustees and individuals on behalf of the owners of an undivided interest in a undeveloped city block in downtown Houston that was leased to a subsidiary of Allright. Allright leased the block as a parking lot under a series of leases from 1985 to 2000 under which Allright was obligated to pay base rent plus a percentage of revenues above a specified threshold level. Plaintiffs have alleged substantial underpayment of percentage rent under the lease as a result of theft and fraud. Plaintiffs have asserted causes of action for breach of contract, conversion, common law fraud, fraud in the inducement and fraudulent concealment. Based on the most recent court filings, the plaintiffs are seeking compensatory damages of approximately $12 million plus approximately $4 million in attorney’s fees. In addition, plaintiffs are seeking punitive damages in an unspecified amount. The compensatory damages being sought by the plaintiffs include approximately $650 thousand in underpaid revenues and $1.2 million in interest, fees and expenses for the 1996 to 2000 lease period; and approximately $1.5 million in underpaid revenues and $8.4 million in interest, fees and expenses for the 1985 to 1996 lease period. The owner of approximately 15% of the lot settled her interest in the lawsuit earlier this year. However, efforts to settle with the owners of the remaining 85% have been unsuccessful to date, and there can be no assurance the Company will be able to settle with the remaining owners on terms favorable to the Company. The suit, which was filed in June 2001, is pending in the 270th Judicial District Court in Harris County, Texas. Plaintiffs have requested a jury trial. The trial began on February 4, 2003 and is still in process.

Item 5. Other Information

     On February 14, 2003, the Company issued a press release announcing earnings for the quarter ended December 31, 2002 (a copy of which is filed herewith as Exhibit 99.2).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2	Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3	Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4	Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

3.1(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2 (a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family

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

4.2(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3	Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4% Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4	Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5	Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6	Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1	Revolving Credit Note dated November 1, 2002, by Suntrust Bank and Central Parking Corporation (filed herewith).

10.2	Promissory Note dated January 8, 2003 by Bank of America, N.A. and Central Parking Corporation (filed herewith).

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer and Acting Chief Financial Officer (filed herewith).

99.2	Press Release dated February 14, 2003 (filed herewith).

(b) Reports on Form 8-K

     On November 6, 2002 the Company filed a current report on form 8-K announcing its results for the quarter and year ended September 30, 2002, incorporating the text of a press release on that date.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION

Date:	February 17, 2003	By: /s/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr. Vice Chairman, Chief Executive Officer and Acting Chief Financial Officer

CERTIFICATION

I, William J. Vareschi, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Central Parking Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.     I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 17, 2003	By: /s/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr. Vice Chairman, Chief Executive Officer and Acting Chief Financial Officer