Form 10-Q
period 2003-03-31
CENTRAL PARKING CORP
filed 2003-05-15
CIK 949298

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                        Commission file number 001-13950



                           CENTRAL PARKING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)



            Tennessee                                    62-1052916
---------------------------------           ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


        2401 21st Avenue South,
   Suite 200, Nashville, Tennessee                         37212
----------------------------------------     -----------------------------------
(Address of Principal Executive Offices)                (Zip Code)


Registrant's Telephone Number,
Including Area Code:                                  (615) 297-4255
                                             -----------------------------------


Former name, address and fiscal year,
if changed since last report:                            Not Applicable
                                             -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO []

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


            Class                                 Outstanding at May 14, 2003
------------------------------                    ---------------------------
Common Stock, $0.01 par value                              36,099,501

                                      INDEX

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES

                                                                                           PAGE
                                                                                           ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2003 and September 30, 2002 ...      3

           Consolidated Statements of Operations
             for the three and six months ended March 31, 2003 and 2002 ..............      4

           Consolidated Statements of Cash Flows
             for the six months ended March 31, 2003 and 2002 ........................      5

           Notes to Consolidated Financial Statements ................................      7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations .......................................     16

   Item 3. Quantitative and Qualitative Disclosure about Market Risk .................     25

   Item 4. Controls and Procedures ...................................................     25

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings .........................................................     25

   Item 6. Exhibits and Reports on Form 8-K ..........................................     26

SIGNATURES ...........................................................................     28

CERTIFICATIONS .......................................................................     29

Part 1.
Item 1.  Financial Statements

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

Amounts in thousands, except share data


                                                                                             March 31,           September 30,
                                                                                                2003                2002
                                                                                            -----------          -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $    38,326           $  33,498
   Management accounts receivable, net                                                           38,863              39,664
   Accounts receivable - other                                                                   11,341              15,714
   Current portion of notes receivable (including amounts due from
     related parties of $3,189 at March 31, 2003 and $8,972 at September 30, 2002)                5,445              11,549
   Prepaid expenses                                                                              12,692               9,835
   Deferred income taxes                                                                             72                  72
                                                                                            -----------           ---------
         Total current assets                                                                   106,739             110,332
Notes receivable, less current portion                                                           40,628              41,210
Property, equipment, and leasehold improvements, net                                            449,163             434,733
Contracts and lease rights, net                                                                 107,106             108,406
Goodwill, net                                                                                   242,141             242,141
Investment in and advances to partnerships and joint ventures                                    14,093              12,836
Other assets                                                                                     46,599              49,226
                                                                                            -----------           ---------
    Total assets                                                                            $ 1,006,469           $ 998,884
                                                                                            ===========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt and capital lease obligations                          $   241,473           $  53,318
   Accounts payable                                                                              75,765              73,638
   Accrued expenses                                                                              47,450              43,659
   Management accounts payable                                                                   25,846              22,671
   Income taxes payable                                                                           1,153               9,851
                                                                                            -----------           ---------
         Total current liabilities                                                              391,687             203,137
Long-term debt and capital lease obligations, less current portion                               34,182             207,098
Deferred rent                                                                                    28,333              29,104
Deferred income taxes                                                                            10,519              13,825
Other liabilities                                                                                19,059              20,259
                                                                                            -----------           ---------
         Total liabilities                                                                      483,780             473,423
Company-obligated mandatorily redeemable convertible securities of
   subsidiary trust holding solely parent debentures                                             78,085              78,085
Minority interest                                                                                30,335              31,572

Shareholders' equity:
   Common stock, $0.01 par value; 50,000,000 shares authorized, 36,099,400 and
     35,951,626 shares issued and outstanding at March 31, 2003 and
     September 30, 2002, respectively                                                               360                 360
   Additional paid-in capital                                                                   242,640             242,112
   Accumulated other comprehensive loss, net                                                     (1,382)             (2,377)
   Retained earnings                                                                            173,559             176,924
   Other                                                                                           (908)             (1,215)
                                                                                            -----------           ---------
         Total shareholders' equity                                                             414,269             415,804
                                                                                            -----------           ---------

    Total liabilities and shareholders' equity                                              $ 1,006,469           $ 998,884
                                                                                            ===========           =========

See accompanying notes to consolidated financial statements.

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

Amounts in thousands, except per share data

                                                        Three months ended March 31,      Six months ended March 31,
                                                        ----------------------------      --------------------------
                                                              2003          2002              2003          2002
                                                           ---------     ---------         ---------     ---------
Revenues:
  Parking                                                  $ 146,451     $ 147,919         $ 297,099     $ 293,378
  Management contracts                                        29,381        29,357            59,938        58,931
                                                           ---------     ---------         ---------     ---------
                                                             175,832       177,276           357,037       352,309
  Reimbursement of management contract expenses              102,722        94,632           204,703       192,336
                                                           ---------     ---------         ---------     ---------
    Total revenues                                           278,554       271,908           561,740       544,645
                                                           ---------     ---------         ---------     ---------

Costs and expenses:
  Cost of parking                                            140,407       128,810           274,828       255,066
  Cost of management contracts                                17,486        13,330            32,094        25,339
  General and administrative                                  20,966        17,454            41,558        35,563
                                                           ---------     ---------         ---------     ---------
                                                             178,859       159,594           348,480       315,968
  Reimbursed management contract expenses                    102,722        94,632           204,703       192,336
                                                           ---------     ---------         ---------     ---------
         Total costs and expenses                            281,581       254,226           553,183       508,304
Property-related (losses) gains, net                          (2,540)        3,024            (2,540)        7,033
                                                           ---------     ---------         ---------     ---------
  Operating (loss) earnings                                   (5,567)       20,706             6,017        43,374

Other income (expenses):
  Interest income                                              1,170         1,517             2,368         2,927
  Interest expense                                            (5,594)       (3,061)           (8,548)       (6,319)
  Dividends on Company-obligated mandatorily
    redeemable convertible securities of a
    subsidiary trust                                          (1,045)       (1,258)           (2,089)       (2,730)
  Gain on repurchase of company-obligated
    mandatorily redeemable convertible
    securities of a subsidiary trust                              --         2,845                --         8,364
  Gain on sale of non operating assets                         3,241            --             3,241            --
  Equity in partnership and joint venture earnings               592           587             1,261         1,969
                                                           ---------     ---------         ---------     ---------
(Loss) earnings from continuing operations before
  income taxes, minority interest, and
  cumulative effect of accounting changes                     (7,203)       21,336             2,250        47,585
Income tax benefit (expense)                                   2,460        (7,501)             (667)      (16,886)
                                                           ---------     ---------         ---------     ---------
(Loss) earnings from continuing operations before
  minority interest, and cumulative
  effect of accounting change                                 (4,743)       13,835             1,583        30,699
Minority interest, net of tax                                 (1,075)       (1,006)           (2,360)       (2,278)
Cumulative effect of accounting change, net of tax                --            --                --        (9,341)
                                                           ---------     ---------         ---------     ---------
  (Loss) earnings from continuing operations                  (5,818)       12,829              (777)       19,080
                                                           ---------     ---------         ---------     ---------

  Discontinued operations, net of tax                         (3,332)           62            (1,507)          154
                                                           ---------     ---------         ---------     ---------

  Net (loss) earnings                                      $  (9,150)    $  12,891         $  (2,284)    $  19,234
                                                           =========     =========         =========     =========

Basic earnings per share:
 (Loss) earnings from continuing operations before
   cumulative effect of accounting change                  $   (0.16)    $    0.36         $   (0.02)    $    0.80
 Cumulative effect of accounting change, net of tax               --            --                --         (0.26)
 Discontinued operations, net of tax                           (0.09)           --             (0.04)           --
                                                           ---------     ---------         ---------     ---------
   Net (loss) earnings                                     $   (0.25)      $  0.36         $   (0.06)    $    0.54
                                                           =========     =========         =========     =========
Diluted earnings per share:
 (Loss) earnings before cumulative effect of
   accounting change                                       $   (0.16)    $    0.36         $   (0.02)    $    0.79
 Cumulative effect of accounting change, net of tax               --            --                --         (0.26)
 Discontinued operations, net of tax                           (0.09)           --             (0.04)           --
                                                           ---------     ---------         ---------     ---------
   Net (loss) earnings                                     $   (0.25)    $    0.36         $   (0.06)    $    0.53
                                                           =========     =========         =========     =========

 Weighted average shares used for basic per share data        35,980        35,775            35,974        35,765
 Effect of dilutive common stock options                          --           363                --           240
                                                           ---------     ---------         ---------     ---------
 Weighted average shares used for dilutive per share data     35,980        36,138            35,974        36,005
                                                           =========     =========         =========     =========


See accompanying notes to consolidated financial statements.

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

Amounts in thousands

                                                                Six months ended March 31,
                                                                --------------------------
                                                                     2003         2002
                                                                  ---------     --------
Cash flows from operating activities:
   Net (loss) earnings                                            $  (2,284)    $ 19,234
   Loss (earnings) from discontinued operations                       1,507         (154)
                                                                  ---------     --------
   (Loss) earnings from continuing operations                          (777)      19,080
   Adjustments to reconcile net (loss) earnings to net cash
    provided by operating activities:
     Depreciation and amortization of property                       17,139       17,082
     Equity in partnership and joint venture earnings                (1,261)      (1,969)
     Distributions from partnerships and joint ventures                 591        2,685
     Gain on sale of non operating assets                            (3,241)          --
     Property-related (gains) losses, net                             2,540       (7,033)
     Gain on repurchase of company-obligated mandatorily
      redeemable convertible securities of a subsidiary trust            --       (8,364)
     Realized loss on ineffective derivatives due to debt
      refinancing                                                       918           --
     Decrease in fair value of derivatives                               12           --
     Cumulative effect of accounting change, net of tax                  --        9,341
     Deferred income tax (benefit) expense                           (3,968)       3,724
     Minority interest, net of tax                                    2,360        2,278
   Changes in operating assets and liabilities, excluding
    effects of acquisitions:
     Management accounts receivable                                     801       (2,587)
     Accounts receivable - other                                      4,373        4,013
     Prepaid expenses                                                (2,857)      (5,163)
     Other assets                                                    (1,237)      (2,931)
     Accounts payable, accrued expenses and other liabilities         4,436        2,723
     Management accounts payable                                      3,175        1,925
     Deferred rent                                                     (771)       8,274
     Income taxes payable                                            (8,698)       1,112
                                                                  ---------     --------
         Net cash provided by operating activities -
          continuing operations                                      13,535       44,190
         Net cash (used) provided by operating
          activities - discontinued operations                       (1,299)         154
                                                                  ---------     --------
         Net cash provided by operating activities                   12,236       44,344
                                                                  ---------     --------

Cash flows from investing activities:
   Proceeds from disposition of property and equipment               17,200       13,942
   Proceeds from sale of investment in partnership                       --       17,603
   Purchases of property, equipment and leasehold improvements      (34,573)     (12,922)
   Purchases of contract and lease rights                            (7,857)     (18,872)
   Acquisitions, net of cash acquired                                    --      (17,988)
   Other investing activities                                         6,732           32
                                                                  ---------     --------

         Net cash used by investing activities                      (18,498)     (18,205)
                                                                  ---------     --------

Cash flows from financing activities:
   Dividends paid                                                    (1,081)      (1,080)
   Net (repayments) borrowings under revolving credit
     agreement                                                      (83,000)      23,500
     Proceeds from issuance of notes payable                        175,000           --
   Principal repayments on long-term debt and capital
     lease obligations                                              (76,761)     (27,899)
   Payment to minority interest partners                             (3,597)      (3,563)
   Repurchase of common stock                                            --         (488)
   Repurchase of mandatorily redeemable securities                       --      (19,325)
   Proceeds from issuance of common stock and exercise
    of stock options                                                    528        2,166
                                                                  ---------     --------

         Net cash provided (used) by financing activities            11,089      (26,689)
                                                                  ---------     --------

Foreign currency translation                                              1         (146)
                                                                  ---------     --------

         Net increase (decrease) in cash and cash equivalents         4,828         (696)

Cash and cash equivalents at beginning of period                     33,498       41,849
                                                                  ---------     --------

Cash and cash equivalents at end of period                        $  38,326     $ 41,153
                                                                  =========     ========

Non-cash transactions:
    Issuance of restricted stock                                  $      --     $     12
    Purchase of equipment with capital lease                      $      --     $    635
    Unrealized gain on fair value of derivatives                  $      64     $    500

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                        Six months ended March 31,
                                                                        -------------------------
                                                                          2003             2002
                                                                        -------          --------
Cash payments for:
     Interest                                                           $10,383          $  6,061
     Income taxes                                                       $13,008          $ 11,933

Effects of acquisitions:
    Estimated fair value of assets acquired                             $    --          $  5,541
    Purchase price in excess of net assets acquired (goodwill)               --            15,215
    Estimated fair value of liabilities assumed                              --            (2,943)
                                                                        -------          --------

    Cash paid                                                                --            17,813
    Less cash acquired                                                       --               185
                                                                        -------          --------

    Net cash paid for acquisitions                                      $    --          $ 17,628
                                                                        =======          ========


See accompanying notes to consolidated financial statements.

                  CENTRAL PARKING CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

(1) BASIS OF PRESENTATION

A. The accompanying unaudited consolidated financial statements of Central Parking Corporation ("Central Parking" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2002 (included in the Company's Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current year presentation.

B. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included below.

         The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period, (in thousands, except per share amounts).

                                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                   MARCH 31,                                 MARCH 31,
                                                         ----------------------------              ----------------------------
                                                            2003               2002                   2003               2002
                                                         ---------         ----------              ---------         ----------
Net (loss) earnings, as reported                         $  (9,150)        $   12,891              $  (2,284)        $   19,234

Add stock-based employee compensation expense
included in reported net (loss)
earnings, net of tax                                            --                 --                     --                 --

Deduct total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of tax                           (1,363)            (1,705)                (2,864)            (2,855)
                                                         ---------         ----------              ---------         ----------
Pro forma net (loss) earnings                            $ (10,513)        $   11,186              $  (5,148)        $   16,379
                                                         =========         ==========              =========         ==========

Earnings per share:
Basic-as reported                                        $   (0.25)        $     0.36              $   (0.06)        $     0.54
                                                         =========         ==========              =========         ==========
Basic-pro forma                                          $   (0.29)        $     0.31              $   (0.14)        $     0.46
                                                         =========         ==========              =========         ==========

Diluted-as reported                                      $   (0.25)        $     0.36              $   (0.06)        $     0.53
                                                         =========         ==========              =========         ==========
Diluted-pro forma                                        $   (0.29)        $     0.31              $   (0.14)        $     0.46
                                                         =========         ==========              =========         ==========

(2) ACQUISITIONS

         USA Parking Systems

         On October 1, 2001, the Company purchased substantially all of the assets of USA Parking Systems, Inc. for $11.5 million in cash. The purchase included 61 management and lease contracts located primarily in south Florida and Puerto Rico. The fair value of the assets acquired as of the acquisition date was as follows (in thousands):

                   Tangible assets                             $     2,779
                   Noncompete agreement                                175
                   Trade name                                          100
                   Contract rights                                   8,475
                                                               -----------
                        Net assets acquired                    $    11,529
                                                               ===========

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

         Park One of Louisiana, LLC

         On January 1, 2002, the Company purchased certain assets and liabilities of Park One of Louisiana, LLC, for $5.6 million in cash. The purchase included 24 management and 17 lease contracts located in New Orleans, Louisiana. The fair value of the assets acquired as of the acquisition date was as follows (in thousands):

                   Tangible assets                             $       491
                   Contract rights                                   5,864
                   Liabilities assumed                                (805)
                                                               -----------
                        Net assets acquired                    $     5,550
                                                               ===========

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

         In October 2002, the Company executed an agreement with Connex South Eastern Limited, a rail company headquartered in the United Kingdom, to lease 82 parking facilities throughout the United Kingdom. Under the terms of the lease agreement, the Company paid an upfront payment of $6.4 million for the right to lease these facilities and agreed to invest approximately $5 million in property improvements at these locations. The $6.4 million of upfront payments and $5 million in property improvements will be amortized over the term of the lease which is 9 years. Yearly base lease payments under the lease range from $7.1 million in year one to $7.4 million in years two through nine. Additionally, lease payments may increase during the final six years of the lease based upon increases in the aggregate pricing charged to customers at these locations.

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

         The company-obligated mandatorily redeemable securities of the subsidiary trust have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. At March 31, 2003 and 2002, such securities were convertible into 1,419,588 and 1,482,820 shares of common stock, respectively. For the three months ended March 31, 2002, options to purchase 529,246 shares are excluded from the diluted common shares since they are anti-dilutive. For the six months ended March 31, 2002, options to purchase 1,170,506 shares are excluded from the calculation of diluted common shares since they are anti-dilutive. For the three and six months ended March 31, 2003, the reported net loss resulted in all options to purchase common shares being excluded from the calculation of diluted common shares.

(4) PROPERTY-RELATED GAINS (LOSSES), NET

         The Company routinely disposes of or impairs owned properties, leasehold improvements, contract rights, lease rights and other long term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, effective October 1, 2002. In accordance with SFAS No. 144, gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations as are gains and losses on the termination prior to the end of the contractual term of lease of management obligations. Impairments associated with parking facilities that meet the assets held-for-sale criteria as defined in SFAS No. 144 are also included as a component of discontinued operations. A summary of property-related gains and losses for the three and six months ended March 31, 2003 and March 31, 2002 is as follows (in thousands):

                                               Three months ended       Six months ended
                                                   March 31,                March 31,
                                                2003        2002        2003        2002
                                              -------     -------     -------     -------
Net (losses) gains on sale of property        $   (83)    $  (100)    $   (83)    $ 4,861
Impairment charges for property, equipment
 and leasehold improvements                      (427)         (5)       (427)        (61)
Impairment charges for contract rights,
 lease rights and other intangible assets      (2,030)       (723)     (2,030)     (1,619)
Net gains on sale of partnership interests         --       3,852          --       3,852
                                              -------     -------     -------     -------
Total property-related (losses) gains, net    $(2,540)    $ 3,024     $(2,540)    $ 7,033
                                              =======     =======     =======     =======

(5) GOODWILL AND INTANGIBLE ASSETS

         As of March 31, 2003, the Company had the following amortizable intangible assets (in thousands):

                                     Gross
                                   Carrying        Accumulated
                                    Amount         Amortization          Net
                                   --------        ------------       --------
Contract and lease rights          $150,659          $43,553          $107,106
Noncompete agreements                 2,575            2,328               247
                                   --------          -------          --------
    Total                          $153,234          $45,881          $107,353
                                   ========          =======          ========

         Amortization expense related to the contract and lease rights was $2.5 million and $4.9 million, respectively, for the three and six months ended March 31, 2003 and 2002. Amortization expense related to noncompete agreements was $50,000 and $0.1 million, respectively, for the six months ended March 31, 2003 and 2002.

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

(6) GAIN ON SALE OF NON-OPERATING ASSETS

         During the three months ended March 31, 2003, the Company consummated the sale of an airplane owned by the Company for $3.9 million. At the time of the consummation of the sale, the airplane had a net book value of $0.1 million, resulting in the recognition of a gain of $3.2 million, net of selling costs.

(7) LONG-TERM DEBT

         On February 28, 2003, the Company entered into a credit facility (the "Credit Facility") initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving credit facility including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. The Credit Facility refinanced an existing credit facility (the "1999 Credit Facility") which had an aggregate availability of up to $400 million consisting of a $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan which required quarterly payments of $12.5 million. The 1999 Credit Facility bore interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. At the time of the refinancing, the amount outstanding under the 1999 Credit Facility was $260.3 with an average interest rate of 2.96% and an aggregate availability of $2.2 million. The Credit Facility is secured by ownership in certain subsidiaries, real estate and personal property.

         The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving credit facility and term loan. The weighted average margin as of March 31, 2003 was 2.98%. The amount outstanding under the Company's Credit Facility was $238.5 million with a weighted average interest rate of 4.3% as of March 31, 2003. The term loan is required to be repaid in quarterly payments of $0.44 million through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $72.5 million at March 31, 2003, which is net of $39.0 million of stand-by letters of credit.

         The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of March 31, 2003, subject to certain conditions. The Company was in default due to non-compliance with both the leverage and senior leverage ratios. A temporary waiver was obtained from the lenders for the quarter ended March 31, 2003. Pursuant to the provisions of the Emerging Issues Task Force ("EITF") Issue No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the Company projected future compliance with the existing covenants and concluded that non-compliance with the same covenants at the next quarterly measurement date was probable. Accordingly, the outstanding balance of the Credit Facility of $238.5 million is classified as a current liability at March 31, 2003. The Company incurred a fee of $350 thousand to obtain the temporary waiver, which was recorded as additional interest expense during the quarter ended March 31, 2003.

         The Company plans to seek an amendment of the Credit Facility prior to August 15, 2003 as required by the temporary waiver obtained from its lenders. The Company paid a fee of $0.4 million in connection with obtaining the waiver. During the waiver period, interest rates will increase by 25 basis points the total outstanding revolving loan balance shall not exceed $140,000,000, and net cash proceeds from dispositions in excess of $2.5 million will be used to repay loans. During the waiver period, the Company and its lenders will determine the amendment modifications which are expected to include temporary or permanent covenant and pricing modifications.

         The failure of the Company to amend the existing Credit Facility prior to August 15, 2003 would result in the Company being in default under the terms of the Credit Facility. The Company's inability to secure an amendment of the Credit Facility or other financing would have a material adverse impact on the Company. Additionally, amendments to the Credit Facility are expected to result in higher interest rates and expenses.

(8) CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES

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

         On June 28, 2002, the Company repurchased 138,800 shares of its Preferred Securities for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of its Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Preferred Securities for $10.0 million. For the year ended September 30, 2002, these transactions resulted in a reduction of $31.9 million of the outstanding balance of the

Preferred Securities and pre-tax gains of $9.2 million, net of write downs of a proportionate share of the related deferred finance costs of $0.9 million.

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

         To meet this objective, management enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under the interest rate swaps, the Company receives variable interest rate payments, thereby creating fixed-rate debt. The purchased interest rate cap agreements protected the Company from increases in interest rates that would result in increased cash interest payments made under its 1999 Credit Facility. Under the agreements, the Company has the right to receive cash if interest rates increase above a specified level.

         The Company recognizes all derivative instruments as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

         At March 31, 2003, the Company's derivative financial instruments consist of three interest rate cap agreements with a combined notional amount of $75 million and two interest rate swaps with a combined notional amount of $38 million. The interest rate caps and an interest rate swap with a notional amount of $25 million were obtained to manage fluctuations in cash flows associated with the Company's 1999 Credit Facility. The refinancing of the credit facility during the second quarter of 2003 resulted in these derivatives being deemed to be ineffective based on the guidance provided in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related interpretations. Accordingly, the Company recorded an increase to interest expense of approximately $0.9 million during the quarter ended March 31, 2003, which represented the balance recorded as a component of accumulated other comprehensive loss associated with accumulated unrealized loss previously ineffective derivative at February 28, 2003 financial instruments.

         As of March 31, 2003, the Company has not redesignated these derivative financial instruments. As a result, the three interest rate caps and the interest rate swap are being accounted for as speculative derivative financial instruments with changes in fair values being reflected as a component of interest expense. For the three months ended March 31, 2003, approximately $12,000 was recorded as an increase in interest expense to reflect the decrease in fair value of these ineffective derivatives from the date of the refinancing to March 31, 2003.

         For the remaining interest rate swap with a notional amount of $13 million, the underlying terms of the interest rate swap, including the notional amount, interest rate index, duration and reset dates are identical to those of the associated debt instrument and therefore the hedging relationship results in no ineffectiveness. Accordingly, such interest rate swap is classified as a cash flow hedge. As such any changes in the fair value of the swap is included in accumulated other comprehensive income on the face of the balance sheet.

         The following table lists the carrying value (fair value) of each type of derivative financial instrument (amounts in thousands):

                                                March 31, 2003        September 30, 2002
                                                --------------        ------------------
Derivative instrument assets:
         Interest rate caps                      $        --               $    5
                                                 ===========               ======

Derivative instrument liabilities:
         Interest rate swaps                     $     2,400               $3,043
                                                 ===========               ======


(10) REVENUE RECOGNITION

         In January 2002, EITF released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which the Company adopted in the third quarter of fiscal 2002. This pronouncement requires the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods have been reclassified to conform to the presentation of these reimbursed expenses in 2002. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $103 million and $95 million for the three months ended March 31,2003 and 2002, respectively, and $205 million and $192 million for the six months ended March 31, 2003 and 2002, respectively.

(11) DISCONTINUED OPERATIONS

         The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from a disposed parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale or disposal be reflected as discontinued operations. For the six months ended March 31, 2003, the Company designated as held-for-sale or disposal, nineteen locations, resulting in a loss from discontinuing operations of $1.5 million, net of tax, including before tax amounts of $2.1 million in legal and professional expenses which include amounts related to the settlement of the Texas Gulf Bank lawsuit, $2.4 million in impairment and $2.3 million in property related gains. Included in the three and six months ended March 31, 2003 is the results of operations for the first and second quarter of fiscal 2003 for all discontinued locations. The Company also reclassified the March 31, 2002 three and six months results of the locations disposed of during the first quarter and second fiscal quarters of 2003. These losses, net of related income taxes, are reflected as discontinued operations.

(12) RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, for new or modified guarantees. The impact on the Company's financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the quarter ended March 31, 2003 which were impacted by the provisions of FASB Interpretation No. 45.

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

(13) COMMITMENTS AND CONTINGENCIES

         The Company entered into a partnership agreement effective June 1, 2000, to operate certain locations in Puerto Rico. The Company is the general partner. The partners entered into an option agreement on that date whereby the limited partner had the option to sell its partnership interest to the Company. The Company's partner exercised its option to sell its interest in the partnership to the Company on March 31, 2003, for approximately $14.3 million. The purchase price of $14.3 million is included in accrued expenses as of March 31, 2003.

         The Company has reached tentative agreement to settle a lawsuit brought by Texas Gulf Bank and other trustees and individuals on behalf of the owners of an individual interest in an undeveloped city block in downtown Houston that was leased by a subsidiary of Allright, (which is a subsidiary of the Company). The suit was filed in June 2001, in the 270th Judicial District Court in Harris County, Texas. The plaintiffs in the suit alleged substantial underpayment of percentage rent as a result of theft and fraud. The parties have entered into a confidential, binding letter agreement, which is subject to the execution of a definitive settlement agreement. Management has established an accrual for the entire amount of the proposed settlement.

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

(14) COMPREHENSIVE (LOSS) INCOME

         Comprehensive (loss) income for the three and six months ended March 31, 2003 and 2002, was as follows (in thousands):


                                                        Three months ended           Six months ended
                                                             March 31,                   March 31,
                                                       ---------------------      ---------------------
                                                         2003          2002         2003          2002
                                                       -------      --------      -------      --------
Net (loss) earnings                                    $(9,150)     $ 12,891      $(2,284)     $ 19,234
Change in fair value of derivatives, net of tax            793           272          994           500
Foreign currency cumulative translation adjustment         207          (146)           1          (146)
                                                       -------      --------      -------      --------
Comprehensive (loss) income                            $(8,150)     $ 13,017      $(1,289)     $ 19,588
                                                       =======      ========      =======      ========

(15) BUSINESS SEGMENTS

         The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings of each segment for the three and six months ended March 31, 2003 and 2002, as well as identifiable assets for each segment as of March 31, 2003 and September 30, 2002. During fiscal year 2002, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

                          Three months ended         Six months ended
                               March 31,                March 31,
                        ---------------------     ---------------------
                          2003         2002         2003         2002
                        --------     --------     --------     --------
Revenues:(1)
   Segment One          $ 17,731     $ 18,173     $ 37,026     $ 36,922
   Segment Two            72,369       74,666      148,468      148,643
   Segment Three           9,042        9,242       18,164       17,767
   Segment Four           18,289       18,855       36,884       37,187
   Segment Five            9,550        7,950       19,378       15,855
   Segment Six             3,617        2,892        7,141        6,250
   Segment Seven          25,888       26,222       51,674       52,155
   Segment Eight          19,184       18,801       37,937       36,907
   Other                     162          475          365          623
                        --------     --------     --------     --------
     Total revenues     $175,832     $177,276     $357,037     $352,309
                        ========     ========     ========     ========

(1) Revenues exclude reimbursement of management contract expenses. Such amounts were $102.7 million and $94.6 million for the three months ended March 31, 2003 and 2002, respectively, and $204.7 million and $192.3 million for the six months ended March 31,2003 and 2002, respectively.

Operating (loss) earnings:
   Segment One                           $(3,259)     $   605     $(2,960)     $ 1,339
   Segment Two                            (1,151)       5,836       4,578       13,269
   Segment Three                          (1,542)       1,075      (1,057)       1,379
   Segment Four                            2,020        2,405       3,903        5,345
   Segment Five                              746        1,116       1,621        2,627
   Segment Six                               424          132         970          528
   Segment Seven                             262        2,978       2,081        6,024
   Segment Eight                            (513)       1,804         378        3,944
   Other                                  (2,554)       4,755      (3,497)       8,919
                                         -------      -------     -------      -------
     Total operating (loss) earnings     $(5,567)     $20,706     $ 6,017      $43,374
                                         =======      =======     =======      =======

                          March 31,   September 30,
                         ----------   -------------
                             2003         2002
                         ----------   ------------
Identifiable assets:
   Segment One           $   18,040     $ 20,660
   Segment Two              355,472      309,260
   Segment Three             19,742       19,582
   Segment Four              29,541       24,542
   Segment Five              35,034       25,322
   Segment Six                3,694        3,108
   Segment Seven             31,151       28,412
   Segment Eight             39,176       41,197
   Other                    474,619      526,801
                         ----------     --------
     Total assets        $1,006,469     $998,884
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

(16) SUBSEQUENT EVENTS

         On May 5, 2003, the Company announced that William J. Vareschi, Jr., Chief Executive Officer, acting Chief Financial Officer and Vice Chairman, resigned from his position with the Company. During the third quarter of 2003, the Company will expense severance charges for Mr. Vareschi, of approximately $2,500,000 and restricted stock awards of $1,640,000. The Company's Board of Directors named founder and chairman Monroe J. Carell, Jr., as Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS MAY PROVE INACCURATE

         This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption "Risk Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's annual report on Form 10-K for the year ended September 30, 2002. Forward-looking statements include, but are not limited to, discussions regarding the Company's operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources and results of operations. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "estimates" or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The following important factors, in addition to those discussed elsewhere in this document, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements:

         - ongoing integration of past and future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

         - successful implementation of the Company's operating and growth strategy, including possible strategic acquisitions;

         - the loss, or renewal on less favorable terms, of management contracts and leases;

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

         -        additional acts of terrorism or war;

         -        global and/or regional economic factors;

         -        the outcome of litigation;

         - compliance with local, state, national and international laws and regulations, including, without limitation, local regulations and restrictions on parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws; and

         - the inability to obtain an amendment or other further waivers to the Company's Credit Facility on terms favorable to the Company.


OVERVIEW

         The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. As of March 31, 2003, Central Parking operated 1,745 parking facilities through management contracts, leased 1,872 parking facilities, and owned 213 parking facilities, either independently or in joint ventures with third parties. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums, claims and other indirect overhead.

         Parking revenues from owned properties amounted to $16.8 million and $17.9 million for the three months ended March 31, 2003 and 2002, respectively, representing 11.5% and 12.1% of total parking revenues for the respective periods. For the six months ended March 31, 2003 and 2002, parking revenues from owned properties were $32.8 million and $34.7 million, respectively, representing 11.0% and 11.8% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater risk than managed or leased facilities, but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All owned facility revenues flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical or electrical maintenance or repairs.

         Parking revenues from leased facilities amounted to $129.7 million and $130.0 million for the three months ended March 31, 2003 and 2002, respectively, and $264.3 million and $258.7 million for the six months ended March 31, 2003 and 2002, respectively. Parking revenues from leased facilities accounted for 88.5% and 87.9% of total parking revenues for the three months ended March 31, 2003 and 2002, respectively, and 89.0% and 88.2% of total parking revenues for the six months ended March 31, 2003 and 2002, respectively. The Company's leases generally require the payment of a fixed amount of rent, regardless of the profitability of the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. Generally speaking, leased facilities require a longer commitment and a larger capital investment for the Company and represent a greater risk than managed facilities but provide a greater opportunity for long-term growth in revenues and profits. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical or electrical maintenance repairs. Lease arrangements are typically for terms of three to ten years, with a renewal term, and generally provide for increases in base rent based on indices, such as the Consumer Price Index, or on pre-determined amounts.

         Management contract revenues amounted to $29.4 million and $29.4 million for the three months ended March 31, 2003 and 2002, respectively, and $59.9 million and $58.9 million for the six months ended March 31, 2003 and 2002, respectively. The Company's responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. With respect to insurance, the Company's clients have the option of obtaining liability insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company's size and claims experience, management believes it can purchase such insurance at lower rates than the Company's clients can generally obtain on their own. Accordingly, Central Parking historically has generated profits on the insurance provided under its management contracts.

         In January 2002, EITF released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred, which the Company adopted in the third quarter of fiscal 2002. This pronouncement requires the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods have been reclassified to conform to the presentation of these reimbursed expenses in 2002.


CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company's current judgments and estimates.

         This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002, the following involve a higher degree of judgment and complexity:

         Impairment of Long-Lived Assets and Goodwill

         As of March 31, 2003, the Company's long-lived assets were comprised primarily of $449.2 million of property, equipment and leasehold improvements, $107.1 million of contract rights and $24.4 million of deferred expenses. In accounting for the Company's long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of March 31, 2003, the Company had $242.1 million of goodwill.

         The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. For the three months ended March 31, 2002, the Company recorded $0.7 million of prepaid rent impairment related to the condemnation of a property in Houston. For the six months ended March 31, 2002, the Company recorded $1.6 million in impairment due to the $0.7 million write-off of the prepaid rent for a property in Houston, as well as, $0.9 million write-off of contract rights related to locations in Houston, Fort Worth and San Diego that were no longer operated by the Company. The 2002 impairments were recorded as a component of property related (losses) gains in the statement of operations. A $9.3 million impairment charge reflected in the statement of operations for the six months ended March 31, 2002, resulted from the Company's initial adoption of SFAS No. 142 and is reflected as a cumulative effect of an accounting change as of October 1, 2001. The Company recorded impairment losses of approximately $2.5 million in property related losses and an additional $2.4 million in discontinued operations during the three and six months ended March 31, 2003. Future events may indicate differences from management's judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

         Contract and Lease Rights

         As of March 31, 2003, the Company had $107.1 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company's historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

         Allowance for Doubtful Accounts

         As of March 31, 2003, the Company had $51.9 million of trade receivables, including management accounts receivable and accounts receivable - other. Additionally, the Company had a recorded allowance for doubtful accounts of $1.7 million. The Company reports accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

         Litigation

         The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company's various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5,

Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management's determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, for new or modified guarantees. The impact on the Company's financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the quarter ended March 31, 2003, which were impacted by the provisions of FASB Interpretation No. 45.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 during the three months ended December 31, 2002.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Parking revenues in the second quarter of fiscal year 2003 decreased to $146.5 million from $147.9 million in the second quarter of fiscal year 2002, a decrease of $1.4 million, or 1.0%. The decrease primarily resulted from a $2.7 million decrease in same-store revenues due to the effects of the severe winter weather and decreases in monthly parking activity, offset by $1.3 million increase due to new locations.

         Management contract revenues for the second quarter of fiscal 2003 remained constant at $29.4 million compared to the same period in fiscal 2002.

         Cost of parking in the second quarter of 2003 increased to $140.4 million from $128.8 million in the second quarter of 2002, an increase of $11.6 million or 9.0%. This increase included a $3.5 million increase in rent expense due to new locations and new lease agreements, a $1.6 million increase due to snow removal and an increase in payroll expense of $1.4 million. Other items causing this increase were cost inflation driven by higher property taxes and insurance costs and start up costs related to new business brought on since last year. Rent expense as a percentage of parking revenues increased to 52.8% during the quarter ended March 31, 2003, from 49.8% in the quarter ended March 31, 2002. Payroll and benefit expenses were 19.7% of parking revenues during the second quarter of fiscal 2003 as compared to 18.6% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 95.9% in the second quarter of fiscal 2003 from 87.1% in the second quarter of fiscal 2002.

         Cost of management contracts in the second quarter of fiscal 2003 increased to $17.5 million from $13.3 million in the comparable period in 2002, an increase of $4.2 million or 31.2%. The increase was primarily caused by an increase of $1.5 million in bad debt expense, an increase of $1.0 million in employee health care costs, an increase of $0.6 million in commercial and unemployment insurance, an increase of $0.6 million in bodily injury insurance and an increase of $0.5 million in property damage insurance. The increase in the bad debt expense was attributed to the weak economy as well as the deterioration in aging accounts, and balances being disputed by customers whose resolution is in litigation. Cost of management contracts as a percentage of management contract revenue increased to 59.5% for the second fiscal quarter of 2003 from 45.4% for the same period in 2002, due to the increase in the aforementioned items.

         General and administrative expenses increased to $21.0 million for the second quarter of fiscal 2003 from $17.5 million in the second quarter of fiscal 2002, an increase of $3.5 million or 20.1%. This increase is due to an increase in legal and professional expenses of $1.5 million and an increase of $1.2 million in payroll and related costs. Miscellaneous other expenses comprise the remainder of the increase for the second quarter of fiscal 2003. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 12.0% for the second quarter of fiscal 2003 compared to 9.9% for the second quarter of fiscal 2002.

         Net property-related losses for the three months ended March 31, 2003 was $2.5 million. The $2.5 million loss was comprised of impairments of contract rights and deferred expenses related to six locations in New York which management plans to continue to operate. Due to continued operating losses, the Company revised its future projections which required the impairment charges. The Company's property-related gains for the three months ended March 31, 2002, were primarily comprised of the sale of the interest in a partnership.

         The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from a disposed parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale or disposal reflected as discontinued operations. For the three months ended March 31, 2003, the Company disposed of or committed to a plan to dispose of thirteen locations, resulting in losses, net of tax, of $3.3 million, including $2.4 million of impairment charges. The Company also reclassified to discontinued operations the March 31, 2002 comparitive amounts to include the six locations disposed of during the first fiscal quarter as well as the thirteen locations disposed of during the second fiscal quarter. These losses, net of related income taxes, are reflected as discontinued operations.

         Interest income decreased to $1.2 million for the second quarter of fiscal 2003 from $1.5 million in the second quarter of fiscal 2002, a decrease of $0.3 million, or 22.9%. The decrease in interest income was the result of lower market interest rates.

         Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities increased to $6.6 million for the second quarter of fiscal 2003 from $4.3 million in the second quarter of fiscal 2002, an increase of $2.3 million or 53.7%. The increase was due, in part to costs associated with the refinancing of the 1999 Credit Facility. Deferred finance cost of $0.8 million and interest rate swap costs of $0.9 million were written off during the quarter and included as a component of interest expense. The Company also incurred waiver related fees of $0.4 million that were included in interest expense. Additionally, the Company had 138,800 fewer convertible securities outstanding as of March 31, 2003 compared to March 31, 2002.

         The weighted average balance outstanding for the Company's debt obligations and convertible securities was $362.1 million during the quarter ended March 31, 2003, at a weighted average interest rate of 6.91% compared to a weighted average balance outstanding of $391.9 million at a weighted average rate of 4.49% during the quarter ended March 31, 2002. Deferred finance costs were included in the calculation of the weighted average interest rate.

         Gain on sale of non-operating assets was $3.2 million for the second quarter of fiscal 2003. The gain is attributable to the sale of the corporate airplane during the second quarter.

         The Company's income tax benefit was $2.5 million for the second quarter of fiscal 2003 as compared to income tax expense of $7.5 million in the second quarter of fiscal 2002, a decrease of $10.0 million or 132.8%. The effective tax rate on earnings from continuing operations for the second quarter of fiscal 2003 was 34.2% compared to 35.2% for the second quarter of fiscal 2002.

         The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from a disposal of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale or disposal be reflected as discontinued operations. For the six months ended March 31, 2003, the Company designated as held-for-sale or disposal, nineteen locations, resulting in a loss from discontinuing operations of $3.3 million, net of tax, including before tax amounts of $2.1 million in legal and professional expenses which include amounts related to the settlement of the Texas Gulf Bank lawsuit, and $2.4 million in impairment. Included in the six months ended March 31, 2003 is the results of operations for the first and second quarter of fiscal 2003 for all discontinued locations. The Company also reclassified the March 31, 2002 statement of operations to include the six months activity of the locations disposed of during the first quarter as well as the thirteen locations disposed of during the second fiscal quarter. These losses, net of related income taxes, are reflected as discontinued operations.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

         Parking revenues in the first half of fiscal year 2003 increased to $297.1 million from $293.4 million in the first half of fiscal year 2002, an increase of $3.7 million, or 1.3%. The increase primarily resulted from a $3.3 million increase in same-store revenues, which includes a $5.0 million increase in New York region same-store revenues caused mainly by the effects of the September 11, 2001 terrorist attacks on FY 2002 revenues and a $1.7 million decrease in same-store revenues from all other locations, primarily due to weather, and decreases in monthly parking activity due to the effects of the general economic slowdown, the related increase in unemployment rates and the effects of the weather. Additionally, the reflection of a full six months of revenues in the current year period related to the Park One acquisition increased revenues by $0.7 million.

         Management contract revenues for the first half of fiscal 2003 increased to $59.9 million from $58.9 million in the same period of fiscal 2002, an increase of $1.0 million or 1.7%. The increase is primarily due to an increase in insurance charges.

         Cost of parking in the first half of 2003 increased to $274.8 million from $255.1 million in the first half of 2002, an increase of $19.7 million or 7.7%. This increase was attributable to an increase in rent and property expense of $5.1 million, payroll and payroll related costs increases of $3.1 million, snow removal costs of $2.5 million, insurance cost increases of $1.2 million, increase in equipment expenses of $0.9 million, increase in supplies expense of $0.7 million and other miscellaneous costs of parking of $6.2 million. Rent expense as a percentage of parking revenues increased to 51.0% during the first six months ended March 31, 2003, from 50.2% during the same period of 2002. Payroll and benefit expenses were 19.5% of parking revenues during the second quarter of fiscal 2003 as compared to 18.8% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 92.5% in the first half of fiscal 2003 from 87.0% in the first half of fiscal 2002.

         Cost of management contracts in the first half of fiscal 2003 increased to $32.1 million from $25.3 million in the comparable period in 2002, an increase of $6.8 million or 26.7%. The increase in cost was primarily caused by an increase in insurance related items of $5.0 million including group insurance and general liability insurance and an increase of $2.2 million in bad debt expense, partially offset by $0.7 million decrease in other cost of management contracts. This increase in the bad debt expense was attributed to the deterioration in aging accounts, customers who have filed for bankruptcy and balances being disputed by customers whose resolution is in litigation. Cost of management contracts as a percentage of management contract revenue increased to 53.5% for the first half of fiscal 2003 from 43.0% for the same period in fiscal 2002, due to the increase in the aforementioned items.

         General and administrative expenses increased to $41.6 million for the first six months of fiscal 2003 from $35.6 million in the first half of fiscal 2002, an increase of $6.0 million or 16.9%. This increase is due to an increase in payroll and bonus expense of $2.5 million, an increase of $2.1 million in legal and professional services, an increase of $0.9 million in rent expense, and an increase of $0.6 million in supplies and postage for the first half of fiscal 2003. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 11.6% for the first half of fiscal 2003 compared to 10.1% for the first half of fiscal 2002.

         Net property-related losses for the six months ended March 31, 2003 was $2.5 million. The $2.5 million loss was comprised of impairments of contract rights and deferred expenses related to six locations in New York which management plans to continue to operate. Due to continued operating losses, the Company revised its future projections which required the impairment charges. The Company's property-related gains for the six months ended March 31, 2002, were primarily comprised of a $4.6 million sale of property in Houston and the $3.9 million sale of the Company's Civic partnership interest, offset by $1.6 million of impairment charges for condemned locations.

         The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from a disposed parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale or disposal be reflected as discontinued operations. For the six months ended March 31, 2003, the Company disposed of nineteen locations, resulting in losses, net of tax of $1.5 million, including $2.4 million in impairment and $2.3 million in property related gains. Included in the six months ended March 31, 2003 is the operations for the first and second quarter of fiscal 2003 for all discontinued locations. The Company also reclassified to discontinued operations the March 31, 2002 comparitive amounts to include the six months activity of the locations disposed of during the first quarter of fiscal 2003, as well as the thirteen locations disposed of during the second quarter of fiscal 2003. These losses, net of related income taxes, are reflected as discontinued operations.

         Interest income decreased to $2.4 million for the first half of fiscal 2003 from $2.9 million in the first half of fiscal 2002, a decrease of $0.5 million, or 19.1%. The decrease in interest income was the result of lower market interest rates.

         Interest expense and dividends on Company-obligated mandatorily redeemable convertible securities increased to $10.6 million for the first half of fiscal 2003 from $9.0 million in the first half of fiscal 2002, an increase of $1.6 million or 17.8%. The increase was due primarily to costs associated with the refinancing of the 1999 Credit Facility. Deferred finance cost of $0.8 million and interest rate swap costs of $0.9 million were written of during the second quarter. The Company also incurred waiver related fees of $0.4 million that were included in interest expense. Additionally, the Company had 138,800 fewer convertible securities outstanding as of March 31, 2003 compared to March 31, 2002.

         The weighted average balance outstanding for the Companies debt obligations and convertible securities was $351.1 million during the first half of 2003, at a weighted average interest rate of 5.58% compared to a weighted average balance outstanding of $389.6 million and a weighted average rate of 4.63% during the same period of 2002. Deferred finance costs were included in the calculation of the weighted average interest rate.

         Gain on sale of non-operating assets was $3.2 million for the second quarter of fiscal 2003. The gain is attributable to the sale of the corporate airplane during the second quarter.

         Income taxes decreased to $0.7 million for the first half of fiscal 2003 from $16.9 million in the first half Payments due by period of fiscal 2002, a decrease of $16.2 million. The effective tax rate on earnings from continuing operations for the first half of fiscal 2003 was 29.6% compared to 35.5% for the first half of fiscal 2002.

         The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from a disposal of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale or disposal be reflected as discontinued operations. For the six months ended March 31, 2003, the Company designated as held-for-sale or disposal, nineteen locations, resulting in a loss from discontinuing operations of $1.5 million, net of tax, including before tax amounts of $2.1 million in legal and professional expenses which include amounts related to the settlement of the Texas Gulf Bank lawsuit, $2.4 million in impairment and $2.3 million in property related gains. Included in the six months ended March 31, 2003 is the results of operations for the first and second quarter of fiscal 2003 for all discontinued locations. The Company also reclassified the March 31, 2002 statement of operations to include the six months activity of the locations disposed of during the first quarter as well as the thirteen locations disposed of during the second fiscal quarter. These losses, net of related income taxes, are reflected as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the six months ended March 31, 2003 provided net cash of $12.2 million, compared to $44.3 million of cash provided by operating activities for the six months ended March 31, 2002. Net loss from continuing operations of $0.8 million, depreciation and amortization of $17.1 million, deferred tax of $4.0 million and gain on sale of non operating assets of $3.2 million, along with net increases in operating assets and net decreases in operating liabilities totaling $0.8 million account for the majority of the cash provided by operating activities during the first six months of fiscal 2003.

         Investing activities for the six months ended March 31, 2003 used net cash of $18.5 million, compared to $18.2 million of net cash used in investing activities for the same period in the prior year. Purchases of property, equipment and leasehold improvements of $34.6 million and purchases of contract and lease rights of $7.9 million, offset by proceeds from disposition of property and equipment of $17.2 million and other investing activities of $6.7 million, accounted for the majority of the cash used by investing activities in the first six months of fiscal 2003. Acquisitions of $18.0 million, purchases of property, equipment, and leasehold improvements of $12.9 million and contract rights and lease rights of $18.9 million, offset by proceeds of $13.9 million from the disposition of property and equipment, and proceeds from sale of investment in partnership of $17.6 million accounted for the majority of cash used by investing activities during the first six months of fiscal 2002.

         Financing activities for the six months ended March 31, 2003 provided net cash of $11.1 million, compared to $26.7 million used in the same period in the prior year. Principal repayments on revolving credit of $83.0 million, principal repayments on notes payable and capital leases of $76.8 million, payment to minority interest partners of $3.6 million and dividends paid of $1.1 million, offset by proceeds from issuance of notes payable of $175.0 million comprised a majority of the cash provided by financing activities for the six months ended March 31, 2003. Principal repayments on long-term debt of $27.9 million and the repurchase of mandatorily redeemable preferred securities of $19.3 million, offset by net borrowings under the revolving credit agreement of $23.5 million, and payment to minority interest partners of $3.6 million comprised a majority of the cash used by financing activities during the six months ended March 31, 2002.

         On February 28, 2003, the Company entered into a credit facility (the "Credit Facility") initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving credit facility including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. The Credit Facility refinanced an existing credit facility (the "1999 Credit Facility") which had an aggregate availability of up to $400 million consisting of a $200 million revolving credit facility including a sub-limit of $40 million for standby letters of credit, and a $200 million five-year term loan which required quarterly payments of $12.5 million. The 1999 Credit Facility bore interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. At the time of the refinancing, the amount outstanding under the 1999 Credit Facility was $260.3 with a weighted average interest rate of 2.96% and an aggregate availability of $2.2 million. The Credit Facility is secured by ownership in certain subsidiaries, real estate and personal property.

         The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving credit facility and term loan. The weighted average margin as of March 31, 2003 was 2.98%. The amount outstanding under the Company's Credit Facility was $238.5 million with a weighted average interest rate of 4.3% as of March 31, 2003. The term loan is required to be repaid in quarterly payments of $0.44 million through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $72.5 million at March 31, 2003, which is net of $39.0 million of stand-by letters of credit.

         The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of March 31, 2003, the Company was in default due to non-compliance with both the leverage and senior leverage ratios. A temporary waiver was obtained from the lenders for the quarter ended March 31, 2003, subject to certain conditions. Pursuant to the provisions of the Emerging Issues Task Force ("EITF") Issue No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the Company projected future compliance with the existing covenants and concluded that non-compliance with the same covenants at the next quarterly measurement date was probable. Accordingly, the outstanding balance of the Credit Facility of $238.5 million was classified as a current liability at March 31, 2003.

         The Company plans to seek an amendment of the Credit Facility prior to August 15, 2003 as required by the temporary waiver obtained from its lenders. The Company paid a fee of $0.4 million in connection with obtaining the waiver. During the waiver period, interest rates will increase by 25 basis points the total outstanding revolving loan balance shall not exceed $140,000,000, and net cash proceeds from dispositions in excess of $2.5 million will be used to repay loans. During the waiver period, the Company and its lenders will determine the amendment modifications which are expected to include temporary or permanent covenant and pricing modifications.

         The failure of the Company to amend the existing Credit Facility prior to August 15, 2003 would result in the Company being in default under the terms of the Credit Facility. The Company's inability to secure an amendment of the Credit Facility or other financing would have a material adverse impact on the Company. Additionally, amendments to the Credit Facility are expected to result in higher interest rates and expenses.

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

         Future Cash Commitments

         The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2003 to be approximately $24 to $28 million, of which the Company has spent $12.5 million during the first six months of fiscal 2003.

         The following tables summarize the Company's total contracted obligations and commercial commitments as of March 31, 2003 (amounts in thousands)

                                                            Payments due by period
                                      ------------------------------------------------------------------
                                                     Less than        1-3           4-5          After 5
                                         Total         1 Year        Years         Years          Years
                                      ----------      --------      --------      --------      --------
Long-term debt(1)                     $  270,604      $  2,737      $ 17,682      $ 84,821      $165,361
Capital lease obligations                  2,586         1,869           493            85           139
Convertible securities                    78,085            --            --            --        78,085
Operating leases                       1,321,280       120,780       378,299       281,365       540,836
Other long-term obligations               14,250        14,250            --            --            --
                                      ----------      --------      --------      --------      --------
  Total contractual cash obligations  $1,686,802      $139,636      $396,474      $366,271      $784,421
                                      ==========      ========      ========      ========      ========



                                               Amount of commitment expiration per period

                                                   Less than       1-3        4-5        After 5
                                       Total         1 Year       Years      Years        Years
                                      --------      -------      ------      ------      -------
Unused lines of credit                $ 72,485      $ 1,750      $3,500      $3,500      $63,735
Stand-by letters of credit              39,091       37,545       1,546          --           --
Guarantees                                  --           --          --          --           --
Other commercial commitments             2,702        2,702          --          --           --
                                      --------      -------      ------      ------      -------
  Total commercial commitments        $114,278      $41,997      $5,046      $3,500      $63,735
                                      ========      =======      ======      ======      =======

(1) These amounts reflect the contractual maturities of the Company's long-term debt as of March 31, 2003. The March 31, 2003 balance sheet reflects the Company's Credit Facility as current due to a covenant violation as of that date and the application of EITF Issue No. 86-30. See footnote 7 to the consolidated financial statements for additional information.

         Other commercial commitments include guaranteed minimum payments to minority partners of certain partnerships.

SUBSEQUENT EVENTS

         On May 5, 2003, the Company announced that William J. Vareschi, Jr., chief executive officer, acting chief financial officer and vice chairman, resigned from his position with the Company. During the third quarter of 2003, the Company will expense severance charges for Mr. Vareschi of approximately $2,500,000 and restricted stock awards of $1,640,000. The Company's Board of Directors named founder and chairman Monroe J. Carell, Jr., as chief executive officer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Interest Rates

         The Company's primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of March 31, 2003, the Company had $238.5 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average 2.98%. Of this amount, $175 million of the Credit Facility is payable in quarterly installments of $0.44 million and $63.5 million in revolving credit loans are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.

         The Company is required under the Credit Facility to enter into and maintain interest rate protection agreements designed to limit the Company's exposure to increases in interest rates. Prior to May 31, 2003, the Company must enter into transactions for at least $87.5 million of the outstanding facility balance.. As of March 31, 2003, the Company had not entered into any interest rate protection agreements. Each of these derivative instruments will have terms consistent with the terms of the Credit Facility and are anticipated to qualify as cash flow hedges.

         The weighted average interest rate on the Company's Credit Facility at March 31, 2003 was 4.32%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $2.4 million based on the Company's outstanding Credit Facility balance of $238.5 million at March 31, 2003.

         In March 2000, a limited liability company, of which the Company is the sole shareholder, purchased a parking structure for $19.6 million and financed $13.3 million of the purchase price with a five-year note bearing interest at one-month floating LIBOR plus 162.5 basis points. The Company entered into a five-year LIBOR swap for this interest rate, yielding an effective interest cost of 8.91% for the five-year period. The notional amount of the swap amortizes payments on the related variable rate debt.

         Foreign Currency Risk

         The Company's exposure to foreign exchange risk is minimal. As of March 31, 2003, the Company has approximately GBP (0.4) million (USD (0.7) million) of cash and cash equivalents denominated in British pounds, EUR 1.6 million (USD
1.7 million) denominated in euros, CAD 1.5 million (USD 1.0 million) denominated in Canadian dollars, and USD 1.1 million denominated in various other foreign currencies. The Company also has EUR 1.0 million (USD 1.1 million) of notes payable denominated in euros at March 31, 2003. These notes bear interest at a floating rate of 5.34% as of March 31, 2003, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company's overall currency rate exposure as of March 31, 2003, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company's financial statements.

ITEM 4. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Accounting Officer evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this Form 10-Q. Based on this evaluation, they have concluded that those disclosure controls and procedures were adequate, except for the process of identifying and recording trade accounts payable. With respect to this issue, the Company has established a process to capture and record vendor invoices on a more timely basis and to estimate the liabilities for vendor invoices not yet received. The Company believes that procedures performed by the Company subsequent to quarter-end provide us with an adequate basis to conclude the accuracy of this account.

         Except as disclosed above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company has reached tentative agreement to settle a lawsuit brought by Texas Gulf Bank and other trustees and individuals on behalf of the owners of an individual interest in an undeveloped city block in downtown Houston that was leased by a subsidiary of Allright, (which is a subsidiary of the Company). The suit was filed in June 2001, in the 270th Judicial District Court in Harris County, Texas. The plaintiffs in the suit alleged substantial underpayment of percentage rent as a result of theft and fraud. The parties have entered into a confidential, binding letter agreement, which is subject to the execution of a definitive settlement agreement. Management has established an accrual for the entire amount of the proposed settlement.


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

4.1            Form of Common Stock Certificate (Incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement No. 33-95640 on Form S-1).

4.2     (a)    Registration Rights Agreement (the "Allright Registration
               Rights Agreement") dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW
               Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr.
               Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity
               Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The
               Carell Children's Trust, The 1996 Carell Grandchildren's Trust,
               The Carell Family Grandchildren 1990 Trust, The Kathryn Carell
               Brown Foundation, The Edith Carell Johnson Foundation, The Julie
               Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust,
               1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust,
               1997 William Carell Johnson Trust, 1997 David Nicholas Brown
               Trust and 1997 George

               Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 333-66081 filed on October 21, 1998).

4.2     (b)    Amendment dated January 5, 1999 to the Allright Registration
               Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company's Registration Statement No. 333-66081 filed on
               October 21, 1998, as amended).

4.2     (c)    Second Amendment dated February 1, 2001 to the Allright
               Registration Rights Agreement. (Incorporated by reference to
               Exhibit 4.6 to the Company's Registration Statement No. 333-54914
               on Form S-3 filed on February 2, 2001)

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

4.6 Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1 Revolving Credit Note dated November 1, 2002, by Suntrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on February 18, 2003).

10.2           Promissory Note dated January 8, 2003 by Bank of America, N.A.
               and Central Parking Corporation. (Incorporated by reference to Exhibit 10.2 on Form 10-Q filed on February 18, 2003).

10.3           Waiver Agreement dated May 14, 2003, by Bank of America, N.A.
               and Central Parking Corporation (filed herewith).

10.4           Employment Agreement dated March 3, 2003, by William J.
               Vareschi, Jr. and Central Parking Corporation (filed herewith).

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Executive Officer (filed herewith).

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -- Chief Accounting Officer (filed herewith).

(b)      Reports on Form 8-K

               On March 4, 2003, the Company filed a current report on Form 8-K announcing the completion of a new $350 million senior secured credit facility, consisting of a $175 million, five-year revolving facility and a $175 million, seven-year term loan.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned parties duly authorized.


                                    CENTRAL PARKING CORPORATION
Date:  May 15, 2003

                                    By: /s/ MONROE J. CARELL, JR.
                                    -------------------------------------
                                    Monroe J. Carell, Jr.
                                    Chairman and Chief Executive Officer




                                    CENTRAL PARKING CORPORATION
Date:  May 15, 2003
                                    By:  /s/  V. JEFFREY HEAVRIN
                                    -------------------------------------
                                    V. Jeffrey Heavrin
                                    Chief Accounting Officer

CERTIFICATION


I, Monroe J. Carell, Jr., certify that:


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: May 15, 2003                  By: /s/ MONROE J. CARELL, JR.
                                        ----------------------------------
                                        Monroe J. Carell, Jr.
                                        Chairman and Chief Executive Officer

CERTIFICATION


I, V. Jeffrey Heavrin, certify that:


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                  By: /s/ V. JEFFREY HEAVRIN
                                       ------------------------------
                                       V. Jeffrey Heavrin
                                       Chief Accounting Officer