Form 10-Q
period 2003-06-30
CENTRAL PARKING CORP
filed 2003-08-14
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☒    NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 11, 2003

Common Stock, $0.01 par value	36,099,500

INDEX

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1.

Item 1. Financial Statements

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

Amounts in thousands, except share data

	June 30,	September 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$33,510	$33,498
Management accounts receivable, net of allowance for doubtful accounts of $2,900 and $561 at June 30, 2003 and September 30, 2002, respectively	36,052	39,664
Accounts receivable — other	13,397	15,714
Current portion of notes receivable (including amounts due from related parties of $4,363 at June 30, 2003 and $8,972 at September 30, 2002)	8,634	11,549
Prepaid expenses	11,448	9,835
Refundable income taxes	10,904	—
Deferred income taxes	—	72

Total current assets	113,945	110,332
Notes receivable, less current portion	40,635	41,210
Property, equipment, and leasehold improvements, net	454,470	434,733
Contracts and lease rights, net	107,488	108,406
Goodwill, net	230,309	242,141
Investment in and advances to partnerships and joint ventures	13,724	12,836
Other assets	43,800	49,226

Total assets	$1,004,371	$998,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$4,441	$53,318
Accounts payable	88,017	73,638
Accrued expenses	35,951	43,659
Management accounts payable	24,182	22,671
Income taxes payable	—	9,851

Total current liabilities	152,591	203,137
Long-term debt and capital lease obligations, less current portion	279,508	207,098
Deferred rent	27,974	29,104
Deferred income taxes	4,635	13,825
Other liabilities	18,982	20,259

Total liabilities	483,690	473,423
Company-obligated mandatorily redeemable convertible securities of a subsidiary trust holding solely parent debentures	78,085	78,085
Minority interest	30,644	31,572
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,099,500 and 35,951,626 shares issued and outstanding at June 30, 2003 and September 30, 2002, respectively	361	360
Additional paid-in capital	245,107	242,112
Accumulated other comprehensive loss, net	(699)	(2,377)
Retained earnings	167,888	176,924
Other	(705)	(1,215)

Total shareholders’ equity	411,952	415,804

Total liabilities and shareholders’ equity	$1,004,371	$998,884

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

Amounts in thousands, except per share data

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Revenues:
Parking	$152,150	$149,696	$448,690	$442,008
Management contracts	30,622	31,256	90,801	90,113

	182,772	180,952	539,491	532,121
Reimbursement of management contract expenses	104,636	97,370	309,338	289,705

Total revenues	287,408	278,322	848,829	821,826

Costs and expenses:
Cost of parking	141,832	131,542	416,211	385,794
Cost of management contracts	16,568	12,394	48,663	37,738
General and administrative	24,987	17,224	66,797	52,571
Non-compete amortization	13	94	157	310

	183,400	161,254	531,828	476,413
Reimbursed management contract expenses	104,636	97,370	309,338	289,705

Total costs and expenses	288,036	258,624	841,166	766,118
Property-related (losses) gains, net	(4,435)	(2,298)	(6,963)	4,735

Operating (loss) earnings	(5,063)	17,400	700	60,443
Other income (expenses):
Interest income	1,137	1,221	3,503	4,260
Interest expense	(4,887)	(3,142)	(13,434)	(9,461)
Dividends on Company-obligated mandatorily redeemable convertible securities of a subsidiary trust	(1,045)	(1,093)	(3,134)	(3,823)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	—	881	—	9,245
Gain on sale of non-operating assets	38	—	3,279	—
Equity in partnership and joint venture earnings	177	1,265	1,437	3,233

(Loss) earnings from continuing operations before minority interest, income taxes and cumulative effect of accounting changes	(9,643)	16,532	(7,649)	63,897
Minority interest, net of tax	(884)	(1,374)	(3,244)	(3,652)

(Loss) earnings from continuing operations before income taxes and cumulative effect of accounting changes	(10,527)	15,158	(10,893)	60,245
Income tax benefit (expense)	5,349	(5,215)	4,738	(22,381)

(Loss) earnings from continuing operations before cumulative effect of accounting changes	(5,178)	9,943	(6,155)	37,864
Cumulative effect of accounting change, net of tax	—	—	—	(9,341)

(Loss) earnings from continuing operations	(5,178)	9,943	(6,155)	28,523

Discontinued operations, net of tax	50	50	(1,258)	814

Net (loss) earnings	$(5,128)	$9,993	$(7,413)	$29,337

Basic (loss) earnings per share:
(Loss) earnings from continuing operations before cumulative effect of accounting change	$(0.14)	$0.28	$(0.17)	$1.06
Cumulative effect of accounting change, net of tax	—	—	—	(0.26)
Discontinued operations, net of tax	—	—	(0.04)	0.02

Net (loss) earnings	$(0.14)	$0.28	$(0.21)	$0.82

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations before cumulative effect of accounting change	$(0.14)	$0.27	$(0.17)	$1.05
Cumulative effect of accounting change, net of tax	—	—	—	(0.26)
Discontinued operations, net of tax	—	—	(0.04)	0.02

Net (loss) earnings	$(0.14)	$0.27	$(0.21)	$0.81

Weighted average shares used for basic per share data	36,078	35,923	36,008	35,817
Effect of dilutive common stock options	—	664	—	373

Weighted average share used for dilutive per share data	36,078	36,587	36,008	36,190

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Amounts in thousands

	Nine months ended June 30,

	2003	2002

Cash flows from operating activities:
Net (loss) earnings	$(7,413)	$29,337
Loss (earnings) from discontinued operations	1,258	(814)

(Loss) earnings from continuing operations	(6,155)	28,523
Adjustments to reconcile net (loss) earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property	24,754	25,759
Equity in partnership and joint venture earnings	(1,437)	(3,233)
Distributions from partnerships and joint ventures	1,375	3,353
Gain on sale of non operating assets	(3,279)	—
Property-related losses (gains), net	6,963	(4,735)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	—	(9,245)
Decrease in fair value of derivatives	630	—
Cumulative effect of accounting change, net of tax	—	9,341
Deferred income tax benefit	(9,866)	(963)
Minority interest, net of tax	3,244	3,652
Changes in operating assets and liabilities, excluding effects of acquisitions:
Management accounts receivable	3,612	(3,799)
Accounts receivable — other	2,317	2,616
Prepaid expenses	(1,613)	(4,275)
Other assets	12,600	1,614
Accounts payable, accrued expenses and other liabilities	4,940	5,346
Management accounts payable	1,511	2,340
Deferred rent	(1,130)	8,075
Refundable income taxes	(10,904)	—
Income taxes payable	(9,851)	7,236

Net cash provided by operating activities — continuing operations	17,711	71,605
Net cash (used) provided by operating activities — discontinued operations	(1,258)	814

Net cash provided by operating activities	16,453	72,419

Cash flows from investing activities:
Proceeds from disposition of property and equipment	17,918	15,716
Proceeds from sale of partnership interests	—	18,399
Purchases of property, equipment and leasehold improvements	(51,952)	(19,777)
Purchases of contract and lease rights	(7,186)	(18,801)
Acquisitions, net of cash acquired	(1,997)	(17,788)
Other investing activities	4,963	(483)

Net cash used by investing activities	(38,254)	(22,734)

Cash flows from financing activities:
Dividends paid	(1,623)	(1,613)
Net (repayments) borrowings under revolving credit agreement	(74,500)	9,500
Proceeds from issuance of notes payable, net of issuance costs	176,332	—
Principal repayments on long-term debt and capital lease obligations	(78,299)	(41,512)
Payment to minority interest partners	(3,914)	(3,972)
Repurchase of common stock	—	(488)
Repurchase of mandatorily redeemable securities	—	(21,823)
Proceeds from issuance of common stock and exercise of stock options	2,995	3,261

Net cash provided (used) by financing activities	20,991	(56,647)

Foreign currency translation	822	(316)

Net increase (decrease) in cash and cash equivalents	12	(7,278)
Cash and cash equivalents at beginning of period	33,498	41,849

Cash and cash equivalents at end of period	$33,510	$34,571

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Nine months ended June 30,

	2003	2002

Non-cash transactions:
Purchase of properties with notes payable	$—	$16,500
Unrealized gain (loss) on fair value of derivatives	$164	$302
Cash payments for:
Interest	$13,263	$9,698
Income taxes	$13,453	$15,492
Effects of acquisitions:
Estimated fair value of assets acquired	$632	$20,020
Purchase price in excess of net assets acquired (goodwill)	—	880
Purchase price in excess of net assets acquired (contract rights)	2,333	—
Estimated fair value of liabilities assumed	(968)	(2,936)

Cash paid	1,997	17,964
Less cash acquired	—	(176)

Net cash paid for acquisitions	$1,997	$17,788

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Basis of Presentation

a. The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2002 (included in the Company’s Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current year presentation.

b. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included below.

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net (loss) income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months ended June 30,		Nine Months ended June 30,

	2003	2002	2003	2002

Net (loss) earnings, as reported	$(5,128)	$9,993	$(7,413)	$29,337
Add stock-based employee compensation expense included in reported net (loss) income, net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(1,213)	(1,531)	(3,816)	(4,126)

Pro forma net (loss) earnings	$(6,341)	$8,462	$(11,229)	$25,211

(Loss) earnings per share:
Basic-as reported	$(0.14)	$0.28	$(0.21)	$0.82

Basic-pro forma	$(0.18)	$0.24	$(0.31)	$0.70

Diluted-as reported	$(0.14)	$0.27	$(0.21)	$0.81

Diluted-pro forma	$(0.18)	$0.23	$(0.31)	$0.70

      Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocations of compensation expenses were made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility. The Company applies a 40% tax rate to arrive at the after tax deduction.

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

      Park One of Louisiana, LLC

      On January 1, 2002, the Company purchased certain assets and liabilities of Park One of Louisiana, LLC, for $5.6 million in cash. The purchase included 24 management and 17 lease contracts located in New Orleans, Louisiana. The fair value of the assets and liabilities acquired as of the acquisition date was as follows (in thousands):

Tangible assets	$491
Contract rights	5,864
Liabilities assumed	(805)

Net assets acquired	$5,550

      The tangible assets purchased and liabilities assumed consist primarily of management accounts receivable and management accounts payable, respectively. The contract rights will be amortized over 15 years, which is the estimated life of the contracts, including anticipated future renewals.

      Sterling Parking LTD

      Effective May 1, 2003, the Company purchased 100% of the common stock of Sterling Parking Limited in Calgary, Alberta for $1,996,567. The purchase included 18 management and 9 leased locations. The fair value of assets and liabilities acquired as of the acquisition date was as follows (in thousands):

Tangible assets	$632
Contract rights	2,333
Liabilities assumed	(968)

Net assets acquired	$1,997

      The tangible assets primarily consisted of accounts receivable, equipment and leasehold improvements, and prepaid lease payments. The purchase price included $1,996,567 paid in cash at closing of which $319,030 went directly to the seller. The balance of $1,677,537 is being held in escrow with the closing attorney pending the disposition of a business tax proceeding in Calgary as well as an estoppel holdback.

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

      In October 2002, the Company executed an agreement with Connex South Eastern Limited, a private rail company headquartered in the United Kingdom, to lease 82 parking facilities throughout the United Kingdom. Connex is responsible for operating certain rail lines for the Strategic Rail Authority, a United Kingdom government agency. Under the terms of the lease agreement, the Company paid an upfront payment of $6.4 million for the right to lease these facilities and agreed to invest approximately $5 million in property improvements at these locations. The $6.4 million of upfront payments and $5 million in property improvements will be amortized over the nine-year term of the lease. Yearly base lease payments under the lease range from $7.1 million in year one to $7.4 million in years two through nine, which are being recognized by the Company on a straight-line method during the term of the lease. Additionally, lease payments may increase during the final six years of the lease based upon increases in the aggregate pricing charged to customers at these locations. During the third quarter of 2003, the Company was informed that Connex will be removed as the private operator by the Strategic Rail Authority effective December 31, 2003. The Strategic Rail authority is in the process of identifying a new private operator to assume Connex’s responsibilities. The Company anticipates that its contract with Connex will be assumed by the new operator. However, there can be no assurance that this will happen.

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

      The company-obligated mandatorily redeemable securities of a subsidiary trust have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both June 30, 2003 and 2002. For the three and nine months ended June 30, 2003, options to purchase 5,288,704 shares and 4,495,983 shares are excluded from the calculation of diluted common shares since they are anti-dilutive due to the reported net losses.

(4) Property-Related Gains (Losses), Net

      The Company routinely disposes of or impairs owned properties, leasehold improvements, contract rights, lease rights and other long term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, effective October 1, 2002. In accordance with SFAS No. 144, gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations as are gains and losses on the termination, prior to the end of the contractual term, of lease or management obligations. Impairments associated with parking facilities that meet the assets held-for-sale criteria as defined in SFAS No. 144 are also included as a component of discontinued operations. A summary of property-related gains and losses for the three and nine months ended June 30, 2003 and June 30, 2002 is as follows (in thousands):

	Three months ended		Nine months ended
	June		30,	June 30,
	2003	2002	2003	2002

Net gains on sale of property	$—	$313	$—	$5,173
Impairment charges for property, equipment and leasehold improvements	(3,436)	(420)	(3,436)	(481)
Impairment charges for contract rights, lease rights and other intangible assets	(999)	(2,191)	(3,527)	(3,810)
Net gains on sale of partnership interests	—	—	—	3,853

Property-related (losses) gains, net	$(4,435)	$(2,298)	$(6,963)	$4,735

(5) Goodwill and Intangible Assets

      As of June 30, 2003, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Contract and lease rights	$151,274	$43,786	$107,488
Noncompete agreements	2,575	2,341	234

Total	$153,849	$46,127	$107,722

      Amortization expense related to the contract and lease rights was $2.8 million and $7.7 million, respectively, for the three and nine months ended June 30, 2003, and $2.7 million and $7.7 million for the three and nine months ended June 30, 2002. Amortization expense related to noncompete agreements was $54,000 and $0.2 million, respectively, for the three and nine months ended June 30, 2003, and $94,000 and $0.3 million for the three and nine months ended June 30, 2002, respectively.

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

      During the three months ended June 30, 2003, the Company eliminated deferred tax valuation allowances on acquired operating loss carryforwards totaling $11,949,000, because Management determined that the deferred tax assets from these operating loss carryforwards would be realized. Since these deferred tax assets were obtained from previous acquisitions for which goodwill was recorded, the Company reduced such goodwill by the amount of the elimination of the deferred tax valuation allowances.

(6) Gain on Sale of Non-Operating Assets

      During the three months ended March 31, 2003, the Company consummated the sale of an airplane owned by the Company for $3.9 million. At the time of the consummation of the sale, the airplane had a net book value of $0.1 million, resulting in the recognition of a gain of $3.3 million, net of selling costs.

(7) Long-Term Debt

      On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving credit facility including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. Proceeds from the credit facility were used to refinance the 1999 credit facility. The facility is secured by the stock of certain subsidiaries of the Company, 106 real estate assets, and domestic personal property assets of the Company and certain subsidiaries.

      The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving credit facility and term loan. The weighted average margin as of June 30, 2003 was 3.35%. The amount outstanding under the Company’s Credit Facility was $246.6 million with a weighted average interest rate of 4.99% as of June 30, 2003. The term loan is required to be repaid in quarterly payments of $0.44 million through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $32.3 million at June 30, 2003, which is net of $35.7 million of stand-by letters of credit.

      The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of March 31, 2003, the Company was in default due to non-compliance with both the leverage and senior leverage ratios. A temporary waiver was obtained from the lenders for the quarter ended March 31, 2003, subject to certain conditions. Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the Company projected future compliance with the existing covenants and concluded that non-compliance with the same covenants at the next quarterly measurement date was probable. As a result, the Credit Facility was classified as a current liability at March 31, 2003. The temporary waiver required the Company to complete an amendment to the Credit Facility.

      The Company completed an amendment of the Credit Facility on August 12, 2003. The Company paid a fee of $1.5 million in connection with obtaining the amendment. The amendment included changes to the permitted covenant ratios; limitation of capital expenditures, acquisitions and loans; adjusted pricing with additional tiers; and new provisions for asset dispositions. The amended facility includes a new pricing tier that adds 25 basis points when the Company’s leverage ratio exceeds certain levels. Pursuant to EITF Issue No. 86-30, the Company projected future compliance with the amended covenants and believes that compliance with the amended covenants during the next four quarterly measurement dates was probable. Accordingly, the Credit Facility has been classified as a long-term liability at June 30, 2003.

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

      The Company’s consolidated balance sheets reflect the Preferred Securities of the Trust as company-obligated mandatorily redeemable convertible securities of a subsidiary trust holding solely parent debentures.

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

      To meet this objective, management enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under the interest rate swaps, the Company swaps variable interest rate payments for fixed-rate payments. The purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under the agreements, the Company has the right to receive cash if interest rates increase above a specified level.

      The Company recognizes all derivative instruments as either assets or liabilities, measured at fair value, in the consolidated balance sheets.

      At June 30, 2003, the Company’s derivative financial instruments consist of three interest rate cap agreements with a combined notional amount of $75.0 million and four interest rate swaps with a combined notional amount of $125.8 million. The interest rate caps and an interest rate swap with a notional amount of $25.0 million were obtained to manage fluctuations in cash flows associated with the Company’s 1999 Credit Facility. The refinancing of the credit facility during the second quarter of 2003 resulted in these derivatives being deemed to be ineffective based on the guidance provided in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and related interpretations. Accordingly, the Company recorded an increase to interest expense of approximately $0.9 million during the quarter ended March 31, 2003, which represented the balance recorded in accumulated other comprehensive income associated with these derivative financial instruments.

      As of June 30, 2003, the Company has not redesignated these derivative financial instruments. As a result, the three interest rate caps and the interest rate swap are being accounted for as speculative derivative financial instruments with changes in fair values being reflected as a component of interest expense. For the three months ended June 30, 2003, approximately $301,000 was recorded as decrease within other income (expense) to reflect the increase in fair value of these derivatives from the date of the refinancing to June 30, 2003.

      The following table lists the fair value of each type of derivative financial instrument (amounts in thousands):

	June 30, 2003	September 30, 2002

Derivative instrument assets:
Interest rate caps	$—	$5

Derivative instrument liabilities:
Interest rate swaps	$2,373	$3,043

(10) Discontinued Operations

      The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility disposed of or held-for-sale as discontinued operations. For the nine months ended June 30, 2003, the Company designated as held-for-sale or disposed of 26 locations, resulting in a loss from discontinued operations of $1.3 million, including $2.9 million in impairments and $2.9 million in property related gains. Included in the nine months ended June 30, 2003 is the year-to-date results of operations for all locations discontinued during the first quarter as well as the locations disposed of during the second and third fiscal quarters of 2003. The Company’s 2002 results were reclassified to reflect the operations of these locations discontinued in 2003 as discontinued operations net of related income taxes.

(11) Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, and have been included in the notes to the consolidated financial statements included herein. The impact on the Company’s financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the nine months ended June 30, 2003 which were impacted by the provisions of FASB Interpretation No. 45.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of Interpretation No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, Interpretation No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company has 19 variable interest entities with which it holds a significant variable interest, but is not the primary beneficiary:

	Commencement		%		Number of
Entity	of Operations	Nature of Activities	Ownership	Location	Parking Spaces

Central Parking System of Mexico, SA De CV	Aug-94	Leases and manages parking lots	50.00%	Mexico	64,062
Larimer Square Parking Associates	Jan-95	Owns parking lot	50.00%	Denver, Colorado	307
LODO Parking Garage, LLC	Feb-95	Owns parking lot	50.00%	Denver, Colorado	314
157166 Canada, Inc.	Sep-87	Owns parking lots	50.00%	Canada	179
Other investments in VIEs	Oct 80 - July 99	Ownership, management, and leases parking lots	3.32% - 50%	Mexico and Various states	11,031

      The Company will adopt the provisions of Interpretation No. 46 beginning July 1, 2003. The initial adoption of Interpretation No. 46 will not have any effect on the Company’s financial statements.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FASB SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, FASB SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of FASB SFAS No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of FASB SFAS No. 150 after May 31, 2003. On July 1, 2003, the $78,085,000 Company-obligated mandatorily redeemable convertible securities of a subsidiary trust holding solely parent debentures, were classified as liabilities. There was no cumulative effect of the change in accounting principle as a result of adopting FASB SFAS No. 150.

(12) Commitments and Contingencies

      The Company entered into a partnership agreement effective June 1, 2000, to operate certain locations in Puerto Rico. The Company is the general partner. The partners entered into an option agreement on that date whereby the other partner had the option to sell its partnership interest to the Company during the period from May 1, 2003 to November 30, 2003. The Company and the partner mutually agreed to allow the partner to sell its interest to the

Company on March 31, 2003. The purchase was consummated on March 31, 2003, for approximately $14.3 million, which had previously been recorded as a liability by the Company.

      In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee (Case Nos. 3CV546, 3CV585, 3CV645 and 3CV661). The plaintiff in each case seeks to represent a plaintiff class that includes those, except for Company insiders and immediate families, who purchased the Company’s common stock from November 4, 2002 through February 13, 2003. The plaintiff in each case claims that the defendants, between November 4, 2002 and February 13, 2003, made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and the fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, allegedly caused the plaintiffs to buy Company stock at inflated prices. The Company has not yet formally responded to these complaints, but intends to vigorously defend the claims and allegations asserted in each of these cases.

      The Company, Pepsi Cola Company (Pepsi) and several related Pepsi companies and individuals are co-defendants in a lawsuit filed in the 270th Judicial District Court in Harris County, Texas, by an individual, David Loftus, and three companies affiliated with Mr. Loftus known as PepsiPark USA, Inc. The plaintiffs in the suit allege, among other things, that the Company and Pepsi conspired to misappropriate a concept developed by the plaintiffs for selling Pepsi products and other vending machine products to parking lot customers. Plaintiffs allege several causes of action, including breach of contract, misrepresentation, breach of fiduciary duties, fraud, conversion and unfair competition. The suit, which was initially filed on June 24, 2002, was amended on April 24, 2003, to add allegations against the Company for underpayment of percentage rent with respect to three parking lots leased to the Company by Mr. Loftus and related companies. The plaintiffs allege, among other things, breach of contract and fraud with respect to these parking lots, and are currently seeking damages for allegedly unpaid percentage rent of $1.3 million plus interest and attorney’s fees and expenses. The plaintiffs also are seeking unspecified exemplary damages. On May 9, 2003, the suit was again amended to add an allegation that the Company refused to implement the plaintiffs’ concept for selling vending machine products to parking lot customers to avoid liability for past underreporting of revenues. The Company is vigorously defending the case.

      The Company has settled a lawsuit brought by Texas Gulf Bank and other trustees and individuals on behalf of the owners of an individual interest in an undeveloped city block in downtown Houston that was leased by a subsidiary of Allright (which is a subsidiary of the Company). The suit was filed in June 2001, in the 270th Judicial District Court in Harris County, Texas. The plaintiffs in the suit alleged underpayment of percentage rent as a result of theft and fraud. Management has established an accrual for the entire amount of the proposed settlement.

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

(13) Comprehensive (Loss) Income

      Comprehensive (loss) income for the three and nine months ended June 30, 2003 and 2002, was as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) earnings	$(5,128)	$9,993	$(7,413)	$29,337
Change in fair value of derivatives, net of tax	856	(275)	(138)	225
Foreign currency cumulative translation adjustment	822	(170)	822	(316)

Comprehensive (loss) income	$(3,450)	$9,548	$(6,729)	$29,246

(14) Business Segments

      The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating (loss) earnings of each segment for the three and nine months ended June 30, 2003 and 2002, as well as identifiable assets for each segment as of June 30, 2003 and 2002. During fiscal year 2002, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

	Three months ended		Nine months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:(1)
Segment One	$18,750	$19,708	$55,776	$56,630
Segment Two	78,368	75,368	226,836	224,011
Segment Three	3,535	3,663	11,434	9,898
Segment Four	18,504	19,208	55,388	56,395
Segment Five	9,368	8,073	28,746	23,928
Segment Six	3,284	3,447	10,425	9,697
Segment Seven	26,180	26,382	77,854	78,537
Segment Eight	14,889	13,759	42,564	39,766
Segment Nine	9,764	10,764	30,291	33,197
Other	130	580	177	62

Total revenues	$182,772	$180,952	$539,491	$532,121

(1) Revenues exclude reimbursement of management contract expenses. Such amounts were $104.6 million and $97.4 million for the three months ended June 30, 2003 and 2002, respectively, and $309.3 million and $289.7 million for the nine months ended June 30,2003 and 2002, respectively.

Operating (loss) earnings:
Segment One	$(301)	$1,106	$(2,883)	$2,445
Segment Two	2,109	4,903	7,584	18,172
Segment Three	(1,416)	156	(972)	320
Segment Four	1,652	3,141	5,871	8,486
Segment Five	773	1,115	2,455	3,742
Segment Six	165	488	1,214	1,016
Segment Seven	2,240	3,444	5,032	9,468
Segment Eight	(1,340)	1,251	(538)	3,380
Segment Nine	1,019	1,258	1,353	4,288
Other	(9,964)	538	(18,416)	9,126

Total operating (loss) earnings	$(5,063)	$17,400	$700	$60,443

	June 30,	September 30,

	2003	2002

Identifiable assets:
Segment One	$16,583	$18,620
Segment Two	348,689	381,758
Segment Three	12,943	12,863
Segment Four	26,742	31,179
Segment Five	40,181	39,961
Segment Six	3,376	3,516
Segment Seven	30,681	31,193
Segment Eight	31,107	33,225
Segment Nine	13,697	13,622
Other	480,372	432,947

Total assets	$1,004,371	$998,884

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

      The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

•	ongoing integration of past and future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	successful implementation of the Company’s operating and growth strategy, including possible strategic acquisitions;

•	the loss, or renewal on less favorable terms, of management contracts and leases;

•	fluctuations in quarterly operating results caused by a variety of factors including the timing of pre-opening costs of parking facilities, the effect of weather on travel and transportation patterns, player strikes or other events affecting major league sports;

•	the ability of the Company to form and maintain its strategic relationships with certain large real estate owners and operators;

•	additional acts of terrorism or war;

•	global and/or regional economic factors;

•	the outcome of litigation;

•	compliance with local, state, national and international laws and regulations, including, without limitation, local regulations and restrictions on parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws.

Overview

      The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. As of June 30, 2003, Central Parking operated 1,753 parking facilities through management contracts, leased 1,838 parking facilities, and owned 213 parking facilities, either independently or in joint ventures with third parties. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums, claims and other indirect overhead.

      Parking revenues from owned properties amounted to $16.6 million and $17.6 million for the three months ended June 30, 2003 and 2002, respectively, representing 10.9% and 11.7% of total parking revenues for the respective periods. For the nine months ended June 30, 2003 and 2002, parking revenues from owned properties were $49.5 million and $52.4 million, respectively, representing 11.0% and 11.8% of total parking revenues for the respective periods. Ownership of parking facilities, either independently or through joint ventures, typically requires a larger capital investment and greater risk than managed or leased facilities, but provides maximum control over the operation of the parking facility and the greatest profit potential of the three types of operating arrangements. All owned facility revenues flow directly to the Company, and the Company has the potential to realize benefits of appreciation in the value of the underlying real estate if the property is sold. The ownership of a parking facility brings the Company complete responsibility for all aspects of the property, including all structural, mechanical or electrical maintenance or repairs.

      Parking revenues from leased facilities amounted to $136.0 million and $132.2 million for the three months ended June 30, 2003 and 2002, respectively, and $399.6 million and $389.9 million for the nine months ended June 30, 2003 and 2002, respectively. Parking revenues from leased facilities accounted for 89.1% and 88.3% of total parking revenues for the three months ended June 30, 2003 and 2002, respectively, and 89.0% and 88.2% of total parking revenues for the nine months ended June 30, 2003 and 2002, respectively. The Company’s leases generally require the payment of a fixed amount of rent, regardless of the profitability of the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. Generally speaking, leased facilities require a longer commitment and a larger capital investment for the Company and represent a greater risk than managed facilities but provide a greater opportunity for long-term growth in revenues and profits. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and ordinary and routine maintenance, but is generally not responsible for structural, mechanical or electrical maintenance or repairs. Lease arrangements are typically for terms of three to ten years, with a renewal term, and generally provide for increases in base rent based on indices, such as the Consumer Price Index, or on pre-determined amounts.

      Management contract revenues amounted to $30.6 million and $31.3 million for the three months ended June 30, 2003 and 2002, respectively, and $90.9 million and $90.2 million for the nine months ended June 30, 2003 and 2002, respectively. The Company’s responsibilities under a management contract as a facility manager include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping, insurance, and facility marketing services. In general, Central Parking is not responsible under its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are cancelable by the property owner on short notice. With respect to insurance, the Company’s clients have the option of obtaining liability insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company’s size and claims experience, management believes it can purchase such insurance at lower rates than the Company’s clients can generally obtain on their own. Accordingly, Central Parking historically has generated profits on the insurance provided under its management contracts.

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

      Impairment of Long-Lived Assets and Goodwill

      As of June 30, 2003, the Company’s long-lived assets were comprised primarily of $454.5 million of property, equipment and leasehold improvements, $107.5 million of contract rights and $19.8 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of June 30, 2003, the Company had $230.3 million of goodwill.

      The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. A $9.3 million goodwill impairment charge reflected in the statement of operations for the nine-months ended June 30, 2002 resulted from the Company’s initial adoption of SFAS No. 142 and is reflected as a cumulative effect of an accounting change as of October 1, 2001. The Company recorded impairment losses of approximately $4.3 million in property related losses during the three months ended June 30, 2003 as a result of underperforming locations, upon termination or disposal and premature closures. The Company recorded impairment losses of approximately $9.7 million in property related losses and an additional $2.4 million in discontinued operations during the nine months ended June 30, 2003 as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

      Contract and Lease Rights

      As of June 30, 2003, the Company had $107.5 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

      Allowance for Doubtful Accounts

      As of June 30, 2003, the Company had $49.4 million of trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $2.9 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

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

      During the three months ended June 30, 2003, the Company eliminated deferred tax valuation allowances on acquired operating loss carryforwards totaling $11,949,000, because management determined that the deferred tax assets from these operating loss carryforwards would be realized. Since these deferred tax assets were obtained from previous acquisitions for which goodwill was recorded, the Company reduced goodwill by the amount of the elimination of the deferred tax valuation allowance.

Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, and have been included in the notes to the consolidated financial statements included herein. The impact on the Company’s financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the quarter ended June 30, 2003, which were impacted by the provisions of FASB Interpretation No. 45.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 during the three months ended December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. The primary objectives of Interpretation No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, Interpretation No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company has 19 variable interest entities with which it holds a significant variable interest, but is not the primary beneficiary:

	Commencement		%		Number of
Entity	of Operations	Nature of Activities	Ownership	Location	Parking Spaces

Central Parking System of Mexico, SA De CV	Aug-94	Leases and manages parking lots	50.00%	Mexico	64,062
Larimer Square Parking Associates	Jan-95	Owns parking lot	50.00%	Denver, Colorado	307
LODO Parking Garage, LLC	Feb-95	Owns parking lot	50.00%	Denver, Colorado	314
157166 Canada, Inc.	Sep-87	Owns parking lots	50.00%	Canada	179
Other investments in VIEs	Oct 80 - July 99	Ownership, management, and leases parking lots	3.32% - 50%	Mexico and Various states	11,031

      The Company will adopt the provisions of Interpretation No. 46 beginning July 1, 2003. The initial adoption of Interpretation No. 46 will not have any effect on the Company’s financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FASB SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, FASB SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of FASB SFAS No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of FASB Statement No. 150 after May 31, 2003. On July 1, 2003, the $78,085,000 Company-obligated mandatorily redeemable convertible securities of a subsidiary trust holding solely parent debentures, were classified as liabilities. There was no cumulative effect of the change in accounting principle as a result of adopting FASB SFAS No. 150.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Parking revenues in the third quarter of fiscal year 2003 increased to $152.6 million from $149.8 million in the third quarter of fiscal year 2002, an increase of $2.8 million, or 1.9%. The increase primarily resulted from a $2.8 million increase in same-store revenues.

      Management contract revenues for the third quarter of fiscal 2003 decreased to $30.6 million from $31.3 million in the third quarter of fiscal year 2002.

      Cost of parking in the third quarter of 2003 increased to $142.1 million from $131.6 million in the third quarter of 2002, an increase of $10.5 million or 8.0%. This increase included a $3.7 million increase in rent expense due to new locations and new lease agreements, and $1.2 million due to increased property taxes. Other items causing this increase were cost inflation driven by higher insurance costs and start up costs related to new business brought on since last year. Rent expense as a percentage of parking revenues increased to 52.1% during the quarter ended June 30, 2003, from 50.7% in the quarter ended June 30, 2002. Payroll and benefit expenses were 19.1% of parking revenues during the third quarter of fiscal 2003 as compared to 19.5% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 93.1% in the third quarter of fiscal 2003 from 87.9% in the third quarter of fiscal 2002.

      Cost of management contracts in the third quarter of fiscal 2003 increased to $16.6 million from $12.4 million in the comparable period in 2002, an increase of $4.2 million or 33.9%. The increase was primarily caused by an increase of $1.2 million in bad debt expense, an increase of $1.1 million in employee health care costs, an increase of $0.4 million in commercial and unemployment claims, an increase of $0.8 million in bodily injury claims and an increase of $0.3 million in property damage insurance. The increase in the bad debt expense was attributed to reserve increases as a result of deterioration in aging of select accounts, and balances whose resolution is in litigation. Cost of management contracts as a percentage of management contract revenue increased to 54.1% for the third fiscal quarter of 2003 from 39.6% for the same period in 2002.

      General and administrative expenses increased to $25.0 million for the third quarter of fiscal 2003 from $17.2 million in the third quarter of fiscal 2002, an increase of $7.8 million or 45.3%. This increase is due to an increase in legal and professional expenses of $0.5 million and an increase of $5.7 million in payroll, primarily related to severance costs. Miscellaneous other expenses of $1.6 million comprise the remainder of the increase for the third quarter of fiscal 2003. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 13.6% for the third quarter of fiscal 2003 compared to 9.5% for the third quarter of fiscal 2002.

      Net property-related losses for the three months ended June 30, 2003 was $4.4 million. The $4.4 million loss was comprised of impairments of contract rights, leasehold improvements and deferred expenses related to locations which management plans to continue to operate. Based on the continued sluggish economy, current operating results, and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related losses for the three months ended June 30, 2002, were primarily comprised of impairment of contract rights and leasehold improvements related to a location in New York City due to changes in traffic flow patterns resulting in a reduction of revenues at that site.

      The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be reflected as discontinued operations. For the three months ended June 30, 2003, the Company either disposed of or designated as held-for-sale or disposal 7 locations, resulting in income from discontinued operations of $50,000. The Company’s 2002 results were reclassified to reflect the operations of these locations discontinued in 2003 as discontinued operations net of related income taxes.

      Interest income decreased to $1.1 million for the third quarter of fiscal 2003 from $1.2 million in the third quarter of fiscal 2002, a decrease of $0.1 million, or 8.3%. The decrease in interest income was the result of lower market interest rates.

      Interest expense and dividends on Company-obligated mandatory redeemable convertible securities increased to $5.9 million for the third quarter of fiscal 2003 from $4.2 million in the third quarter of fiscal 2002, an increase of $1.7 million or 40.5%. The increase was attributed to an increase in interest rates on the Company’s Credit Facility ($1.4 million), an increase in letter of credit costs ($0.2 million), and an increase in other costs ($0.1 million).

      The weighted average balance outstanding for the Company’s debt obligations and convertible securities was $367.3 million during the quarter ended June 30, 2003, at a weighted average interest rate of 6.0% compared to a weighted average balance outstanding of $355.2 million at a weighted average rate of 4.7% during the quarter ended June 30, 2002. Deferred finance costs were included in the calculation of the weighted average interest rate.

      The Company recorded an income tax benefit of $5.3 million for the third quarter of fiscal 2003 as compared to income tax expense of $5.2 million in the third quarter of fiscal 2002, a change of $10.5 million. The effective tax rate on (loss) earnings from continuing operations before income taxes and cumulative effect of accounting change for the third quarter of fiscal 2003 was 51.2% compared to 34.3% for the third quarter of fiscal 2002. The change in the effective tax rate is due to the change in relationship of the amount of certain non deductible items to the pretax loss in 2003.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

      Parking revenues in the first nine months of fiscal year 2003 increased to $448.7 million from $442.3 million in the first nine months of fiscal year 2002, an increase of $6.4 million, or 1.4%. The increase primarily resulted from a $6.4 million increase in same-store revenues.

      Management contract revenues for the first nine months of fiscal 2003 increased to $90.8 million from $90.2 million in the same period of fiscal 2002, an increase of $0.6 million or 0.7%. The increase is primarily due to an increase in insurance charges.

      Cost of parking in the first nine months of 2003 increased to $416.2 million from $386.0 million in the first nine months of 2002, an increase of $30.2 million or 7.8%. This increase was attributable to an increase in rent and property expense of $10.3 million, payroll and payroll related costs increase of $3.0 million, snow removal costs of $2.7 million, insurance cost increases of $3.1 million, increase in equipment expenses of $1.5 million, increase in supplies expense of $0.9 million, increase in utilities of $0.7 million, and other miscellaneous costs of parking of $8.0 million. Rent expense as a percentage of parking revenues increased to 51.2% during the first nine months ended June 30, 2003, from 49.9% during the same period of 2002. Payroll and benefit expenses were 19.4% of parking revenues during the third quarter of fiscal 2003 as compared to 18.9% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 92.8% in the first nine months of fiscal 2003 from 87.3% in the first nine months of fiscal 2002.

      Cost of management contracts in fiscal first nine months 2003 increased to $48.7 million from $37.7 million in the comparable period in 2002, an increase of $11.0 million or 29.2%. The increase in cost was primarily caused by an increase in insurance related items of $7.5 million including group insurance and general liability claims, an increase of $2.8 million in bad debt expense, and an increase in other costs of $0.7 million. The increase in the bad debt expense was attributed to reserve increases as a result of deterioration in aging of select accounts, and balances whose resolution is in litigation. Cost of management contracts as a percentage of management contract revenue increased to 53.6% for the first nine months of fiscal 2003 from 41.8% for the same period in fiscal 2002, due to the increase in the aforementioned items.

      General and administrative expenses increased to $66.8 million for the first nine months of fiscal 2003 from $52.6 million in the first nine months of fiscal 2002, an increase of $14.2 million or 27.0%. This increase is due to an increase in payroll and bonus expense of $7.1 million, an increase of $3.9 million in professional services, an increase of $0.6 million in rent expense, an increase of $1.7 million in deferred compensation, and an increase of $0.9 million in miscellaneous general and administrative for the first nine months of fiscal 2003. The increase in payroll expense is due primarily to severance charges. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 12.4% for the first nine months of fiscal 2003 compared to 9.9% for the first nine months of fiscal 2002.

      Net property-related losses for the nine months ended June 30, 2003 was $7.0 million. The $7.0 million loss was comprised of $7.0 million of impairments of contract rights, deferred expenses and leasehold improvements related to locations which management plans to continue to operate. Based on the continued sluggish economy, current operating results, and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of assets. The Company’s property-related gains for the nine months ended June 30, 2002, were primarily comprised of a $4.6 million gain on the sale of property in Houston and the $3.9 million gain on the sale of the Company’s Civic partnership interest, offset by $1.2 million of impairment charges for condemned locations and impairment of $2.6 million of leasehold improvements and prepaid rent at a New York City location.

      The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be reflected as discontinued operations. For the nine months ended June 30, 2003, the Company either disposed of or designated as held-for-sale 26 locations, resulting in a loss from discontinued operations of $1.3 million, including $2.9 million in impairments and $2.9 million in property related gains. Included in the nine months ended June 30, 2003 is the year-to-date results of operations all locations discontinued during the first quarter as well as the locations disposed of during the second and third fiscal quarters of 2003. The Company’s 2002 results were reclassified to reflect the operations of these locations discontinued in 2003 as discontinued operations net of related income taxes.

      Interest income decreased to $3.5 million for the first nine months of fiscal 2003 from $4.3 million in the first nine months of fiscal 2002, a decrease of $0.8 million, or 18.6%. The decrease in interest income was the result of lower market interest rates.

      Interest expense and dividends on Company-obligated mandatory redeemable convertible securities increased to $16.6 million for the first nine months of fiscal 2003 from $13.3 million in the first nine months of fiscal 2002, an increase of $3.3 million or 24.8%. The increase was due primarily to costs associated with the refinancing of the 1999 Credit Facility and an increase in interest rates from the new Credit Facility. Deferred finance cost of $0.8 million and interest rate swap costs of $0.9 million were written off to interest expense during the second quarter of 2003 as a result of the refinancing. The Company also incurred waiver related fees of $0.4 million that were included in interest expense.

      The weighted average balance outstanding for the Companies debt obligations and convertible securities was $356.5 million during the first nine months of 2003, at a weighted average interest rate of 5.7% compared to a weighted average balance outstanding of $381.2 million and a weighted average rate of 4.5% during the same period of 2002. Deferred finance costs were included in the calculation of the weighted average interest rate.

      Gain on sale of non-operating assets was $3.3 million for the nine months ended June 30, 2003. The gain is attributable to the sale of the corporate airplane during the second quarter.

      Income taxes decreased to a $4.7 million benefit for the first nine months of fiscal 2003 from a $22.4 million expense in the first nine months of fiscal 2002, a decrease of $27.1 million. The effective tax rate on (loss) earnings from continuing operations before income taxes and cumulative effect of accounting change for the first nine months of fiscal 2003 was 43.5% compared to 37.0% for the first nine months of fiscal 2002. The change in the effective tax rate is due to the change in relationship of the amount of certain non-deductible items to the pretax loss in 2003.

Liquidity and Capital Resources

      Operating activities for the nine months ended June 30, 2003 provided net cash of $16.5 million, compared to $72.4 million of cash provided by operating activities for the nine months ended June 30, 2002. Net loss from continuing operations of $6.2 million, depreciation and amortization of $24.8 million, deferred taxes of $9.9 million, property related losses of $7.0 million and gain on sale of non operating assets of $3.3 million, along with net increases in operating assets and net decreases in operating liabilities totaling $4.1 million, account for the majority of the cash provided by operating activities during the first nine months of fiscal 2003.

      Investing activities for the nine months ended June 30, 2003 used net cash of $38.3 million, compared to $22.7 million of net cash used in investing activities for the same period in the prior year. Purchases of property, equipment and leasehold improvements of $52.0 million and purchases of contract and lease rights of $7.2 million, offset by proceeds from disposition of property and equipment of $17.9 million and other investing activities of $3.0 million, accounted for the majority of the cash used by investing activities in the first nine months of fiscal 2003. Acquisitions of $17.8 million, purchases of property, equipment, and leasehold improvements of $19.8 million and contract rights and lease rights of $18.8 million, offset by proceeds of $34.1 million from the disposition of property and equipment, and proceeds from sale of investment in partnership accounted for the majority of cash used by investing activities during the first nine months of fiscal 2002.

      Financing activities for the nine months ended June 30, 2003 provided net cash of $21.0 million, compared to $56.6 million used in the same period in the prior year. Principal repayments on revolving credit of $74.5 million, principal repayments on notes payable and capital leases of $78.3 million, payment to minority interest partners of $3.9 and dividends paid of $1.6 million, offset by proceeds from issuance of notes payable of $176.3 million comprised a majority of the cash provided by financing activities for the nine months ended June 30, 2003. Principal repayments on long-term debt of $41.5 million and the repurchase of mandatorily redeemable preferred securities of $21.8 million, offset by net borrowings under the revolving credit agreement of $9.5 million, comprised a majority of the cash used by financing activities during the nine months ended June 30, 2002.

      On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving credit facility including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. The facility is secured by the stock of certain subsidiaries of the Company, 106 real estate assets, and domestic personal property assets of the Company and certain subsidiaries. Proceeds from the Credit Facility were used to refinance the 1999 Credit Facility.

      The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving credit facility and term loan. The weighted average margin as of June 30, 2003 was 3.35%. The amount outstanding under the Company’s Credit Facility was $246.6 million with a weighted average interest rate of 4.99% as of June 30, 2003. The term loan is required to be repaid in quarterly payments of $0.44 million through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $32.3 million at June 30, 2003, which is net of $35.7 million of stand-by letters of credit.

      The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of March 31, 2003, the Company was in default due to non-compliance with both the leverage and senior leverage ratios. A temporary waiver was obtained from the lenders for the quarter ended March 31, 2003, subject to certain conditions. Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the Company projected future compliance with the existing covenants and concluded that non-compliance with the same covenants at the next quarterly measurement date was probable. As a result, the Credit Facility was classified as a current liability at March 31, 2003. The temporary waiver required the Company to complete an amendment to the Credit Facility.

      The Company completed an amendment of the Credit Facility on August 12, 2003. The Company paid a fee of $1.5 million in connection with obtaining the amendment. The amendment included changes to the permitted covenant ratios; limitation of capital expenditures, acquisitions and loans; adjusted pricing with an additional tier and new provisions for asset dispositions. The amended facility includes a new pricing tier that adds 25 basis points when the Company’s leverage ratio exceeds certain levels. Pursuant to EITF Issue No. 86-30, the Company projected future compliance with the amended covenants and believes that compliance with the amended covenants during the next four quarterly measurement dates was probable. Accordingly, the Credit Facility has been classified as a long-term liability at June 30, 2003.

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

Future Cash Commitments

      The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2003 to be approximately $24 to $28 million, of which the Company has spent $26.8 million during the first nine months of fiscal 2003.

      The following tables summarize the Company’s total contracted obligations and commercial commitments as of June 30, 2003 (amounts in thousands)

	Payments due by period

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt(1)	$282,504	$3,084	$18,132	$105,344	$146,555
Capital lease obligations	1,455	1,357	96	2	—
Convertible securities	78,085	—	—	—	78,085
Operating leases	1,302,640	139,055	375,487	297,505	490,593
Other long-term obligations	14,250	14,250	—	—	—

Total contractual cash obligations	$1,678,934	$157,746	$393,715	$402,851	$715,233

(1) The amounts reflect the contractual maturities of the Company’s long-term debt as of June 30, 2003.

	Amount of commitment expiration per period

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Unused lines of credit	$71,610	$1,750	$3,500	$3,500	$62,860
Stand-by letters of credit	37,579	36,033	1,546	—	—
Guarantees	—	—	—	—	—
Other commercial commitments	2,702	2,702	—	—	—

Total commercial commitments	$111,891	$40,485	$5,046	$3,500	$62,860

      Other commercial commitments include guaranteed minimum payments to minority partners of certain partnerships.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      Interest Rates

      The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of June 30, 2003, the Company had $246.6 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 3.35%. Of this amount, $174.6 million of the Credit Facility is payable in quarterly installments of $0.44 million through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010 and $72.0 million in revolving credit loans are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.

      The Company is required under the Credit Facility to enter into and maintain interest rate protection agreements designed to limit the Company’s exposure to increases in interest rates. On May 30, 2003, the Company entered into two interest rate swap transactions for a total of $87.5 million. Both transactions swapped the Company’s floating LIBOR interest rates for fixed interest of 2.45% until June 30, 2007. Both of these derivative instruments have terms consistent with the terms of the Credit Facility and qualify as cash flow hedges.

      The weighted average interest rate on the Company’s Credit Facility at June 30, 2003 was 4.99%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $2.47 million based on the Company’s outstanding Credit Facility balance of $246.6 million at June 30, 2003.

      In March 2000, a limited liability company, of which the Company is the sole shareholder, purchased a parking structure for $19.6 million and financed $13.3 million of the purchase price with a five-year note bearing interest at one-month floating LIBOR plus 162.5 basis points. The Company entered into a five-year LIBOR swap for this interest rate, yielding an effective interest cost of 8.91% for the five-year period. The notional amount of the swap amortizes with the payments on the related variable rate debt. The terms of this derivative instrument are consistent with the terms of the note and this derivative instrument qualifies as a cash flow hedge.

      Market Risk

      At June 30, 2003 the Company’s three interest rate cap agreements with a combined notional amount of $75.0 million and one interest rate swap with a notional value of 25.0 million are being accounted for as speculative derivative financial instruments with changes in fair values being reflected as a component of other income (expense). Subsequent changes in the fair value of the speculative derivative financial instruments will continue to impact the Company’s financial statements for the duration of the agreements. The interest rate cap agreements and swap agreement terminate March 19, 2004 and October 29, 2003 respectively.

      Foreign Currency Risk

      The Company’s exposure to foreign exchange risk is minimal. As of June 30, 2003, the Company has approximately GBP 0.6 million (USD $1.0 million) of cash and cash equivalents denominated in British pounds, EUR 1.5 million (USD $1.7 million) denominated in euros, CAD 2.0 million (USD $1.5 million) denominated in Canadian dollars, and USD $1.3 million denominated in various other foreign currencies. The Company also has EUR 1.0 million (USD $1.1 million) of notes payable denominated in euros at June 30, 2003. These notes bear interest at a floating rate of 5.34% as of June 30, 2003, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of June 30, 2003, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

ITEM 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2003, are effective in timely alerting them to material information required to be included in the Company’s periodic reports and is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, except for the process of identifying and recording trade accounts payable. With respect to this issue, the Company has established a process to capture and record vendor invoices on a more timely basis and to estimate the liabilities for vendor invoices not yet received. The Company believes that procedures performed by the Company subsequent to quarter-end provide us with an adequate basis to conclude the accuracy of this account.

(b)	Changes in internal control over financial reporting: There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the most recent evaluation of the Company’s internal control over financial reporting. Except as disclosed above there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

      In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee (Case Nos. 3CV546, 3CV585, 3CV645 and 3CV661). The plaintiff in each case seeks to represent a plaintiff class that includes those, except for Company insiders and immediate families, who purchased the Company’s common stock from November 4, 2002 through February 13, 2003. The plaintiff in each case claims that the defendants, between November 4, 2002 and February 13, 2003, made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and the fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, allegedly caused the plaintiffs to buy Company stock at inflated prices. The Company has not yet formally responded to these complaints, but intends to vigorously defend the claims and allegations asserted in each of these cases.

      The Company, Pepsi Cola Company (Pepsi) and several related Pepsi companies and individuals are co-defendants in a lawsuit filed in the 270th Judicial District Court in Harris County, Texas, by an individual, David Loftus, and three companies affiliated with Mr. Loftus known as PepsiPark USA, Inc. The plaintiffs in the suit allege, among other things, that the Company and Pepsi conspired to misappropriate a concept developed by the plaintiffs for selling Pepsi products and other vending machine products to parking lot customers. Plaintiffs allege several causes of action, including breach of contract, misrepresentation, breach of fiduciary duties, fraud, conversion and unfair competition. The suit, which was initially filed on June 24, 2002, was amended on April 24, 2003, to add allegations against the Company for underpayment of percentage rent with respect to three parking lots leased to the Company by Mr. Loftus and related companies. The plaintiffs allege, among other things, breach of contract and fraud with respect to these parking lots, and are currently seeking damages for allegedly unpaid percentage rent of $1.3 million plus interest and attorney’s fees and expenses. The plaintiffs also are seeking unspecified exemplary damages. On May 9, 2003, the suit was again amended to add an allegation that the Company refused to implement the plaintiffs’ concept for selling vending machine products to parking lot customers to avoid liability for past underreporting of revenues. The Company is vigorously defending the case.

      The Company has settled a lawsuit brought by Texas Gulf Bank and other trustees and individuals on behalf of the owners of an individual interest in an undeveloped city block in downtown Houston that was leased by a subsidiary of Allright (which is a subsidiary of the Company). The suit was filed in June 2001, in the 270th Judicial District Court in Harris County, Texas. The plaintiffs in the suit alleged underpayment of percentage rent as a result of theft and fraud. Management has established an accrual for the entire amount of the proposed settlement.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001).

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4		Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5		Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6		Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1		Revolving Credit Note dated November 1, 2002, by SunTrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.2		Promissory Note dated January 8, 2003 by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2003)

10.3		First Amendment to Credit Agreement dated August 12, 2003, by Bank of America, N.A. and Central Parking Corporation.

10.4		International Swap Dealers Association, Inc. Master Agreement dated as of June 9, 2003, by JPMorgan Chase Bank and Central Parking Corporation.

10.5		International Swap Dealers Association, Inc. Master Agreement dated as of May 28, 2003, by SunTrust Bank and Central Parking Corporation.

31.1		Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(a).

31.2		Certification of V. Jeffrey Heavrin pursuant to Rule 13a-14(a).

32.1		Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(b).

32.2		Certification of V. Jeffrey Heavrin pursuant to Rule 130-14(b).

(b) Reports on Form 8-K

      On April 4, 2003, the Company filed a current report on form 8-K announcing that the Company expects to report net loss for the second fiscal quarter.

      On May 7, 2003, the Company filed a current report on form 8-K announcing that the Company is reporting a net loss of $9.2 million for the quarter ended March 31, 2003.

      On June 19, 2003, the Company filed a current report on form 8-K announcing that the Company plans vigorous defense against a shareholder complaint.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION

Date: August 14, 2003	By:	/s/ MONROE J. CARELL, JR.

Monroe J. Carell, Jr. Chairman and Chief Executive Officer

CENTRAL PARKING CORPORATION

Date: August 14, 2003	By:	/s/ V. JEFFREY HEAVRIN

V. Jeffrey Heavrin Chief Accounting Officer