Form 10-K
period 2003-09-30
CENTRAL PARKING CORP
filed 2003-12-24
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-13950

CENTRAL PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1052916

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2401 21st Avenue South, Suite 200, Nashville, Tennessee	37212

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 297-4255

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each Exchange on which registered

Common Stock, $0.01 par Value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 31, 2003 (the last business day of the most recently completed second fiscal quarter) was $152,779,560. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 10, 2003

Common Stock, $0.01 par value	36,170,175

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on February 10, 2004 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14 of this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      Certain information discussed in this Annual Report on Form 10-K, including but not limited to, information under the captions “Business”; “Properties”; “Legal Proceedings”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”, and the information incorporated herein by reference, may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption “Risk Factors.” Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “estimates,” “projects,” “objective,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

•	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to

•	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

•	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

•	integrate past and future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	comply with the terms of its credit facility or obtain waivers of noncompliance;

•	form and maintain strategic relationships with certain large real estate owners and operators; and

•	renew and obtain performance and surety bonds on favorable terms;

•	successful implementation of the Company’s operating and growth strategy;

•	interest rate fluctuations;

•	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

•	the timing of property-related gains and losses;

•	the timing of pre-opening, start-up and break-in costs of parking facilities;

•	player strikes or other events affecting major league sports;

•	changes in economic and business conditions at the local, regional, national or international levels;

•	changes in patterns of air travel or automobile usage, including effects of weather on travel and transportation patterns;

•	the impact of litigation, including but not limited to, the securities class action lawsuits pending against the Company;

•	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

•	compliance with, or changes in local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

•	changes in current parking rates and pricing of services to clients;

•	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

•	the loss of key employees; and

•	the other factors discussed under the heading “Risk Factors” included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

PART I

Item 1.	Business

General

      Central Parking Corporation (“Central Parking” or the “Company”) is a leading provider of parking and related services. As of September 30, 2003, Central Parking operated 3,717 parking facilities containing 1,643,108 spaces in 38 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland.

      Central Parking operates or manages multi-level parking facilities and surface lots. It also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter collection and enforcement, and billing services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases and fee ownership. As of September 30, 2003, Central Parking operated 1,714 parking facilities under management contracts and 1,798 parking facilities under leases. In addition, the Company owned 205 parking facilities either independently or through joint ventures.

Parking Industry

      The commercial parking services business is very fragmented, consisting of a few national companies and numerous small, privately held local and regional operators. Central Parking believes it has certain competitive advantages over many of these companies, including advantages of scale, financial resources and technology.

      During the 1980’s, the high level of construction activity in the United States resulted in a significant increase in the number of parking facilities. Since that time, as construction activity has slowed, much of the growth of certain parking service companies, including Central Parking, has been as a result of competing with other parking companies for existing locations. New construction and acquisition of additional facilities are essential to growth for parking service companies because of the limitations on growth in revenues of existing operations. Although some growth in revenues from existing operations is possible through redesign, increased operational efficiency, or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

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

      Increase Market Presence

      Central Parking continually seeks to establish and increase its operations in new and existing markets through take-aways of competitors’ contracts, obtaining new management and lease contracts and entering into joint venture arrangements. Management believes that Central Parking’s relative size, financial resources and systems give it a competitive advantage in winning new business and make it an attractive partner for joint venture and other opportunities. In addition, Central Parking believes that its performance-based compensation system, which is designed to reward managers for increasing profitability in their respective areas of responsibility, is an important element of this strategy.

      Pursue Strategic Acquisitions

      During fiscal year 2003, the Company completed one acquisition of a company with parking operations in Calgary, Alberta. During fiscal year 2002, the Company completed acquisitions of four separate companies with parking operations in the southeast and western portions of the United States. The Company also obtained a 70% interest in an entity that manufactures automated pay stations during fiscal year 2002. See Note 2 to the Consolidated Financial Statements. Central Parking intends to continue to pursue acquisition opportunities on a selective basis. Central Parking’s acquisition strategy is to focus on opportunities that enable Central Parking to (i) become a more efficient provider in selected markets, (ii) generate economies of scale and cost savings, and (iii) increase cash flow.

      Pursue Privatization Opportunities and Airports

      The Company pursues privatization opportunities, including on-street fee collection and enforcement, parking and user fee collection and enforcement services in parks and recreational areas and airport parking management. The Company currently has contracts for parking meter collection and enforcement in 29 cities, including; Charlotte, North Carolina; Richmond, Virginia; Fort Myers, Florida; and Edinburgh, Scotland. The Company currently provides airport parking management services to approximately 30 airports, including airports in Philadelphia, Houston and Detroit.

      Expand International Operations

      Management believes that there are international opportunities for parking companies, particularly companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. Central Parking typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities. Both scenarios allow Central Parking to enter foreign markets with reduced operating and investment risk. Central Parking currently has operations in Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland. Approximately 6% of the Company’s total revenues, excluding reimbursed management costs, in fiscal year 2003 were from international operations.

Operating Strategy

      Central Parking’s primary objective is to increase the revenues and profitability of its parking facilities through a variety of operating strategies, including the following:

      Maintain Strict Cost Management and Cash Control

      In order to provide competitively priced services, the Company must contain costs. Managers analyze staffing and cost control issues, and each is tracked on a monthly basis to determine whether financial results are within budgeted ranges. Because of the substantial performance-based components of their compensation, general (city) managers are motivated to contain the costs of their operations. Cash control also is important to Central Parking and its clients. Central Parking utilizes a variety of cash control procedures, including ticketing systems, on-site spot checks, daily cash deposits, audits and managerial oversight and review.

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

      Leverage Established Market Presence

      Central Parking has an established presence in multiple markets, representing platforms from which it can build. Because of the relatively fixed nature of certain overhead at the city level and the resources that can be shared in specific markets, management believes it has the opportunity to increase the Company’s profit margins as it grows its presence in established markets.

      Empower Local Managers; Provide Corporate Support

      The Company’s strategy is to establish a successful balance between centralized and decentralized management. Because its business is dependent, to some extent, on relationships with clients, Central Parking provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, services that may not be readily available to independent operators such as management support, human resources management, marketing and business expertise, training, and financial and information systems. Services performed primarily at the corporate level include billing, quality improvement oversight, financial and accounting functions, human resources, legal services, policy and procedure development, systems design, and corporate acquisitions and development.

      The Company’s operations are managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. See Note 17 to the Consolidated Financial Statements for financial information regarding the Company’s business segments.

      Utilize Performance-Based Compensation

      Central Parking’s performance-based compensation system rewards managers at the general (city) manager level and above for the profitability of their respective areas of responsibility. Each person participating in the incentive program generally receives a significant portion of his or her compensation from this performance-based compensation system.

      Maintain Well-Defined Professional Management Organization

      In order to ensure professionalism and consistency in Central Parking’s operations, to provide a career path opportunity for its managers, and to achieve a balance between autonomy and accountability, Central Parking has established a structured management organization.

      For its managerial positions, Central Parking seeks to recruit college graduates or people with previous parking services or hospitality industry experience, and requires that they undergo a training program. New managers typically are assigned to a particular facility where they are supervised as they manage one to five employees. The Company’s management trainee program teaches a wide variety of skills, including organizational skills and basic management techniques. As managers develop and gain experience, they have the opportunity to assume expanded responsibility, to be promoted to higher management levels and to increase the performance-based component of their compensation. This well-defined structure provides a career path that is designed to be an attractive opportunity for prospective new hires. In addition, management believes the training and advancement program has enabled Central Parking to instill a high level of professionalism in its employees.

      Implement Technology

      Management believes that the Company’s application of technology to its operations represents a competitive advantage over smaller operators with more limited resources. Central Parking has implemented computerized access card tracking and accounting systems and Lexis automated paystations in certain of its facilities and is experimenting with a variety of automated payment and tracking systems.

      Strategically Expand Ancillary Product and Service Offerings

      Central Parking provides products and services that are complementary to parking facility management. These products and services include consulting services (parking facility design, layout and utilization); on-street parking fee collection and enforcement services; parking and user fee collection and enforcement services in parks and recreational areas; shuttle bus and van services;. automated paystations; accounts receivable billing systems and services; and airport luggage carts. These ancillary products and services did not constitute a significant portion of Central Parking’s revenues in fiscal year 2003, but management believes that the provision of ancillary products and services can be important in obtaining new business and preparing the Company for future changes in the parking industry.

      Focus on Retention of Patrons

      For the Company to succeed, its parking patrons must have a positive experience at Company facilities. Accordingly, the Company seeks to have well lit, clean facilities and cordial employees. Each facility manager has primary responsibility for the environment at the facility, and is evaluated on his or her ability to retain parking patrons. The Company also monitors customer satisfaction through customer surveys.

      Maintain Disciplined Facility Site Selection Analysis

      In existing markets, the facility site selection process begins with identification of a possible facility site and the analysis of projected revenues and costs at the site by general managers and regional managers. The managers then typically conduct an examination of a location’s potential demand based on traffic patterns and counts, area demographics, and potential competitors. Pro forma financial statements are then developed and a Company representative will meet with the property owner to discuss the terms and structure of the agreement.

      The Company seeks to distinguish itself from its competitors by combining a reputation for professionalism and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company’s clients include some of the nation’s largest owners and developers of mixed-use projects, major office building complexes, airport terminals, sports stadiums, hotels, and toll roads. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), Philadelphia Airport, Houston Airport, Detroit Airport, Strategic Rail Authority Parking (London), the Prudential Center (Boston), Turner Field (Atlanta), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Trizec Office Properties, Jones Lang LaSalle, Millenium Partners, Shorenstein and Crescent Real Estate. None of these clients accounted for more than 5% of the Company’s total revenues for fiscal year 2003.

Acquisitions

      The Company’s acquisition strategy is very selective and focuses primarily on acquisitions that the Company believes will enable it to become a more efficient and cost-effective provider in selected markets. The strategy also focuses on businesses that have the potential to enhance future cash flows and can be acquired at reasonable valuations. Central Parking believes it has the opportunity to recognize economies of scale by making acquisitions in markets where the Company already has a presence, which allows Central Parking to reduce the overhead cost of the acquired company by consolidating its management with that of Central Parking. Management believes acquisitions also can be an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel. The Company’s acquisitions over the last three years, all of which were accounted for under the purchase method of accounting, are as follows: USA Parking Systems, Inc. and Universal Park Holdings in October 2001; a 70% interest in Lexis Systems, Inc. in October 2001; Park One of Louisiana, LLC in January 2002; and Sterling Parking LTD in May 2003. Acquisition activity slowed in 2003 as the Company focused on improving operations and reducing debt. For additional information regarding acquisitions, see Note 2 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Sales and Marketing

      Central Parking’s sales and marketing efforts are designed to expand its operations by developing and maintaining relationships with major real estate developers and asset managers, business and government leaders, and other clients. Central Parking encourages its managers to pursue new opportunities at the local level while selectively targeting key clients and projects at a national level.

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

      National

      At the national level, Central Parking’s marketing efforts are undertaken primarily by upper-level management, which targets developers, governmental entities, the hospitality industry, mixed-use projects, and medical facilities. These efforts are directed at operations that generally have national name recognition, substantial demand for parking related services, and the potential for nationwide growth. For example, Central Parking’s current clients include, among other national real estate companies and hotel chains, the Rouse Company, Millennium Partners, Faison Associates, Shorenstein, May Department Stores, Crescent Real Estate, Trizec Office Properties, Jones Lang LaSalle, Westin Hotels, Ritz Carlton Hotels and Hyatt Hotels. Management believes that providing high-quality, efficient services to such companies can lead to additional opportunities as those clients expand their operations. Management believes outsourcing by parking facility owners will continue to be a source for additional facilities, and management believes the Company’s global presence, experience and reputation with large real estate asset managers give it a competitive advantage in this area.

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

      Operations in London began in 1991 with a single consulting agreement and, as of September 30, 2003, had grown to 68 locations in the United Kingdom including four airports, eight rail operating companies and parking meter enforcement and ticketing services for thirteen local governments that have privatized these services. Central Parking began expansion into Mexico in July 1994 by forming a joint venture with Fondo Opcion, an established Mexican developer, and as of September 30, 2003, operated 107 facilities in Mexico. As of September 30, 2003, Central Parking also operated 155 facilities in Canada, 4 facilities in Spain, 6 in Poland, 23 in Chile, 14 in Venezuela, 6 in Colombia, 6 in Peru, 1 in Switzerland, and 6 in Greece. The Company also operates on-street parking services in the United Kingdom, Germany and the Republic of Ireland. In 1996, Central Parking acquired a 50%

equity interest in a joint venture, which operated 19 facilities in Germany as of September 30, 2003. To manage its international expansion efforts, the Company has allocated responsibilities for international operations to the President of International Operations.

Operating Arrangements

      Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

	September 30,

	2003	2002	2001

Managed	1,714	1,762	1,869
Leased	1,798	1,886	1,950
Owned	205	214	219

Total	3,717	3,862	4,038

      The general terms and benefits of these types of arrangements are discussed below. Financial information regarding these types of arrangements is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Management Contracts

      Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, benefits administration, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company’s responsibilities under a management contract as a facility manager generally include hiring, training, and staffing parking personnel, and providing collections, accounting, record keeping and insurance. Most management contracts provide that the Company is reimbursed for out-of-pocket expenses. Central Parking is not responsible under most of its management contracts for structural, mechanical, or electrical maintenance or repairs, or for providing security or guard services or for paying property taxes. In general, management contracts are for terms of one to three years and are renewable for successive one-year terms, but are typically cancelable by the property owner on 30 days’ notice. With respect to insurance, the Company’s clients have the option of obtaining liability insurance on their own or having Central Parking provide insurance as part of the services provided under the management contract. Because of the Company’s size and claims experience, management believes it can purchase such insurance at lower rates than the Company’s clients can generally obtain on their own.

      Leases

      The Company’s leases generally require the payment of a fixed amount of rent, regardless of the amount of revenues or profitability generated by the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. In general, leased facilities require a longer commitment, a larger capital investment for the Company, and represent a greater risk than managed facilities due to the relatively fixed nature of expenses. However, leased facilities also provide a greater opportunity for long-term growth in revenues and profits. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and routine maintenance. In short to medium term leases, the Company is generally not responsible for structural, mechanical or electrical maintenance or repairs, or property taxes. However, the Company does often have these responsibilities in longer-term leases. Lease arrangements are typically for terms of three to twenty years, and generally provide for increases in base rent that are either pre-determined or based on indices, such as the Consumer Price Index.

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

      DBE Partnerships

      Central Parking is a party to a number of disadvantaged business enterprise partnerships. These are generally partnerships formed by Central Parking and a disadvantaged business person to manage a facility. Central Parking generally owns 60% to 75% of the partnership interests in each partnership and typically receives management fees before partnership distributions are made to the partners.

Competition

      The parking industry is fragmented and highly competitive with relatively low barriers to entry. The Company competes with a variety of other companies to manage, lease and own parking facilities, and faces competition for customers and employees to operate parking facilities. Although there are relatively few large, national parking companies that compete with the Company, numerous companies, including real estate developers, hotel and property management companies, and national financial services companies either compete currently or have the potential to compete with parking companies. Municipalities and other governmental entities also operate parking facilities that compete with Central Parking in some cities. In addition, the Company faces competition from numerous regional and local parking companies and from owner-operators of facilities who are potential clients for the Company’s management services. Construction of new parking facilities near the Company’s existing facilities increases the competition for customers and employees and can adversely affect the Company’s business.

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

Seasonality

      The Company’s business is subject to a modest amount of seasonality. Historically, the Company’s results have been strongest during the quarters that end on December 31, and June 30. The Company attributes the relative weakness of the quarters that end on March 31, and September 30 to, among other factors, winter weather and summer vacations. There can be no assurance that this trend will continue in future years. For further discussion of this issue see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Insurance

      The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company purchases a worker’s compensation policy with a per claim deductible of $250,000. The Company utilizes a third party administrator to process and pay filed worker’s compensation claims. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim.

      Because of the size of the operations covered and its claims experience, the Company purchases liability insurance policies at prices that management believes represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its customers for insurance at rates it believes are competitive. In each case, the Company’s clients have the option of purchasing their own policies, provided the Company is named as an additional insured. A reduction in the number of clients that purchase insurance through the Company could have a material adverse effect on the operating earnings of the Company. In addition, a material increase in insurance costs due to an increase in the number of claims, higher claims costs or higher premiums paid by the Company could have a material adverse effect on the operating earnings of the Company. In this regard, the Company has experienced a substantial increase in the premiums it pays for insurance in each of the last three years and the Company has experienced a significant increase in claims costs, including liability, group health, and worker’s compensation. These increased costs have adversely affected the Company’s profitability. The Company has been able to recover a portion of these increased costs through cost sharing programs, however, there can be no assurance the Company will be able to fully recover or reduce these increased costs.

Regulation

      The Company’s business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate parking facilities. The facilities in New York City are, for example, subject to extensive governmental restrictions concerning numbers of cars, pricing, structural integrity and certain prohibited practices. Many cities impose a tax or surcharge on parking services, which generally range from 10% to 31% of revenues collected. Several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit or impose certain restrictions on automobile usage. These types of laws have adversely affected the Company’s revenues and could continue to do so in the future. An example was the restrictions imposed by the City of New York in the wake of the September 11 terrorist attacks, which included street closures, traffic flow restrictions and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. Although these restrictions have been eased, the City of New York is considering other actions, including higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, which could adversely impact the Company. The Company is also affected by zoning and use restrictions and other laws and regulations that are common to any business that owns real estate.

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

Employees

      As of September 30, 2003, the Company employed approximately 21,000 individuals, including 15,854 full-time and 5,285 part-time employees. Approximately 4,200 U.S. employees are represented by labor unions. Various union locals represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company’s employees are represented by labor unions are Washington, D.C., Miami, Philadelphia, San Francisco, Jersey City, Newark, Atlantic City, Pittsburgh, Los Angeles, St. Louis, Columbus, Chicago and San Juan, Puerto Rico. The Company frequently is engaged in collective bargaining negotiations with various union locals but has not experienced any labor strikes. Management believes that the Company’s employee relations are good.

Service Marks and Trademarks

      The Company has registered the names CPC, Central Parking System and Central Parking Corporation, and its logo with the United States Patent Office and has the right to use them throughout the United States except in certain areas, including the Chicago and Atlantic City areas where two other companies have the exclusive right to use the name “Central Parking.” The Company also owns registered trademarks for Square Industries, Kinney System, Allied Parking and Allright Parking and operates various parking locations under those names. The Company uses the name “Chicago Parking System” in Chicago and “CPS Parking” in Seattle and Milwaukee. The Company has registered the name “Control Plus” and its symbol in London and has registered that name and symbol in association with its on-street parking activities in Richmond, Virginia. The Company has registered the name “Centra” and its symbol in London. The Company has registered, or intends to register, its name and logo in various international locations where it does business.

Foreign and Domestic Operations

      For information about the Company’s foreign and domestic operations refer to Note 17 to the Consolidated Financial Statements.

Available Information

      The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of the Company’s reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains the Company’s reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.parking.com. The Company also makes available, free of charge through the Company’s website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 2.	Properties

      The Company’s facilities, as of September 30, 2003, are organized into 9 segments which are subdivided into 26 regions as detailed below. Each region is supervised by a regional manager who reports directly to one of the senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company’s operations in a particular city. The following table summarizes certain information regarding the Company’s facilities as of September 30, 2003

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces

Segment 1
Los Angeles	Los Angeles, Orange County, San Diego Burbank Airport, Las Vegas	134	57	73	4	53,706	3.27%
Phoenix	Phoenix, Albuquerque, El Paso	64	30	31	3	22,188	1.35%
San Francisco	San Francisco, Oakland, Sacramento	89	47	41	1	17,431	1.06%
Seattle	Salt Lake City, Seattle, Vancouver	95	35	59	1	23,622	1.44%
Denver	Denver	107	38	56	13	33,919	2.06%

	Total Segment 1	489	207	260	22	150,866	9.18%

Segment 2
Boston	Boston, Hartford, Manchester, Providence	130	56	67	7	91,833	5.59%
New York	New Jersey, New York City, Poughkeepsie, Stamford , Edison, Atlantic City	447	209	225	13	177,283	10.79%
Philadelphia	Philadelphia, Harrisburg Airport	90	38	47	5	73,140	4.45%

	Total Segment 2	667	303	339	25	342,256	20.83%

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces

Segment 3
USA Parking		94	67	26	1	47,775	2.91%

	Total Segment 3	94	67	26	1	47,775	2.91%

Segment 4
Birmingham	Birmingham, Austin, San Antonio	116	51	55	10	35,073	2.13%
Houston	Houston, Houston Airport	94	28	55	11	66,257	4.03%
New Orleans	Mobile, New Orleans, Baton Rouge, New Orleans Airport, Jackson	130	42	83	5	36,864	2.24%
St. Louis	Little Rock, Peoria, St. Louis, Kansas City, St. Louis Airport, Omaha, Oklahoma, Tulsa, Memphis, Dallas, Ft. Worth	485	229	225	31	152,270	9.27%

	Total Segment 4	825	350	418	57	290,464	17.68%

Segment 5
Mexico	Mexico	107	59	48	0	64,062	3.90%
South America	Puerto Rico, Chile, Venezuela, Colombia, Peru	73	45	28	0	33,641	2.05%
Europe	London, Ireland, Czech Republic, Spain, Poland, Greece, Switzerland	107	78	29	0	107,710	6.56%

	Total Segment 5	287	182	105	0	205,413	12.50%

Segment 6
Nashville	Nashville	100	33	54	13	51,963	3.16%

	Total Segment 6	100	33	54	13	51,963	3.16%

Segment 7
Cincinnati	Indianapolis, Louisville, Lexington, Boone Co. Airport, Cincinnati, Columbus, Cleveland, Columbus Airport	179	63	99	17	68,148	4.15%
Canada	Detroit, Detroit Airport, Toledo, Toronto, Ottawa, Montreal, Calgary, Toronto Pearson Airport	141	96	43	2	102,916	6.26%
Chicago	Chicago, Minneapolis, Milwaukee, Gen. Mitchell Airport	156	51	92	13	63,995	3.89%

	Total Segment 7	476	210	234	32	235,059	14.31%

Segment 8
Washington, DC	Washington, DC, Baltimore, Richmond, Roanoke, Roanoke Airport, Richmond Airport	268	108	145	15	96,703	5.89%
Upper New York	Rochester, Buffalo, Binghamton, Syracuse, Pittsburgh, Wilkes-Barre, Charleston, WV	157	68	70	19	56,073	3.41%

	Total Segment 8	425	176	215	34	152,776	9.30%

Segment 9
Florida	Miami, Jacksonville, Tampa, Orlando	134	77	53	4	76,251	4.64%
Atlanta	Atlanta, Charlotte, Columbia, Charleston, SC, Knoxville, Chattanooga	220	109	94	17	90,285	5.49%

	Total Segment 9	354	186	147	21	166,536	10.14%

Total		3,717	1,714	1,798	205	1,643,108	100.0%

      The Company’s facilities include both surface lots and structured parking facilities (garages). Approximately 17% of the Company’s owned parking properties are in structured parking facilities, with the remainder in surface lots. Each year the Company expends significant funds to repair and maintain parking facilities. Management believes the Company’s owned facilities generally are in good condition and are adequate for its present needs.

A summary of the facilities operated domestically and internationally by Central Parking as of September 30, 2003 is as follows:

						Percent
	Managed	Leased	Owned	Total	Spaces	of Total

Total U.S. and Puerto Rico	1,475	1,618	203	3,296	1,390,086	84.6%

United Kingdom	60	8	0	68	88,199	5.4
Mexico (1)	59	48	0	107	64,062	3.9
Canada	71	82	2	155	60,997	3.7
Venezuela	4	10	0	14	11,445	0.7
Germany (1)	6	13	0	19	8,300	0.5
Chile	15	8	0	23	7,558	0.4
Greece	6	0	0	6	2,773	0.1
Peru	5	1	0	6	2,908	0.2
Spain	2	2	0	4	1,295	0.1
Poland	2	4	0	6	1,517	0.1
Colombia	3	3	0	6	870	0.1
Ireland	6	0	0	6	2,773	0.2
Switzerland	0	1	0	1	325	0.0

Total foreign	239	180	2	421	253,022	15.4

Total facilities	1,714	1,798	205	3,717	1,643,108	100%

(1)	Operated through unconsolidated 50% owned joint ventures

The table below sets forth certain information regarding the Company’s managed, leased and owned facilities in the periods indicated.

	Year Ended September 30,

	2003	2002	2001

Managed Facilities:
Beginning of year	1,762	1,869	2,025

Acquired or merged during year	9	71	—
Added during year	236	264	268
Consolidated during year	(44)	(193)	—
Deleted during year	(249)	(249)	(424)

End of year	1,714	1,762	1,869

Renewal Rate (1)	87.5%	88.7%	81.5%
Leased Facilities:
Beginning of year	1,886	1,950	2,190

Acquired or merged during year	9	27	—
Added during year	164	207	243
Consolidated during year	(33)	(37)	—
Deleted during year	(228)	(261)	(483)

End of year	1,798	1,886	1,950

Owned Facilities (2):
Beginning of year	214	219	239

Purchased during year	9	7	3
Closed or sold during year	(18)	(12)	(23)

End of year	205	214	219

Total facilities (end of year)	3,717	3,862	4,038

Net reduction in number of facilities:
Managed	(2.7)%	(5.7%)	(7.7%)
Leased	(4.7)%	(3.2%)	(11.0%)
Owned	(4.2)%	(2.3%)	(8.4%)
Total facilities	(3.8)%	(4.4%)	(9.3%)

(1)	The renewal rate calculation is 100% minus lost locations divided by the sum of the beginning of the year, acquired and added during the year for management locations.

(2)	Includes the Company’s corporate headquarters in Nashville, Tennessee.

Item 3.	Legal Proceedings

      The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party which, in the opinion of management, is likely to have a material adverse effect upon the Company’s financial condition, results of operations, or liquidity, except as set forth below. The Company carries liability insurance against certain types of claims such as bodily injury that management believes meets industry standards; however, there can be no assurance that any legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

      In June and July, 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case seeks to represent a plaintiff class that includes those, except for Company insiders and immediate families, who purchased the Company’s common stock from November 4, 2002 through February 13, 2003. The plaintiff in each case claims that the defendants, between November 4, 2002 and February 13, 2003, made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and the fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. By order dated December 10, 2003, the Court has consolidated the cases which are now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The Company has not yet been required to file answers to the complaints. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

      The Company is a defendant in a lawsuit filed in July 2002 in Chancery Court in Davidson County, Tennessee, by Wardrop Parking Holdings, LLC relating to the Company’s management of the McKendree Parking Center in Nashville. The plaintiff seeks approximately $3.5 million in compensatory damages based on an alleged loss in value of its leasehold interest, termination of its contract with the Company and unspecified punitive damages and attorneys’ fees. Trial in the case is scheduled for February 2004. The Company is vigorously defending the lawsuit.

      The Company, Pepsi Cola Company (Pepsi) and several related Pepsi companies and individuals are co-defendants in a lawsuit filed in the 270th Judicial District Court in Harris County, Texas, by an individual, David Loftus, and three companies affiliated with Mr. Loftus. The plaintiffs in the suit allege, among other things, that the Company and Pepsi conspired to misappropriate a concept developed by the plaintiffs for selling Pepsi products and other vending machine products to parking lot customers. Plaintiffs allege substantial damages relating to the concept based on several causes of action, including breach of contract, misrepresentation, breach of fiduciary duties, fraud, conversion and unfair competition. The suit, which was initially filed on June 24, 2002, was amended on April 24, 2003, to add allegations against the Company for underpayment of percentage rent with respect to three parking lots leased to the Company by Mr. Loftus and related companies. The plaintiffs allege, among other things, breach of contract and fraud with respect to these parking lots, and are currently seeking damages for allegedly unpaid percentage rent of at least $1.3 million plus interest and attorney’s fees and expenses. The plaintiffs also are seeking unspecified exemplary damages. On May 9, 2003, the suit was again amended to add an allegation that the Company refused to implement the plaintiffs’ concept for selling vending machine products to parking lot customers to avoid liability for past underreporting of revenues. Trial in the case is scheduled for June 2004. The Company is vigorously defending the case.

Item 4.	Submission of Matters to a Vote of Security-Holders

      No matter was submitted to a vote of the Company’s security-holders during the fourth quarter of the fiscal year ended September 30, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) The Registrant’s common stock is listed on the NYSE under the symbol “CPC.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported by the NYSE.

	High	Low

FISCAL YEAR 2003
First Quarter	$24.10	$18.01
Second Quarter	19.38	8.13
Third Quarter	12.69	8.15
Fourth Quarter	15.45	12.13
Twelve months	24.10	8.13
FISCAL YEAR 2002
First Quarter	$19.98	$13.76
Second Quarter	23.57	18.40
Third Quarter	27.00	21.46
Fourth Quarter	24.04	18.18
Twelve months	27.00	13.76

      (b) There were, as of November 29, 2003, approximately 8,400 holders of the Company’s common stock, based on the number of record holders of the Company’s common stock and an estimate of the number of individual participants represented by security position listings.

      (c) Since April 1997, Central Parking has distributed a quarterly cash dividend of $0.015 per share of Central Parking common stock. The Company’s Board currently intends to declare a cash dividend each quarter depending on Central Parking’s profitability and future capital requirements. Central Parking reserves the right, however, to retain all or a substantial portion of its earnings to finance the operation and expansion of Central Parking’s business. As a result, the future payment of dividends will depend upon, among other things, the Company’s profitability, capital requirements, financial condition, growth, business opportunities, and other factors that the Central Parking Board may deem relevant, including restrictions in any then-existing credit agreement. The Company’s existing credit facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable; however, the Company does not believe these restrictions limit its ability to pay currently anticipated cash dividends. In addition, Central Parking Finance Trust (the “Trust”), a Delaware statutory business trust, of which all of the common securities are owned by the Company, has issued preferred securities (the “Trust Issued Preferred Securities”) and has invested the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures (“Convertible Debentures”) of the Company. Pursuant to the Convertible Debentures, the Company is prohibited from paying dividends on its common stock if the quarterly distributions on the Trust Issued Preferred Securities are not made for any reason. See Note 10 to the Consolidated Financial Statements.

      (d) The following table is for the presentation of securities authorized for issuance under equity compensation plans as of September 30, 2003.

	Number of securities to be		Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding	compensation plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by securities holders	5,078,770	$18.19	1,920,757
Equity compensation plans not approved by securities holders	—	—	—

Total	5,078,770	$18.19	1,920,757

Item 6.	Selected Consolidated Financial Data

      Selected consolidated financial data of the Company is set forth below for each of the periods indicated. Certain of the statement of operations, per share, and balance sheet data were derived from the audited consolidated financial statements of the Company. All of the information set forth below should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes thereto and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Dollars in thousands, except per share data

	Year Ended September 30,					2003 vs. 2002

	2003	2002	2001	2000	1999	Increase	(Decrease)

STATEMENT OF OPERATIONS DATA:
Revenues:
Parking	$595,252	$585,369	$594,533	$621,503	$633,864	$9,883	1.7%
Management contract and other	123,040	120,341	100,959	101,327	91,093	2,699	2.2

	718,292	705,710	695,492	722,830	724,957	12,582	3.9
Reimbursement of management contract expenses	418,058	390,306	373,413	312,709	289,517	27,752	7.1

Total revenues	1,136,350	1,096,016	1,068,905	1,035,539	1,014,474	40,334	11.0
Expenses:
Total before merger costs	704,990	636,011	624,734	641,451	647,224	68,979	5.6
Merger costs	—	—	—	3,747	40,970	—	NM
Reimbursed management contract expenses	418,058	390,306	373,413	312,709	289,517	27,752	7.1
Property-related (losses) gains, net	(8,076)	(1,251)	(6,907)	1,437	3,006	(6,825)	(545.6)

Operating earnings	5,226	68,448	63,851	79,069	39,769	(63,222)	(543.8)
Percentage of operating earnings to total revenues, excluding reimbursement of management contract expenses	0.7%	9.7%	9.2%	10.9%	5.5%
Interest expense, net	(13,152)	(6,174)	(14,482)	(19,836)	(20,136)	(6,978)	(113.0)
Dividends on company-obligated mandatorily redeemable convertible securities of a subsidiary trust	(4,179)	(4,868)	(5,886)	(6,012)	(5,926)	689	14.2
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	—	9,245	—	—	—	(9,245)	NM
Gain on sale of non-operating assets	3,279	—	—	—	—	3,279	NM
Equity in partnership and joint venture earnings	2,244	3,967	5,081	10,262	4,724	(1,723)	(43.4)

(Loss) earnings from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	(6,582)	70,618	48,564	63,483	18,431	(77,200)	(404.5)
Minority interest, net of tax	(4,064)	(4,874)	(3,502)	(3,528)	(3,614)	810	16.6
Income tax benefit (expense)	4,427	(23,552)	(19,047)	(23,373)	(11,883)	27,979	118.8
Income tax percentage of (loss) earnings from continuing operations before minority interest, income taxes, and cumulative effect of accounting change	67.3%	33.4%	38.8%	36.7%	65.9%
Cumulative effect of accounting changes, net of tax (1)	—	(9,341)	(259)	—	—	9,341	NM

(Loss) earnings from continuing operations	(6,219)	32,851	25,756	36,582	2,934	(39,070)	(169.1)

Discontinued operations, net of tax	1,692	917	97	(143)	748	775	84.5

Net (loss) earnings	$(4,527)	$33,768	$25,853	$36,439	$3,682	$(38,295)	(253.6)%

Percentage of net (loss) earnings to total revenues, excluding reimbursement of management contract expenses	(0.6)%	4.8%	3.7%	5.0%	0.5%

	Year Ended September 30,					2003 vs. 2002

	2003	2002	2001	2000	1999	Increase	(Decrease)

PER SHARE DATA:
(Loss) earnings from continuing operations before cumulative effect of accounting changes — basic	$(0.17)	$1.18	$0.73	$1.01	$0.07	$(1.35)	(114.7)%
Cumulative effect of accounting changes, net of tax	—	(0.26)	(0.01)	—	—	0.26	100.0
Discontinued operations, net of tax	0.05	0.03	—	(0.01)	0.03	0.02	83.6

Net (loss) earnings — basic	$(0.13)	$0.94	$0.72	$1.00	$0.10	$(1.07)	(113.3)%

(Loss) earnings from continuing operations before cumulative effect of accounting changes — diluted	$(0.17)	$1.17	$0.73	$1.00	$0.07	$(1.34)	(114.8)%
Cumulative effect of accounting changes, net of tax	—	(0.26)	(0.01)	—	—	0.26	100.0
Discontinued operations, net of tax	0.05	0.03	—	(0.01)	0.03	0.02	85.4

Net (loss) earnings — diluted	$(0.13)	$0.93	$0.72	$0.99	$0.10	$(1.06)	(113.5)%

Basic weighted average common shares	36,034	35,849	35,803	36,365	36,349	185	0.5%
Diluted weighted average common shares	36,034	36,211	36,015	36,735	36,988	(177)	(0.5)%
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06	$—	—%
Net book value per common share outstanding at September 30	$11.52	$11.57	$10.66	$10.19	$9.44	$(0.05)	(0.4)%

	As of September 30,					2003 vs 2002

	2003	2002	2001	2000	1999	Increase	(Decrease)

BALANCE SHEET DATA:
Cash and cash equivalents	$31,572	$33,498	$41,849	$43,214	$53,669	$(1,926)	(6.1)%
Working capital	(10,498)	(92,805)	(79,251)	(89,252)	(30,659)	82,307	784.0
Goodwill, net	230,312	242,141	250,630	264,756	277,800	(11,829)	(5.1)
Total assets	989,447	998,884	986,881	1,022,305	1,064,577	(9,437)	(1.0)
Long-term debt and capital lease obligations, less current portion	266,961	207,098	208,885	239,285	337,481	59,863	22.4
Company-obligated mandatorily redeemable convertible securities of subsidiary holding solely parent debentures	78,085	78,085	110,000	110,000	110,000	—	—
Shareholders’ equity	416,526	415,804	381,446	370,257	347,119	722	0.2

	Year Ended September 30,					2003 vs 2002

	2003	2002	2001	2000	1999	Increase	(Decrease)

OTHER DATA:
Depreciation and amortization	$35,173	$34,500	$44,263	$44,612	$43,131	$673	2.0%
Employees (2)	21,187	18,100	18,800	16,200	16,700	(69)	(0.4)
Number of shareholders (2)	8,400	7,100	6,500	7,300	10,325	1,300	18.3
Market capitalization (in millions) (3)	$443	$724	$501	$720	$1,075	$(281)	(38.8)
Return on average equity (4)	(1.1)%	8.5%	6.9%	10.2%	1.1%

(1)	Reflects the Company’s adoption in 2002 of SFAS No. 142 for the transitional impairment of goodwill of $9.3 million, net of tax of $28 thousand. Reflects the Company’s adoption in 2001 of SAB 101 related to revenue recognition of $259 thousand, net of tax of $171 thousand.

(2)	Reflects information as of September 30 of the respective fiscal year.

(3)	Based on number of shares outstanding and closing market price as of September 30.

(4)	Reflects return on equity calculated using fiscal year net (loss) earnings divided by average shareholders’ equity for the fiscal year.

NM	Not meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Revenues from leased and owned properties are categorized in the Company’s financial statements as parking revenues. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation, maintenance, insurance and general operating expenses. The Company experienced a net decline in the number of leased and owned locations in 2003 of 97 locations (182 additional leased and owned locations offset by 270 lost or sold locations and 9 locations that were converted to management agreements or consolidated with existing locations). Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, benefits administration, equipment leasing and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company experienced a net decline in the number of managed facilities in 2003 of 48 locations (245 additional managed offset by 293 lost during the year).

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

      This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements included herein for the year ended September 30, 2003, the following involve a higher degree of judgment and complexity:

      Impairment of Long-Lived Assets and Goodwill

      As of September 30, 2003, the Company’s long-lived assets were comprised primarily of $420.7 million of property, equipment and leasehold improvements and $102.3 million of contract and lease rights. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2003, the Company had $230.3 million of goodwill. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

      The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $8.1 million in property related losses and an additional $3.9 million in discontinued operations during the year ended September 30, 2003 as a result of 31 locations that were either under performing, terminated, disposed, or prematurely closed. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. For the fiscal year ended September 30, 2002, the Company recorded $10.3 million of impairment charges related to long-lived assets and a $9.3 million impairment charge related to goodwill. The $9.3 million goodwill impairment charge was reflected as a cumulative effect of an accounting change in fiscal year 2002.

      Contract and Lease Rights

      As of September 30, 2003, the Company had $102.3 million of contract and lease rights. The Company capitalizes payments made to third parties which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

      Allowance for Doubtful Accounts

      As of September 30, 2003, the Company had $49.6 million of trade receivables, including management accounts receivable and accounts receivable — other. Additionally, the Company had a recorded allowance for doubtful accounts of $3.7 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

      Lease Termination Costs

      The Company has recognized lease termination costs related to disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in its financial statements. Lease termination costs related to disposal activities initiated prior to December 31. 2002, were recognized in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Lease termination costs are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, such as the settlement of a lease termination for an amount less than the amount contractually required.

      Insurance

      The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimable, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. Beginning in 2003, management engaged an actuary to assist in determining the liability reserves for customer injury and damage claims. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.

      Income Taxes

      The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2004 and 2018. The ability of the Company to fully utilize these net operating losses to offset taxable income is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in the determination of the Company’s deferred tax asset valuation allowance. The valuation allowance was established for certain net operating loss carry forwards where their recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances.

      During the fiscal year, the Company eliminated deferred tax valuation allowances on acquired operating loss carry forwards totaling $11,949,000, because management determined that the deferred tax assets from these operating loss carry forwards would be realized. Since these deferred tax assets were obtained from previous acquisitions where goodwill was recorded, the Company reduced such goodwill by the amount of the elimination of the deferred tax valuation allowance.

Results of Operations

      Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

      Parking revenues are comprised of revenue from leased and owned facilities. Parking revenues in fiscal year 2003 increased to $595.3 million from $585.4 million in fiscal year 2002, an increase of $9.9 million, or 1.7%. The increase resulted from a $6.9 million increase in same-store revenues in the New York region as locations in that area recovered from the effects of the September 11, 2001 terrorist attacks. The increase was also the result of $3.0 million of revenues from locations added during fiscal years 2003 and 2002. Despite the modest increase in fiscal 2003, parking revenues were affected by continued weakness in the economy, which reduced demand for parking and limited the Company’s ability to increase rates.

      Management contract and other revenues (excluding reimbursement of management contract expenses) increased in fiscal year 2003 to $123.0 million from $120.3 million in fiscal year 2002, an increase of $2.7 million, or 2.2%. The majority of the increase is due to new business and increased insurance charges.

      Revenues from foreign operations (excluding reimbursement of management contract revenues) increased to $45.9 million for fiscal year 2003 compared to $38.5 million for fiscal year 2002, an increase of $7.4 million, or 19.2%. The increase primarily resulted from an agreement with Connex South Eastern Limited (“Connex”), a private rail company which was responsible for operating certain rail lines for the Strategic Rail Authority (“SRA”), a United Kingdom government agency. Under the contract, the Company leased 82 parking facilities located at stations on the rail lines. Connex’s contract with the SRA was subsequently terminated and the Company has entered into a new management agreement to operate the facilities for the SRA.

      Cost of parking in fiscal year 2003 increased to $551.8 million or 92.7% of parking revenues from $515.5 million or 88.1% of parking revenues in fiscal year 2002, an increase of $36.3 million, or 7.1%. The increase is primarily due to higher rent expense of $11.5 million, $5.0 million increase in insurance claims expense, $3.5 million increase in equipment expense, $3.1 million increase in property taxes expense and $2.7 million increase in snow removal expense. During the second half of fiscal 2003, the Company took actions it believes are likely to reduce certain operating expenses. However, due to the relatively fixed nature of rent and certain other expenses at leased and owned locations, these actions are not expected to reduce cost of parking as a percentage of parking revenues to the level in 2002.

      Cost of management contracts in fiscal year 2003 increased to $67.3 million from $49.2 million in fiscal year 2002. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, was 54.7% in fiscal year 2003 compared to 40.9% in fiscal year 2002. The increase in cost was primarily caused by an increase in insurance related items of $12.0 million, including group insurance and general liability claims, $3.7 million increase in bad debt expense and $2.4 million increase in other costs. The increase in bad debt expense was attributed to reserve increases as a result of deterioration in aging of select accounts, and balances whose resolution is in litigation. The Company has implemented cost sharing programs for medical, liability and worker’s compensation insurance and has taken other steps it believes are likely to reduce insurance claim costs.

      General and administrative expenses increased to $85.7 million in 2003 from $71.0 million in 2002, an increase of $14.7 million, or 20.8%. This increase is primarily due to $7.2 million in payroll and bonus expense, $1.5 million in deferred compensation, $4.1 million in professional services and $1.9 million in other general and administrative expenses. General and administrative expenses increased as a percentage of total revenue (excluding reimbursement of management contract expenses) to 11.9% in 2003 from 10.1% in 2002.

      Amortization of non-compete agreements was $0.2 million in fiscal year 2003, compared to $0.4 million in fiscal year 2002. With the adoption of SFAS No. 142 on October 1, 2001, the Company no longer amortizes goodwill.

      Net property-related losses for fiscal year 2003 were $8.1 million compared to $1.3 million in fiscal year 2002. The $8.1 million loss was comprised of impairments of $3.9 million of contract rights and deferred expenses and $4.2 million of leasehold improvements related to locations which management plans to continue to operate. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. Management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Impairment charges recognized in fiscal year 2003 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds. On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC (“Civic”) for $18.4 million. The transaction resulted in a pre-tax gain of $3.9 million, which is included as a property-related gain for the year ended September 30, 2002. Additionally, the Company recognized $5.2 million of pre-tax gains on sales of property during 2002, primarily from the condemnation of a property in Houston. These gains were offset by impairment charges of $7.8 million for leasehold improvements, contract rights and prepaid rent primarily at locations in New York City.

      The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be reflected as discontinued operations. For fiscal year 2003, the Company either disposed of or designated as held-for-sale or disposal 31 locations, resulting in income from discontinued operations of $1.7 million. Included in discontinued operations in 2003 is $653,000 of impairment charges related to certain properties sold or held for sale. The Company’s 2002 and 2001 results were reclassified to reflect the operations of these 31 locations as discontinued operations, net of related income taxes.

      Interest income in fiscal year 2003 decreased to $4.7 million from $6.3 million in fiscal year 2002. Interest expense increased in fiscal year 2003 to $17.9 million from $12.5 million in fiscal year 2002 due primarily to an increase in the interest rate of the Company’s credit facility, which was refinanced in February of 2003 and amended in August 2003. The Company’s variable rate debt was negatively impacted by the increase in the spread it pays to its lender group as a result of the refinancing. Deferred finance cost of $0.8 million and interest rate swap costs of $0.9 million were written off to interest expense during the second quarter of 2003 as a result of the refinancing. The Company also incurred waiver related fees of $0.4 million that were included in interest expense.

      The weighted average balance outstanding for the Company’s debt obligations and convertible securities was $357.4 million during the fiscal year ended September 30, 2003, at a weighted average interest rate of 5.9% compared to a weighted average balance outstanding of $365.5 million at a weighted average rate of 4.7% during the fiscal year ended September 30, 2002. Deferred finance costs were included in the calculation of the weighted average interest rate.

      Dividends on the Trust Issued Preferred Securities decreased to $4.2 million in fiscal year 2003 from $4.9 million in fiscal year 2002 due to the repurchase and retirement of Preferred Securities with a face value of $31.9 million in 2002.

      On June 28, 2002, the Company repurchased 138,800 shares of the Trust Issued Preferred Securities for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of the Trust Issued Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Trust Issued Preferred Securities for $10.0 million. For the year ended September 30, 2002, these transactions resulted in pre-tax gains of $9.2 million, net of write-downs of a proportionate share of the related deferred finance costs of $0.9 million. There were no purchases for fiscal year 2003.

      Equity in partnership and joint venture earnings decreased to $2.2 million in fiscal year 2003 from $4.0 million in fiscal year 2002. Due to the Company purchasing some of the underlying properties of the partnerships and including the earnings from those properties in revenues due to the change in status of the property.

      The Company’s effective income tax rate after minority interest and before cumulative effect of accounting change and discontinued operations was 41.6% in fiscal year 2003 compared to 35.8% in fiscal year 2002. The increase in the effective tax rate is primarily attributable to an increase in jobs credit coupled with decrease in operating earnings. The Company’s effective tax rate is expected to be approximately 36% before discontinued operations for fiscal year 2004. The decrease in the Company’s estimated income tax rate from 41.6% in 2003 to 36% in 2004 is primarily attributed to sustained jobs credits coupled with an increase in projected operating earnings.

      Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

      Parking revenues are comprised of revenue from leased and owned facilities. Parking revenues in fiscal year 2002 decreased to $585.4 million from $594.5 million in fiscal year 2001, a decrease of $9.1 million, or 1.5%. The decrease primarily resulted from a $12.5 million decrease in same-store revenues, which includes a $7.9 million decrease in New York region same-store revenues caused mainly by the effects of the September 11, 2001 terrorist attacks and a $4.6 million decrease in same-store revenues from all other locations reflecting primarily decreases in monthly parking activity due to the effects of the general economic slowdown and the related increase in unemployment rates. This decrease was partially offset by $7.3 million of new parking revenues from the USA and Park One acquisitions.

      Management contract and other revenues (excluding reimbursement of management contract expenses) increased in fiscal year 2002 to $120.3 million from $101.0 million in fiscal year 2001, an increase of $19.3 million, or 19.2%. The USA and Park One acquisitions were responsible for $7.0 million of the increase, with the remainder coming from new business growth and increased fees.

      Revenues from foreign operations (excluding reimbursement of management contract revenues) decreased to $38.5 million for fiscal year 2002 compared to $39.5 million for fiscal year 2001, a decrease of $1.0 million, or 2.5%.

      Cost of parking in fiscal year 2002 increased to $515.5 million from $504.7 million in fiscal year 2001, an increase of $10.8 million, or 2.1%. The increase is primarily due to a $3.6 million, or 1.2%, increase in rent expense due to new lease agreements, a $3.7 million, or 3.3%, increase in payroll expense due to the addition of USA and Park One, and a $4.7 million, or 23.7%, increase in depreciation and amortization due to the addition of $33.3 million of contract and lease rights during fiscal year 2002. Cost of parking as a percentage of parking revenues increased to 88.1% in fiscal year 2002 from 84.9% in fiscal year 2001. The increase is due to the inability of the Company to fully adjust the fixed expense component of its cost structure to match its lower parking revenues.

      Cost of management contracts in fiscal year 2002 increased to $49.2 million from $41.2 million in fiscal year 2001, an increase of $8.0 million, or 19.4%. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, remained relatively constant at 40.9% in fiscal year 2002 compared to 40.8% in fiscal year 2001. The increases are consistent with the increase in management contract and other revenues and are primarily a result of higher medical and workers compensation expenses.

      General and administrative expenses increased to $71.0 million in 2002 from $66.8 million in 2001, an increase of $4.2 million, or 6.2%. This increase is due primarily to $2.2 million of additional expenses due to the USA and Park One acquisitions. General and administrative expenses increased as a percentage of total revenue (excluding reimbursement of management contract expenses) to 10.1% in 2002 from 9.6% in 2001.

      Amortization of goodwill and non-compete agreements was $0.4 million in fiscal year 2002, compared to $12.0 million in fiscal year 2001. With the adoption of SFAS No. 142 on October 1, 2001, the Company no longer amortizes goodwill.

      Net property-related losses for fiscal year 2002 were $1.3 million compared to $6.9 million in fiscal year 2001. On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC (“Civic”) for $18.4 million. The transaction resulted in a pre-tax gain of $3.9 million, which is included as a property-related gain for the year ended September 30, 2002. Additionally, the Company recognized $5.2 million of pre-tax gains on sales of property during the year, primarily from the condemnation of a property in Houston. These gains were offset by impairment charges of $10.3 million for leasehold improvements, contract rights and prepaid rent primarily at locations in New York City. Included in net gains on sale of property for fiscal year 2001 is a $250 thousand loss for environmental liability costs related to a property previously owned by the Company. The Company recorded impairment charges of $8.3 million in fiscal year 2001, including $5.5 million attributable to properties where the carrying value of goodwill, contract rights and lease rights was no longer supportable by projected future cash flows, and $2.8 million related to equipment and leasehold improvements. Of these impairment charges, $3.4 million related to properties in New York, $2.8 million in San Francisco, $0.7 million in New Jersey and the remaining $1.4 million in various other locations. In 2001, the Company also incurred $7.7 million of costs to exit unfavorable lease agreements.

      Interest income in fiscal year 2002 increased slightly to $6.3 million from $6.1 million in fiscal year 2001. Interest expense decreased in fiscal year 2002 to $12.5 million from $20.6 million in fiscal year 2001 due to the continued decrease in market interest rates. The Company’s variable rate debt was positively impacted during fiscal year 2002 by the decline in interest rates.

      The weighted-average balance outstanding of the Company’s debt obligations and convertible securities was $365.5 million during fiscal year 2002 at a weighted average rate of 4.7% compared to a weighted average balance of $398.4 million at a weighted average rate of 6.2% during fiscal year 2001. Deferred finance costs were included in the calculation of the weighted average interest rate.

      Dividends on the Trust Issued Preferred Securities decreased to $4.9 million in fiscal year 2002 from $5.9 million in fiscal year 2001 due to the retirement of Preferred Securities with a face value of $31.9 million.

      On June 28, 2002, the Company repurchased 138,800 shares of the Trust Issued Preferred Securities for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of the Trust Issued Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Trust Issued Preferred Securities for $10.0 million. For the year ended September 30, 2002, these transactions resulted in pre-tax gains of $9.2 million, net of writedowns of a proportionate share of the related deferred finance costs of $0.9 million.

      Equity in partnership and joint venture earnings decreased to $4.0 million in fiscal year 2002 from $5.1 million in fiscal year 2001. The decrease is primarily due to the sale of the Civic partnership in January 2002.

      The Company’s effective income tax rate after minority interest and before cumulative effect of accounting changes was 35.8% in fiscal year 2002 compared to 42.3% in fiscal year 2001. The decrease in the effective tax rate is primarily attributable to elimination of goodwill amortization due to the adoption of SFAS No. 142.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of an accounting change. For the Company, SFAS No. 142 had to be adopted by October 1, 2002, but could be adopted earlier. The Company elected early adoption as of October 1, 2001. The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether goodwill was impaired as of the date of adoption. The Company completed the assessment process and recorded as a cumulative effect of an accounting change a charge of $9.3 million (net of an income tax benefit of $28 thousand) related to business units in Chicago and New Jersey as of October 1, 2001.

Quarterly Results

      The Company has and may continue to experience fluctuations in revenues and related expenses due to a variety of factors, including but not limited to acquisitions, pre-opening costs and start-up relating to new locations, travel and transportation patterns affected by weather and calendar related events, and local, regional and national economic conditions. The Company’s concentration of parking facilities in the northeastern and mid-Atlantic part of the United States continues to expose the Company to the risk of negative financial fluctuations that may result from severe winter weather and other local or regional factors, including acts of terrorism. Additionally, the Company services the parking for a number of sports stadiums and arenas, and the operating results of such parking facilities can be impacted by strikes and the relative degree of success of various sports teams. The following table sets forth certain quarterly statements of operations data for the eight fiscal year quarters preceding the end of the fiscal year and the percentage of net revenues represented by the line items presented (except in the case of per share amounts). The quarterly statement of operations data set forth below was derived from unaudited financial statements of the Company and includes all adjustments which the Company considers necessary for a fair presentation thereof.

Amounts in thousands, except per share data

	2003 Fiscal Year

	December 31		March 31		June 30		September 30

Total revenues, excluding reimbursement of management contract expenses	$180,584	100.0%	$175,454	100.0%	$182,436	100.0%	$179,818	100.0%
Property related losses, net	—	—	(2,528)	(1.4)	(4,435)	(2.4)	(1,113)	(0.6)
Operating earnings (loss)	13,628	7.5	(7,615)	(4.3)	(5,011)	(2.7)	4,224	2.4
Earnings (loss) from continuing operations	6,422	3.6	(7,551)	(4.3)	(5,097)	(2.8)	7	—
Discontinued operations, net of tax	444	0.2	(1,600)	(0.9)	(31)	(—)	2,879	1.6
Net earnings (loss)	6,866	3.8	(9,151)	(5.2)	(5,128)	(2.8)	2,886	1.6
Earnings (loss) from continuing operations per share — basic	$0.18		$(0.21)		$(0.14)		$—
Discontinued operations, net of tax	0.01		(0.04)		—		0.08

Net earnings (loss) — basic	$0.19		$(0.25)		$(0.14)		$0.08

Earnings (loss) from continuing operations per share — dilutive	$0.18		$(0.21)		$(0.14)		$—
Discontinued operations, net of tax	0.01		(0.04)		—		0.08

Net earnings (loss) — dilutive	$0.19		$(0.25)		$(0.14)		$0.08

	2002 Fiscal Year

	December 31		March 31		June 30		September 30

Total revenues, excluding reimbursement of management contract expenses	$174,168	100.0%	$176,381	100.0%	$180,051	100.0%	$175,109	100.0%
Property related gains (losses), net	4,008	2.3	3,024	1.7	(2,298)	(1.3)	(5,986)	(3.4)
Operating earnings	22,514	12.9	20,510	11.6	17,140	9.5	8,284	4.7
Earnings from continuing operations before cumulative effect of accounting change	15,501	8.9	12,710	7.2	9,920	5.5	4,061	2.3
Cumulative effect of accounting change	(9,341)	(5.4)	—	—	—	—	—	—
Discontinued operations, net of tax	184	0.2	181	—	183	—	369	—
Net earnings	6,344	3.6	12,891	7.3	10,103	5.6	4,431	2.5
Earnings from continuing operations before cumulative effect of accounting change per share — basic	$0.43		$0.36		$0.28		$0.12
Cumulative effect of accounting change, net of tax	(0.26)		—		—		—
Discontinued operations, net of tax	0.01		—		—		—

Net earnings — basic	$0.18		$0.36		$0.28		$0.12

Earnings from continuing operations before cumulative effect of accounting change per share — dilutive	$0.43		$0.35		$0.27		$0.11
Cumulative effect of accounting change, net of tax	(0.26)		—		—		—
Discontinued operations, net of tax	0.01		0.01		0.01		—

Net earnings — dilutive	$0.18		$0.36		$0.28		$0.11

Fourth quarter 2003 results from continuing operations were reduced by $1.0 million in severance costs and $1.1 million in property-related impairment costs. The Company also increased its worker’s compensation and general liability reserves by $3.7 million due to higher claims and changes in its actuarial estimates. Fourth quarter earnings from continuing operations for 2002 were reduced by $6.0 million of property-related impairment costs. Fourth quarter 2003 results included cash proceeds of $8.3 million from the sale of properties. The net gain, after taxes, was $5.4 million and was recognized in discontinued operations.

Liquidity and Capital Resources

      Net cash provided by operating activities for fiscal year 2003 was $20.2 million, a decrease of $54.6 million from net cash provided by operating activities of $74.8 million during fiscal year 2002. The primary factors which contributed to this change were unfavorable changes in net (loss) earnings and a change in deferred income taxes.

      Net cash used by investing activities was $31.1 million for fiscal year 2003 compared to $37.5 million of net cash used by investing activities in fiscal year 2002. This change was primarily due to a decline in purchases of contract and lease rights and businesses offset by an increase in purchases of property, equipment and leasehold improvements during 2003.

      Net cash provided (used) by financing activities for fiscal year 2003 was $8.3 million, a net increase of $53.6 million from fiscal year 2002. Net cash provided by financing activities in fiscal year 2003 consisted of debt repayment of $78.7 million and repayments under the revolving credit agreement of $87.5 million offset by proceeds from issuance of notes payable, net of issuance costs of $176.3 million.

      On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving loan, including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries. Proceeds from the Credit Facility were used to refinance the previous credit facility (the “1999 Credit Facility”).

      The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2003 was 337 basis points. The amount outstanding under the Company’s Credit Facility was $233.1 million with a weighted average interest rate of 5.00% as of September 30, 2003. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $74.0 million at September 30, 2003, which is net of $42.0 million of stand-by letters of credit.

      The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of March 31, 2003, the Company was in default due to non-compliance with both the leverage and senior leverage ratios. A temporary waiver was obtained from the lenders for the quarter ended March 31, 2003, subject to certain conditions. Pursuant to the provisions of the Emerging Issues Task Force (“EITF”) No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the Company projected future compliance with the existing covenants and concluded that non-compliance with the same covenants at the next quarterly measurement date was probable. As a result, the Credit Facility was classified as a current liability at March 31, 2003. The temporary waiver required the Company to complete an amendment to the Credit Facility.

      The Company completed an amendment of the Credit Facility on August 12, 2003. The Company paid a fee of $1.5 million in connection with obtaining the amendment. The amendment included changes to the permitted covenant ratios; limitation of capital expenditures, acquisitions and loans; adjusted pricing with additional tiers and new provisions for asset dispositions. The amended facility included a new pricing tier that adds 25 basis points when the Company’s leverage ratio exceeds a certain level. The Company was in compliance with the amended financial covenants as of September 30, 2003. Accordingly, the Credit Facility has been classified as a long-term liability as of September 30, 2003.

      In March 1999, the Company entered into the 1999 Credit Facility initially providing for an aggregate availability of up to $400 million consisting of a five-year $200 million revolving credit facility, including a sub-limit of $40 million for stand-by letters of credit, and a $200 million five-year term loan. The 1999 Credit Facility bore interest at LIBOR plus a grid-based margin dependent upon the Company achieving certain financial ratios. The amount outstanding under the Company’s 1999 Credit Facility was $221.5 million with a weighted average interest rate of 3.2% as of September 30, 2002, including the principal amount of the term loan of $75.0 million. The term loan was required to be repaid in quarterly payments of $12.5 million through March 2004. The aggregate availability under the 1999 Credit Facility was $24.4 million at September 30, 2002, which is net of $29.1 million of stand-by letters of credit. On February 14, 2000, the Company entered into an amendment and restatement to the 1999 Credit Facility agreement primarily to allow the Company to repurchase up to $50 million in outstanding shares of its common stock. This amendment and restatement required the Company to pay an amendment fee of $681 thousand, which was being amortized over the life of the 1999 Credit Facility. The 1999 Credit Facility was repaid in full on February 28, 2003 through proceeds from the Credit Facility.

      Depending on the timing and magnitude of the Company’s future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and the Credit Facility over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates. If Central Parking identifies investment opportunities or has needs requiring cash in excess of Central Parking’s cash flows and the existing Credit Facility, Central Parking may seek additional sources of capital, including seeking to amend the Credit Facility to obtain additional debt capacity; however, there can be no assurance such additional capacity could be obtained. The current market value of Central Parking common stock also could have an impact on Central Parking’s ability to complete significant acquisitions or raise additional capital.

Future Cash Commitments

      On January 18, 2000, the Company’s board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company’s capital stock. The Company’s bank lenders subsequently approved the repurchase program on February 14, 2000. As of September 30, 2003, the Company had repurchased $49.8 million of common and preferred securities under this authorization.

      The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects such capital expenditures for fiscal year 2004 to be approximately $17 to $20 million.

      Historically, the Company has paid dividends on its common stock and expects to pay dividends in the future. Common stock dividends of $2.2 million were paid during fiscal year 2003.

      The following tables summarize the Company’s total contractual obligations and commercial commitments as of September 30, 2003 (amounts in thousands):

	Payments due by period

		Less than	2-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Long-term debt	$269,794	$2,925	$20,811	$120,996	$125,062
Capital lease obligations	790	698	90	2	—
Convertible securities	78,085	—	—	—	78,085
Operating leases	1,272,975	209,608	334,865	216,849	511,653

Total contractual cash obligations	$1,621,644	$213,231	$355,766	$337,847	$714,800

	Amount of commitment expiration per period

		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Unused lines of credit	$74,042	$—	$—	$74,042	$—
Stand-by letters of credit	41,958	41,958	—	—	—
Guarantees	1,000	—	1,000	—	—
Other commercial commitments	2,640	2,640	—	—	—

Total commercial commitments	$119,640	$44,598	$1,000	$74,042	$—

      Other commercial commitments consists of guaranteed priority distributions to the minority partner of Edison Parking Management, L.P.

International Foreign Currency Exposure

      The Company operates wholly-owned subsidiaries in the United Kingdom, Canada and Spain. Total revenues from wholly-owned foreign operations amounted to 6.4%, 5.5% and 5.7% of total revenues (excluding reimbursement of management contract expenses) for the years ended September 30, 2003, 2002 and 2001, respectively. Additionally, the Company operates through joint ventures in Mexico, Germany, Poland, Greece, Venezuela, Colombia and Peru. The Company intends to invest in foreign leased or owned facilities, usually through joint ventures, and may become increasingly exposed to foreign currency fluctuations. The Company, in limited circumstances, has denominated contracts in U.S. dollars to limit currency exposure. Presently, the Company has limited exposure to foreign currency risk and has no hedging programs related to such risk. The Company anticipates implementing a hedging program if such risk materially increases. For the year ended September 30, 2003, revenues from operations in the United Kingdom and Canada represented 59.5% and 26.8%, respectively, of total revenues generated by foreign operations, excluding reimbursement of management contract expenses.

Impact of Inflation and Changing Prices

      The primary sources of revenues to the Company are parking revenues from owned and leased locations and management contract revenue on managed parking facilities. The Company believes that inflation has had a limited impact on its overall operations for fiscal years ended September 30, 2003, 2002 and 2001 and does not expect inflation to have a material effect on its overall operations in fiscal year 2004.

Newly Issued Accounting Standards

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The impact on the Company’s financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the fiscal year ended September 30, 2003, which were impacted by the provisions of FASB Interpretation No. 45.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 during the first quarter of fiscal 2003.

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

	Commencement of		%		Number of Parking
Entity	Operations	Nature of Activities	Ownership	Location	Spaces

Central Parking System of Mexico, SA De CV	Aug-94	Leases and manages parking lots	50.00%	Mexico	64,062
Other investments		Ownership,management,		Mexico and
in VIEs	Oct 80-July 99	and leases parking lots	3.32%-50%	Various states	11,652

      The Company adopted the provisions of Interpretation No. 46 on July 1, 2003. The initial adoption of Interpretation No. 46 did not have any effect on the Company’s financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of SFAS No. 150 after May 31, 2003. Adoption of this statement did not have any effect on the Company’s financial statements.

Off Balance Sheet Arrangements

      On March 15, 2000, a limited liability company (“LLC”) of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. The note is collateralized by the parking facility. The $12.9 million remaining principal balance at September 30, 2003 will be due at the end of the five-year loan term. To hedge the Company’s cash flow exposure to interest rate fluctuations, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% and an effective monthly principal and interest payment of approximately $108 thousand for the five-year period. The Company guaranteed $1 million of the debt. The remainder of the purchase price was financed from borrowings from the 1999 Credit Facility.

      The Company has various ownership interests in certain unconsolidated partnerships and joint ventures, some of which are variable interest entities under FASB Interpretation No. 46. See Notes 1 and 8 to the Consolidated Financial Statements for information regarding the Company’s investments in unconsolidated partnerships and joint ventures.

Risk Factors

      You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this financial information, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

      The failure to successfully integrate past and future acquisitions could have a negative impact on Central Parking’s business and the market price of its common stock.

      Central Parking completed acquisitions of Sterling LTD in fiscal year 2003 and USA Parking Systems, Inc., Universal Park Holdings and Park One of Louisiana during fiscal year 2002, and plans to seek additional acquisition opportunities on a selective basis in the future. Central Parking can give no assurance that any acquired facility or company will be successfully integrated into its operations. Also, because of the purchase price paid by Central Parking or because of the performance of acquired operations after such acquisitions, there can be no assurance that the results of the acquired operations will not be dilutive to Central Parking’s per share earnings. Any acquisition contemplated or completed by Central Parking may result in adverse short-term effects on Central Parking’s reported operating results, divert management’s attention, introduce difficulties in retaining, hiring and training key personnel, and introduce risks associated with unanticipated problems or legal liabilities, some or all of which could have a negative effect on Central Parking’s business and financial results.

      The Company’s financial performance is sensitive to changes in economic conditions that may impact employment and consumer spending.

      The general economic slowdown in the United States has adversely affected employment levels and consumer spending, which has, in turn, reduced the demand for parking. The reduced demand for parking has negatively impacted the Company’s revenues and net income. Future economic conditions affecting disposable consumer income, employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, are also likely to adversely affect the Company’s business.

      The Company’s concentration of operations in the Northeastern and Mid-Atlantic regions of the United States, particularly in New York City, increases the risk of negative financial fluctuations due to events or factors that affect these areas.

      The Company’s operations in the Northeastern and Mid-Atlantic regions of the United States, which includes the cities of New York, Newark, Boston, Philadelphia, and Pittsburgh, generated approximately 38.6% of the Company’s total revenues (excluding reimbursement of management contract expenses) in fiscal year 2003. Revenues from the company’s operations in New York City and surrounding areas accounted for approximately 26.2% of the Company’s total revenues (excluding reimbursement of management expenses) in fiscal 2003. The concentration of operations in these areas increases the risk that local or regional events or factors that affect these cities or regions such as severe winter weather, labor strikes, changes in local or state laws and regulations, economic conditions or acts of terrorism, can have a disproportionate impact on the Company’s operating results and financial condition.

      Changes in the insurance marketplace, including significantly higher premiums, higher deductibles and coverage restrictions and increased claims costs, have negatively impacted the Company’s net income and could have a material adverse effect on the results of operations and financial condition of the Company in the future.

      The Company purchases insurance covering certain types of claims that occur at parking facilities it owns, leases or manages. In addition, the Company purchases worker’s compensation, group health, director’s and officer’s liability and certain other insurance coverages. Due to changes in the insurance marketplace, including changes related to the September 11, 2001 tragedy, the Company has experienced a substantial increase in the premiums it pays for most types of insurance coverage and an increase in the deductibles relating to such coverage. The Company also has experienced an increase in certain claims costs, including worker’s compensation, liability and group health. In addition, coverages of certain types of risk, such as terrorism coverage, have been significantly restricted or are no longer available. The changes in the insurance marketplace, including increased premium and claims costs, higher deductibles and coverage restrictions, negatively impacted the Company’s earnings in fiscal years 2003 and 2002 and could have a material adverse effect on the results of operations and financial condition of the Company in the future.

      Acts of terrorism, such as the September 11, 2001 attacks, can have a significant adverse affect on the Company’s results of operations and financial condition.

      The Company estimates that the terrorist attacks on September 11, 2001 reduced the Company’s revenues in the fourth quarter of fiscal year 2001 by approximately $5 million and approximately $10 million in the first half of fiscal year 2002. Not only did the attack cause physical damage to some of the parking facilities operated by the Company, but the reduction in the number of commuters parking in the areas affected, reduction in tourists and local consumers traveling to the area as well as the broader reduction in airplane travel and lower attendance at sporting events, concerts and other venues, also impacted our operations adversely. The closing of streets in the vicinity of the World Trade Center and other areas of New York City and the imposition of certain restrictions on traffic and other security measures in New York City and at the nation’s airports also had a negative impact on the Company’s operations. The Company’s operations are concentrated heavily in the downtown areas of major U.S. cities and some are located near landmarks or other sites that have been mentioned as potential targets of terrorists. In addition, the Company manages the parking operations at approximately 25 airports, including the airports in several major cities. Additional terrorist attacks or the imposition of additional security measures, particularly in New York, Washington, D.C. or other major cities in which the Company has a significant presence, or at airports, could have a material adverse effect on the Company’s results of operations and financial condition.

      The offer or sale of a substantial amount of Central Parking common stock by significant shareholders of the Company could have an adverse impact on the market price of Central Parking common stock.

      In February 2001, the Company filed a registration statement on Form S-3 covering 7,381,618 shares of the Company’s common stock held by certain shareholders of the Company. These shares were registered pursuant to registration rights previously granted to these shareholders. These shareholders may sell all or a portion of the shares that were registered on any stock exchange, market or trading facility on which the shares are traded, or in private transactions. Other substantial shareholders of the Company, including the Chairman and Chief Executive Officer of Central Parking, Monroe Carell, Jr., the Carell Children’s Trust, and other family members and related entities (the “Carell Family”), are permitted to sell significant amounts of the Company’s common stock under Rule 144 and other exemptions from registration under the federal securities laws. In addition, the Carell Family has certain rights to register substantially all of the shares held by the family and related entities. The offer or sale of substantial amounts of Central Parking common stock by these or other significant shareholders, particularly if such offers or sales occur simultaneously or relatively close in time, could have a significant negative impact on the stock’s market price.

      The Company is dependent on the continued availability of capital to support its business.

      The Company has significant working capital requirements, including but not limited to, repair and maintenance obligations for many of its parking facilities. The Company is dependant on the cash generated from its operations and its credit facility to meet its working capital requirements. During 2003, the Company refinanced its 1999 Credit Facility. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. The Company’s inability to meet debt covenants and debt service payments under the new Credit Facility would have a material adverse effect on the Company.

      The Company is subject to interest rate risk.

      The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2003 was

337 basis points. The amount outstanding under the Company’s Credit Facility was $233.1 million with a weighted average interest rate of 5.00% as of September 30, 2003. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The weighted average interest rate on the Company’s Credit Facility at September 30, 2003 was 5.0%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $2.3 million based on the Company’s outstanding Credit Facility balance of $233.1 million at September 30, 2003. The Company expects to pay both quarterly principle amortization and monthly interest payments out of operating cash flow.

      The Company’s large number of leased and owned facilities increases the risk that the Company may become unprofitable and that it may not be able to cover the fixed costs of its leased and owned facilities.

      The Company leased or owned 2,003 facilities as of September 30, 2003. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in the economy, property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments that must be made regardless of the revenues or profitability of the facility. In the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, operating expenses for both leased and owned facilities are borne by Central Parking and are not passed through to the owner, as is the case with management contracts. In the case of owned facilities and generally in the case of longer-term leased facilities, the Company also is responsible for property taxes and all maintenance and repair costs, including structural, mechanical and systems repairs. Performance of Central Parking’s parking facilities depends, in part, on the Company’s ability to negotiate favorable contract terms and control operating expenses, economic conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions and the real estate market.

      An increase in government regulation or taxation could have a negative effect on the Company’s profitability.

      The Company’s business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate parking facilities. In addition, many cities impose a substantial tax or surcharge on parking services, which generally range from 10% to 31%. The Company’s business is also affected by increases in property taxes. Several state and local laws have been passed in recent years which are designed to encourage car-pooling or the use of mass transit or impose certain restrictions on automobile usage. An example is the restrictions imposed by the City of New York in the wake of the September 11 terrorist attacks, which included street closures and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. The Company also is subject to federal, state and local employment and labor laws and regulations, and several cities in which the Company has operations either have adopted or are considering the adoption of so-called “living wage” ordinances. The adoption of such laws and regulations, the imposition of additional parking taxes or surcharges and increases in property and other taxes could adversely impact the Company’s profitability.

      The sureties for our performance bond program may increase rates further and require additional collateral to issue or renew performance bonds in support of certain contracts.

      Under substantially all of our contracts with municipalities and government entities and airports, we are required to provide a performance bond to support our obligations under the contract. We are also required to provide performance bonds under certain leases and other contracts with non-governmental entities. Due to our financial results in fiscal 2003 and the financial state of the surety bond industry, the sureties for our performance bond program have increased and rates have required us to collateralize a greater percentage of our performance bonds with letters of credit. As a result, our working capital needs have increased and our borrowing capacity has decreased since letters of credit used by us to collateralize surety bonds reduces the availability of funds under our credit facility. Although the Company believes its performance bond program is adequate for its present needs, we are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts.

      As is customary in the industry, a surety provider can refuse to provide a bond principal with new or renewal surety bonds. If any existing or future surety provider refuses to provide us with surety bonds, there can be no assurance that we would be able to find alternate providers on acceptable terms, or at all. Our inability to provide surety bonds could result in the loss of existing contracts or future business, which could have a material adverse effect on our business and financial condition.

      Our net income could be adversely affected if reserves for future insurance losses are not adequate.

      We provide liability, medical and worker’s compensation insurance coverage under our various management contracts. We are obligated to pay for each loss incurred up to the amount of a deductible specified in our insurance policies. Our financial statements reflect our anticipated costs based upon loss experience and guidance and evaluation we have received from third party insurance professionals, such as actuaries. There can be no assurance, however, that the ultimate amount of such costs will not exceed the amount presently reserved, in which case we would need to increase reserves and pay additional expenses.

      The operation of our business is dependent on key personnel.

      Our success is, and will continue to be, substantially dependent upon the continued services of our management team. The loss of the services of one or more of the members of our senior management team could have a material adverse effect on our financial condition and the results of operations. Although we have entered into employment agreements with, and historically have been successful in retaining the services of our senior management, there can be no assurance that we will be able to retain these senior management people in the future. In addition, our future growth depends on our ability to attract and retain skilled operating managers and employees.

      We have foreign operations that may be adversely affected by foreign currency exchange rate fluctuations.

      Central Parking operates in the United Kingdom, Germany, Mexico, the Republic of Ireland, Chile, Poland, Greece, Switzerland, Colombia, Peru, Venezuela, Canada and Spain, and seeks to expand its business in these and other international locations. For the year ended September 30, 2003, revenues from foreign operations represented 6.4% of Central Parking’s total revenues, excluding reimbursement of management contract expenses. The Company’s United Kingdom operations accounted for 59.5% of total revenues, excluding reimbursement of management contract expense and excluding earnings from joint ventures. Central Parking receives revenues and incurs expenses in various foreign currencies in connection with its foreign operations and, as a result, Central Parking is subject to currency exchange rate fluctuations. Central Parking intends to continue to invest in foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. Central Parking believes it has currently limited exposure to foreign currency risk and does not have a foreign currency hedging program.

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

Interest Rates

      The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of September 30, 2003, the Company had $233.1 million of variable rate debt outstanding under the Credit Facility, priced at LIBOR plus a weighted average 337 basis points. The term loan of the Credit Facility is payable in quarterly installments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The Company anticipates paying the scheduled quarterly payments from cash flows from operations.

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

      The Company had a $25.0 million swap that matured on October 29, 2003. This swap hedged the 1999 Credit facility that was paid in full in February of 2003. Under the terms of that agreement, the Company continued to pay the fixed interest through maturity. Because this swap was not associated with any debt subsequent to the 1999 Credit Facility being repaid in February 2003, it did not qualify as a cash flow hedge subsequent to that date. Therefore, any changes in fair value of this swap subsequent to February 2003, were recorded through the consolidated statement of operations. The three interest rate cap agreements, which mature on March 19, 2004, also hedged the 1999 Credit Facility. Because the cap agreements are no longer associated with any existing debt, they are also considered ineffective. Therefore any change in fair value subsequent to February 2003, has been reflected in the consolidated statement of operations.

      The weighted average interest rate on the Company’s Credit Facility at September 30, 2003 was 5.0%. The 5.0% rate includes all outstanding LIBOR contracts and swap agreements at September 30, 2003. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $2.3 million assuming the Company’s outstanding Credit Facility balance of $233.1 million at September 30, 2003 remained the same.

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

Foreign Currency Exposure

      The Company’s exposure to foreign exchange risk is minimal. As of September 30, 2003, the Company has approximately GBP 0.6 million (USD $1.0 million) of cash and cash equivalents denominated in British pounds, EUR 3.1 million (USD $3.6 million) denominated in euros, CAD 3.6 million (USD $2.7 million) denominated in Canadian dollars, and USD $1.2 million denominated in various other foreign currencies. The Company also has EUR 1.0 million (USD $1.1 million) of notes payable denominated in euros at September 30, 2003. These notes bear interest at a floating rate of 5.34% as of September 30, 2003, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of September 30, 2003, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

Item 8.	Financial Statements and Supplementary Data

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Central Parking Corporation:

      We have audited the accompanying consolidated balance sheets of Central Parking Corporation and subsidiaries (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II — Valuation and Qualifying Accounts and financial statement Schedule IV — Mortgage Loans on Real Estate as of September 30, 2003 and for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

      In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Parking Corporation and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

KPMG LLP

Nashville, Tennessee
November 4, 2003

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share and per share data

	September 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$31,572	$33,498
Management accounts receivable, net of allowance for doubtful accounts of $3,720 and $561 at September 30, 2003 and 2002, respectively	34,174	39,664
Accounts receivable — other	15,440	15,714
Current portion of notes receivable (including amounts due from related parties of $3,370 in 2003 and $8,972 in 2002)	8,220	11,549
Prepaid expenses	11,424	9,835
Assets held for sale	39,417	—
Refundable income taxes	5,483	—
Deferred income taxes	—	72

Total current assets	145,730	110,332
Notes receivable, less current portion	40,879	41,210
Property, equipment, and leasehold improvements, net	414,265	434,733
Contract and lease rights, net	102,315	108,406
Goodwill, net	230,312	242,141
Investment in and advances to partnerships and joint ventures	13,649	12,836
Other assets	42,297	49,226

Total Assets	$989,447	$998,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,623	$53,318
Accounts payable	80,128	73,638
Accrued expenses	43,661	43,659
Management accounts payable	22,392	22,671
Income taxes payable	—	9,851

Total current liabilities	149,804	203,137
Long-term debt and capital lease obligations, less current portion	266,961	207,098
Deferred rent	27,569	29,104
Deferred income taxes	3,010	13,825
Other liabilities	16,303	20,259

Total liabilities	463,647	473,423
Company-obligated mandatorily redeemable convertible securities of subsidiary holding solely parent debentures	78,085	78,085
Minority interest	31,189	31,572
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,170,274 and 35,951,626 shares issued and outstanding at September 30, 2003 and 2002, respectively	362	360
Additional paid-in capital	246,559	242,112
Accumulated other comprehensive income (loss), net	78	(2,377)
Retained earnings	170,232	176,924
Other	(705)	(1,215)

Total shareholders’ equity	416,526	415,804

Total Liabilities and Shareholders’ Equity	$989,447	$998,884

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands, except per share data

	Year Ended September 30,

	2003	2002	2001

Revenues:
Parking	$595,252	$585,369	$594,533
Management contract and other	123,040	120,341	100,959

	718,292	705,710	695,492
Reimbursement of management contract expenses	418,058	390,306	373,413

Total revenues	1,136,350	1,096,016	1,068,905

Costs and expenses:
Cost of parking	551,824	515,480	504,701
Cost of management contracts	67,285	49,155	41,188
General and administrative	85,716	70,973	66,805
Goodwill and noncompete amortization	165	403	12,041

	704,990	636,011	624,735
Reimbursed management contract expenses	418,058	390,306	373,413

Total costs and expenses	1,123,048	1,026,317	998,148

Property-related losses, net	(8,076)	(1,251)	(6,907)

Operating earnings	5,226	68,448	63,850
Other income (expenses):
Interest income	4,735	6,314	6,086
Interest expense	(17,887)	(12,488)	(20,568)
Dividends on company-obligated mandatorily redeemable convertible securities of a subsidiary trust	(4,179)	(4,868)	(5,886)
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	—	9,245	—
Gain on sale of non-operating assets	3,279	—	—
Equity in partnership and joint venture earnings	2,244	3,967	5,081

(Loss) earnings from continuing operations before minority interest, income taxes, and cumulative effect of accounting change	(6,582)	70,618	48,563
Minority interest, net of tax	(4,064)	(4,874)	(3,502)

(Loss) earnings from continuing operations before income taxes and cumulative effect of accounting change	(10,646)	65,744	45,061
Income tax benefit (expense):
Current	(7,042)	(25,291)	(26,397)
Deferred	11,469	1,739	7,350

Total income tax benefit (expense)	4,427	(23,552)	(19,047)

(Loss) earnings from continuing operations before cumulative effect of accounting change	(6,219)	42,192	26,014
Cumulative effect of accounting change, net of tax	—	(9,341)	(258)

(Loss) earnings from continuing operations	(6,219)	32,851	25,756
Discontinued operations, net of tax	1,692	917	97

Net (loss) earnings	$(4,527)	$33,768	$25,853

Basic (loss) earnings per share:
(Loss) earnings from continuing operations before cumulative effect of accounting change	$(0.17)	$1.18	$0.73
Cumulative effect of accounting change, net of tax	—	(0.26)	—
Discontinued operations, net of tax	0.05	0.03	—

Net (loss) earnings	$(0.13)	$0.94	$0.72

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations before cumulative effect of accounting change	$(0.17)	$1.17	$0.73
Cumulative effect of accounting change, net of tax	—	(0.26)	(0.01)
Discontinued operations, net of tax	0.05	0.03	—

Net (loss) earnings	$(0.13)	$0.93	$0.72

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
and COMPREHENSIVE INCOME (LOSS)

Amounts in thousands, except per share data

				Accumulated
				Other
			Additional	Comprehensive		Other
	Number of	Common	Paid-in	Income	Retained	Shareholders'
	Shares	Stock	Capital	(Loss), net	Earnings	Equity	Total

Balance at September 30, 2000	36,330	$363	$248,817	$(144)	$121,612	$(391)	$370,257

Issuance under restricted stock plan and employment agreements	2	—	48	—	—	—	48
Issuance under Employee Stock Purchase Plan	72	1	1,101	—	—	—	1,102
Common stock dividends, $0.06 per share	—	—	—	—	(2,157)	—	(2,157)
Exercise of stock options and warrants and related tax benefits	78	1	1,339	—	—	—	1,340
Amortization of deferred compensation	—	—	—	—	—	391	391
Issuance of stock into Rabbi Trust	—	—	—	—	—	(705)	(705)
Repurchase of common stock	(690)	(7)	(12,841)	—	—	—	(12,848)
Comprehensive income:
Net earnings	—	—	—	—	25,853	—	25,853
Foreign currency translation adjustment	—	—	—	176	—	—	176
Unrealized loss on fair value of derivatives	—	—	—	(2,011)	—	—	(2,011)

Total comprehensive income							24,018

Balance at September 30, 2001	35,792	$358	$238,464	$(1,979)	$145,308	$(705)	$381,446

Issuance under restricted stock plan and employment agreements	3	—	63	—	—	—	63
Issuance under Employee Stock Purchase Plan	63	1	969	—	—	—	970
Common stock dividends, $0.06 per share	—	—	—	—	(2,152)	—	(2,152)
Exercise of stock options and related tax benefits	129	1	2,339	—	—	—	2,340
Amortization of deferred compensation	—	—	—	—	—	255	255
Issuance of restricted stock units	—	—	765	—	—	(765)	—
Repurchase of common stock	(35)	—	(488)	—	—	—	(488)
Comprehensive income:
Net earnings	—	—	—	—	33,768	—	33,768
Foreign currency translation adjustment	—	—	—	(430)	—	—	(430)
Unrealized gain on fair value of derivatives	—	—	—	32	—	—	32

Total comprehensive income							33,370

Balance at September 30, 2002	35,952	$360	$242,112	$(2,377)	$176,924	$(1,215)	$415,804

Issuance under restricted stock plan and employment agreements	13	1	215	—	—	—	216
Issuance under Employee Stock Purchase Plan	164	1	3,550	—	—	—	3,551
Common stock dividends, $0.06 per share	—	—	—	—	(2,165)	—	(2,165)
Exercise of stock options and related tax benefits	41	—	682	—	—	—	682
Amortization of deferred compensation	—	—	—	—	—	510	510
Comprehensive (loss) income:
Net loss	—	—	—	—	(4,527)	—	(4,527)
Foreign currency translation adjustment	—	—	—	629	—	—	629
Unrealized gain on available-for-sale securities	—	—	—	168	—	—	168
Unrealized gain on fair value of derivatives	—	—	—	1,658	—	—	1,658

Total comprehensive loss							(2,072)

Balance at September 30, 2003	36,170	$362	$246,559	$78	$170,232	$(705)	$416,526

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands

	Year Ended September 30,

	2003	2002	2001

Cash flows from operating activities:
Net (loss) earnings	$(4,527)	$33,768	$25,853
Earnings from discontinued operations	(1,692)	(917)	(97)

(Loss) earnings from continuing operations	(6,219)	32,851	25,756
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities — continuing operations:
Depreciation and amortization	35,173	34,500	44,263
Equity in partnership and joint venture earnings	(2,244)	(3,967)	(5,081)
Distributions from partnerships and joint ventures	1,375	3,938	3,300
Gain on sale of non-operating assets	(3,279)	—	—
Property related losses, net	3,450	906	7,255
Gain on repurchase of company-obligated mandatorily redeemable convertible securities of a subsidiary trust	—	(9,245)	—
Loss on derivatives related to refinancing	918	—	—
Decrease in fair value of derivatives	12	—	—
Cumulative effect of accounting changes, net of tax	—	9,341	258
Deferred income taxes	(11,469)	(1,739)	(7,350)
Minority interest	4,064	4,874	3,502
Changes in operating assets and liabilities, excluding effects of acquisitions:
Management accounts receivable	5,490	(4,967)	(819)
Accounts receivable — other	274	1,001	(1,154)
Prepaid expenses	(1,373)	(2,896)	2,773
Other assets	(3,389)	(288)	(9,301)
Accounts payable, accrued expenses and other liabilities	1,186	(1,583)	(4,966)
Management accounts payable	(279)	1,692	(12,911)
Deferred rent	(1,535)	6,794	2,703
Refundable income taxes	(5,483)	—	—
Income taxes payable	2,149	2,691	(1,145)

Net cash provided by operating activities — continuing operations	18,821	73,903	47,083
Net cash provided by operating activities — discontinued operations	1,692	917	97

Net cash provided by operating activities	20,513	74,820	47,180

Cash flows from investing activities:
Proceeds from disposition of property and equipment	26,147	16,651	30,800
Proceeds from sale of investment in partnership	—	18,399	—
Purchase of property, equipment and leasehold improvements	(53,924)	(36,522)	(28,639)
Purchase of contract and lease rights	(7,186)	(18,948)	(2,583)
Acquisitions, net of cash acquired	(1,997)	(17,788)	—
Other investing activities	5,823	698	1,596

Net cash (used) provided by investing activities	(31,137)	(37,510)	1,174

Cash flows from financing activities:
Dividends paid	(2,165)	(2,152)	(2,157)
Net (repayments) borrowings under revolving credit agreement	(87,500)	33,500	22,488
Proceeds from issuance of notes payable, net of issuance costs	176,332	1,136	—
Principal repayments on long-term debt and capital lease obligations	(78,664)	(54,214)	(55,629)
Payment to minority interest partners	(4,116)	(4,563)	(4,239)
Repurchase of common stock	—	(488)	(12,848)
Repurchase of mandatorily redeemable securities	—	(21,823)	—
Proceeds from issuance of common stock and exercise of stock options	4,182	3,373	2,490

Net cash provided (used) by financing activities	8,069	(45,231)	(49,895)

Foreign currency translation	629	(430)	176

Net decrease in cash and cash equivalents	(1,926)	(8,351)	(1,365)
Cash and cash equivalents at beginning of year	33,498	41,849	43,214

Cash and cash equivalents at end of year	$31,572	$33,498	$41,849

Consolidated Statements of Cash Flows continued:

	Year Ended September 30,

	2003	2002	2001

Non-cash transactions:
Purchase of properties with notes payable	$—	$16,500	$—
Purchase of lease rights and contract rights with notes payable	$—	$—	$318
Unrealized (gain) loss on fair value of derivatives	$(1,826)	$(32)	$2,011
Cash payments for:
Interest	$14,020	$11,652	$18,511
Income taxes	$12,256	$22,770	$27,207
Effects of acquisitions:
Estimated fair value of assets acquired	$632	$20,020	$—
Purchase price in excess of the net assets acquired (goodwill)	—	880	—
Purchase price in excess of the net assets acquired (contract rights)	2,333	—	—
Estimated fair values of liabilities assumed	(968)	(2,936)	—

Cash paid	1,997	17,964	—
Less cash acquired	—	(176)	—

Net cash paid for acquisitions	$1,997	$17,788	$—

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

      The Company owns, operates and manages parking facilities and provides parking consulting services throughout the world, primarily in the United States, Canada, and the United Kingdom. The Company manages and operates owned or leased parking facilities, manages and operates parking facilities owned or leased by third parties, and provides financial and other advisory services to clients.

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

      The Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) during fiscal 2001 as a change in accounting principle. Adoption of SAB 101 required the Company to change the timing of recognition of performance-based revenues on certain management contracts. The cumulative effect of this accounting change was a loss of $259 thousand, net of tax of $171 thousand, as of October 1, 2000.

      In January 2002, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which the Company adopted in the third quarter of fiscal year 2002. This pronouncement required the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods were reclassified to conform to the new presentation. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $390.3 million and $373.4 million for the years ended September 30, 2002 and 2001, respectively. This accounting change had no impact on operating earnings or net earnings.

      (c) Cash and Cash Equivalents

      The Company considers cash and cash equivalents to include cash on hand, in banks, and short-term, highly liquid investments with original maturities of three months or less.

      (d) Management Accounts Receivable

      Management accounts receivable are recorded at the amount invoiced to third parties for management contract revenues. The Company reports management accounts receivable net of an allowance for doubtful accounts to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

      (e) Property, Equipment, and Leasehold Improvements

      Property, equipment and leasehold improvements, including computer hardware and software, are recorded at cost. Depreciation is provided principally on a straight-line basis over the estimated useful life of the asset, which is generally one to fifteen years for furniture, fixtures, and equipment, three years for computer software, five years for computer hardware, and thirty to forty years for buildings and garages. Leasehold improvements are amortized over the remaining lease term or the estimated useful life of the asset, whichever is shorter. Major additions and improvements to property and equipment that extend their economic life are capitalized. Repair and maintenance costs are charged to operating expense as incurred.

      (f) Investment in and Advances to Partnerships and Joint Ventures

      The Company has a number of joint ventures to operate and develop parking garages through either corporate joint ventures, general partnerships, limited liability companies, or limited partnerships. The financial results of the Company’s joint ventures are generally accounted for under the equity method and are included in equity in partnership and joint venture earnings in the accompanying consolidated statements of operations with the exception of Edison, which is consolidated into the Company’s financial statements based upon the Company’s control of Edison, with the remaining 50% recorded as minority interest.

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

      (g) Investment in Edison Parking Management, L.P.

      On June 1, 1997, Allright acquired a 50% controlling interest in Edison. Edison’s assets include management contracts contributed by the limited partner, Park Fast Parking Management, L.P. (“Park Fast”), a third party. These management contracts were recorded at their estimated fair market value and are being amortized on a straight-line basis over their estimated lives, which average 12 years. Under the terms of the partnership agreement, Park Fast is entitled to a $2.6 million priority distribution in December 2003, which is guaranteed by the Company.

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

      (i) Goodwill

      Goodwill, which represents the excess of purchase price over the fair value of net assets acquired and liabilities assumed in a business combination, is not amortized as of fiscal year 2002, but is tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill may be impaired.

      (j) Other Assets

      Other assets is comprised of a combination of the cash surrender value of life insurance policies, investment securities, security deposits, key money, deferred issuance costs on the mandatorily redeemable convertible securities, deferred debt issuance costs and non-compete agreements. Investment securities primarily consist of debt obligations of states and political subdivisions. As of September 30, 2003, the balance of the investment securities was $4.2 million. These securities were previously classified as held-to-maturity. Such securities were stated at amortized cost adjusted for amortization of premiums and accretion of discounts. As of September 30, 2003, the balance of the investment was $4.2 million. During fiscal year 2003, the Company sold a portion of these securities, and accordingly reclassified the remaining securities as available for sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on these securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Key money represents lease prepayments tendered to lessors at the inception of long-term lease relationships and is amortized over the life of the applicable lease. Non-compete agreements are amortized over the contractual term of the agreement or the economic useful life, whichever is shorter. Deferred issuance costs are amortized over the contractual term of the related debt or redeemable convertible securities.

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

      (l) Property-Related Losses, Net

      Net property-related gains and losses on the accompanying consolidated statements of operations include (i) realized gains and losses on the sale of operating property and equipment, (ii) impairment of long-lived assets, and (iii) costs incurred to terminate existing parking facility leases prior to their contractual termination date.

      (m) Impairment of Long-Lived Assets

      In accounting for the Company’s long-lived assets, other than goodwill, the Company applies the provisions of SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. Since October 1, 2001, the Company has accounted for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. Future events may impact these judgments and estimates.

      (n) Income Taxes

      The Company files a consolidated federal income tax return. The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not provide for federal income taxes on the accumulated earnings considered permanently reinvested in foreign subsidiaries.

      (o) Pre-opening Expense

      The direct and incremental costs of hiring and training personnel associated with the opening of new parking facilities and the associated internal development costs are expensed as incurred.

      (p) Per ShareData

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

      (r) Fair Value of Financial Instruments

      The Company discloses the fair values of financial instruments for which it is practicable to estimate the value. Fair value disclosures exclude certain financial instruments such as trade receivables and payables when carrying values approximate the fair value. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of September 30. At September 30, 2003 and 2002, book value approximates fair value for substantially all of the Company’s assets, liabilities and derivatives that fall under the fair value disclosure requirements.

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

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net (loss) earnings if the fair-value-based method had been applied to record stock-based compensation.

	Year Ended September 30,

	2003	2002	2001

Net (loss) earnings, as reported	$(4,527)	$33,768	$25,853
Add stock-based employee compensation expense included in reported net (loss) earnings, net of tax	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(5,799)	(4,126)	(3,674)

Pro forma net (loss) earnings	$(10,326)	$29,642	$22,179

Net (Loss) earnings per share:
Basic — as reported	$(0.13)	$0.94	$0.72

Basic — pro forma	$(0.29)	$0.83	$0.62

Diluted — as reported	$(0.13)	$0.93	$0.72

Diluted — pro forma	$(0.29)	$0.82	$0.62

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

      The estimated weighted average fair value of the options granted was $6.60 for 2003 option grants, $11.35 for 2002 option grants and $10.51 for 2001 option grants, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of grant, weighted average volatility of 50% for fiscal year 2003, 41% for fiscal year 2002, and 67% for fiscal year 2001, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 4.9 years for 2003, 6.2 years for 2002 and 4.3 years for 2001.

      (t) Business Concentrations

      Approximately 39% and 42% of the Company’s total revenues for fiscal year 2003 and 2002, respectively, excluding reimbursement of management contract expenses, were attributable to parking and management contract operations geographically located in the northeastern area of the United States. See also Note 17.

      As of September 30, 2003, approximately 23.4% of the Company’s employees are subject to various collective bargaining agreements as members of unions.

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

     (v) Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     (w) Derivative financial instruments

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

      At September 30, 2003, the Company’s derivative financial instruments consisted of three interest rate cap agreements with a combined notional amount of $75 million and four interest rate swaps with a combined notional amount of $125.4 million. The derivative financial instruments are reported at their fair values and are included as other assets or other liabilities, on the face of the consolidated balance sheet. The following table lists the fair value of each type of derivative financial instrument (amounts in thousands):

	September 30,	September 30,
	2003	2002

Derivative instrument assets:
Interest rate caps	$—	$5

Derivative instrument liabilities:
Interest rate swaps	$776	$3,043

      The underlying terms of three of the interest rate swaps and all of the interest rate caps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of these derivative instruments are included in accumulated other comprehensive income (loss) on the

46 of 75

face of the consolidated balance sheet. The Company had a $25.0 million swap that matured on October 29, 2003. This swap hedged the 1999 Credit facility that was paid in full in February of 2003. Under the terms of that agreement, the Company continued to pay the fixed interest through maturity. Because this swap was no longer associated with any existing debt, it was considered ineffective at September 30, 2003. Therefore any change in fair value subsequent to February 2003, has been reflected in the consolidated statement of operations. The three interest rate cap agreements, which mature on March 19, 2004, also hedged the 1999 Credit Facility. Because the cap agreements are no longer associated with any existing debt, they are also considered ineffective. Therefore any change in fair value subsequent to February 2003, has been reflected in the consolidated statement of operations.

     (x) Discontinued Operations

      The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of parking facilities be classified as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be classified as discontinued operations. For the year ended September 30, 2003, the Company designated as held-for-sale or disposed of 31 locations, resulting in earnings from discontinued operations of $1.7 million, including $3.6 million in impairments and $8.2 million in property related gains. Included in discontinued operations for the year ended September 30, 2003 is the year-to-date results of operations for all locations discontinued during the fiscal year of 2003. The Company’s 2002 and 2001 results were reclassified to reflect the operations of these locations discontinued in 2003 as discontinued operations net of related income taxes.

     (y) Newly Issued Accounting Standards

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The impact on the Company’s financial statements from the application of the recognition and measurement provisions of the Interpretation is dependent on the level of guarantees issued or modified in 2003. No guaranties were issued or modified during the fiscal year ended September 30, 2003, which were impacted by the provisions of FASB Interpretation No. 45.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 during the first quarter of fiscal 2003.

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

					Number
	Commencement of				of Parking
Entity	Operations	Nature of Activities	% Ownership	Location	Spaces

Central Parking System of Mexico, SA De CV	Aug-94	Leases and manages parking lots	50.00%	Mexico	64,062

Other investments in VIEs	Oct 80-July 99	Ownership, management, and leases parking lots	3.32%-50%	Mexico and Various states	11,652

47 of 75

      The Company adopted the provisions of Interpretation No. 46 on July 1, 2003. The initial adoption of Interpretation No. 46 did not have any effect on the Company’s consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company did not enter into any financial instruments within the scope of SFAS No. 150 after May 31, 2003. Adoption of this statement did not have any effect on the Company’s consolidated financial statements.

     (z) Reclassifications

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

48 of 75

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

      The tangible assets primarily consisted of accounts receivable, equipment and leasehold improvements, and prepaid lease payments. The purchase price included $2.0 paid in cash at closing of which $319,030 went directly to the seller. The balance of $1.7 is being held in escrow with the closing attorney pending the disposition of a business tax proceeding in Calgary as well as an estoppel holdback.

      Pro forma results for fiscal year 2003, 2002 and 2001 are not presented as the impact of acquisitions to reported results are not significant.

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

      In October 2002, the Company executed an agreement with Connex South Eastern Limited (“Connex”), a private rail company headquartered in the United Kingdom, to lease 82 parking facilities throughout the United Kingdom. Connex is responsible for operating certain rail lines for the Strategic Rail Authority, a United Kingdom government agency. Under the terms of the lease agreement, the Company paid an upfront payment of $6.4 million for the right to lease these facilities and agreed to invest approximately $5 million in property improvements at these locations. The $6.4 million of upfront payments and $5 million in property improvements are being amortized over the nine-year term of the lease. During the third quarter of 2003, the

49 of 75

Company was informed that Connex will be removed as the private operator by the Strategic Rail Authority effective December 31, 2003. Under the lease agreement Connex is required to reimburse the Company for the unamortized upfront payments. During November 2003, the Company executed a contract with the Strategic Rail Authority to manage the parking facilities formerly leased from Connex for five years. In accordance with the management agreement, the Strategic Rail Authority agreed to acquire the Company’s property improvements under the former Connex agreement.

(3) Notes Receivable

      In connection with the acquisition of Kinney in February 1998, the Company acquired a note receivable from the City of New York (the “City”) related to two parking garages which were built on behalf of the City. The Company also has a long-term management agreement to operate the parking garages. Amounts advanced for the construction of the garages were recorded as a note receivable and are being repaid by the City in monthly installments of $156 thousand, including interest at a fixed rate of 8.0%, through December 2007. At September 30, 2003, the total of the note receivable was $7.2 million.

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

      In connection with the acquisition of Allied Parking in October 1998, the Company obtained notes receivable totaling $4.9 million, secured by an assignment of rents from the properties being leased. The notes are payable monthly and bear interest at a fixed rate of 7.0%.

      The remainder of the notes receivable consist of notes ranging from $1 thousand to $2.1 million at the end of fiscal year 2003, and notes ranging from $1 thousand to $2.5 million at the end of fiscal year 2002. The notes bear interest at fixed rates ranging from 0% to 12% at the end of fiscal year 2003 and are due between 2003 and 2017.

      (4) Property, Equipment and Leasehold Improvements

      A summary of property, equipment and leasehold improvements and related accumulated depreciation and amortization is as follows (in thousands):

	September 30,

	2003	2002

Leasehold improvements	$52,037	$47,367
Buildings and garages	85,364	80,766
Operating equipment	75,374	73,361
Furniture and fixtures	7,674	5,812
Equipment operated under capital leases	3,817	2,935
Aircraft	—	4,355

	224,266	214,596
Less accumulated depreciation and amortization	86,734	79,171

	137,532	135,425
Land	283,157	299,308

Property, equipment and leasehold improvements, net	$420,689	$434,733

      Depreciation expense of property, equipment and leasehold improvements was $21.4 million, $22.5 million and $21.7 million, respectively, for the fiscal years ended September 30, 2003, 2002 and 2001. Depreciation expense included in cost of parking was $15.4 million, $15.1 million and $13.8 million, depreciation expense included in cost of management contracts was $1.1 million, $1.7 million and $1.7 million, and depreciation expense included in general and administrative expenses was $4.9 million, $5.7 million and $6.2 million for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

50 of 75

(5) Goodwill and Amortizable Intangible Assets

      As of September 30, 2003, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Contract and lease rights	$150,488	$(48,173)	$102,315
Noncompete agreements	2,575	(2,349)	226

Total	$153,063	$(50,522)	$102,541

      The following table shows the changes in contract and lease rights for fiscal year 2003 (in thousands):

As of September 30, 2002	$108,406
Additions	7,186
Amortization	(9,418)
Impairment	(3,859)

As of September 30, 2003	$102,315

      The future amortization of contract and lease rights are as follows (in thousands):

Year Ending
September 30,

2004	$8,919
2005	9,458
2006	9,458
2007	9,458
2008	9,458
Thereafter	55,564

$102,315

      Amortization expense related to the contract and lease rights was $9.4 million, $10.5 million and $8.7 million, respectively, for the years ended September 30, 2003, 2002 and 2001. Amortization expense related to noncompete agreements was $0.2 million, $0.4 million and $0.6 million, respectively, for the years ended September 30, 2003, 2002 and 2001, respectively.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of an accounting change. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets.

      The Company adopted the provisions of SFAS No. 141 immediately. For the Company, SFAS No. 142 had to be adopted by October 1, 2002, but could be adopted earlier. The Company elected early adoption of SFAS No. 142 as of October 1, 2001. SFAS No. 142 required that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior business combination and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. With the adoption of SFAS No. 142, the Company reassessed the useful lives and residual values of all intangible assets acquired in business combinations and determined that no amortization period adjustments were required. In addition, the Company did not identify any intangible assets with indefinite useful lives, other than goodwill.

51 of 75

      The transitional provisions of SFAS No. 142 required the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company is structured into geographical segments. Each segment consists of several cities which report to a single senior vice president. For purposes of allocating and evaluating goodwill and intangible assets, the Company considers each city to be a separate reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company performed the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which were measured as of the date of adoption. The reporting unit’s fair value was determined by a third party appraisal. The Company completed the transition process and recorded as a cumulative effect of an accounting change a charge of $9.3 million (net of an income tax benefit of $28 thousand) related to business units in Chicago and New Jersey as of October 1, 2001.

      As of September 30, 2001, the Company’s unamortized goodwill amounted to $250.6 million and unamortized identifiable intangible assets amounted to $88.1 million, all of which were subject to the transition provisions of SFAS No. 142. The effects of adoption of SFAS No. 142 on results of operations for the year ended September 30, 2001 is as follows (in thousands, except per share data):

Reported net earnings	$25,853
Add back: Goodwill amortization, net of tax	10,879

Pro forma net earnings	$36,732

Basic earnings per share:
Reported net earnings	$0.72
Goodwill amortization	0.30

Pro forma net earnings	$1.02

Diluted earnings per share:
Reported net earnings	$0.72
Goodwill amortization	0.30

Pro forma net earnings	$1.02

      In accordance with SFAS No. 142, the Company assigned its goodwill to its various reporting units. The following table reflects this assignment by reported segment as of October 1, 2001, and the changes in the carrying amounts for the years ended September 30, 2003 and 2002 (in thousands):

	One	Two	Three	Four	Five	Six	Seven	Eight	Nine	Total

Balance as of September 30, 2002	$5,830	$194,786	$—	$11,221	$214	$—	$10,810	$25,549	$2,220	$250,630
Impaired upon adoption of SFAS 142 as of October 1, 2001	—	(6,636)	—	—	(214)	—	(2,519)	—	—	(9,369)
Acquired during the period	646	—	100	—	—	134	—	—	—	880

Balance as of September 30, 2002	$6,476	$188,150	$100	$11,221	$—	$134	$8,291	$25,549	$2,220	$242,141
Writedown due to elimination of deferred tax valuation allowances	(2,803)	(2,970)	—	(5,214)	—	—	(962)	—	—	(11,949)
Foreign currency translation	—	—	—	—	—	—	120	—	—	120

Balance as of September 30, 2003	$3,673	$185,180	$100	$6,007	$—	$134	$7,449	$25,549	$2,220	$230,312

      During the 2003 fiscal year, the Company eliminated deferred tax valuation allowances on acquired operating loss carry forwards totaling $11.9 million, because Management determined that the deferred tax assets from these operating loss carry forwards would be realized. Since these deferred tax assets were obtained from previous acquisitions for which goodwill was recorded, the Company reduced such goodwill by the amount of the elimination of the deferred tax valuation allowances.

(6) Gain on Sale of Non-Operating Assets

      During the fiscal year 2003, the Company consummated the sale of an airplane owned by the Company for $3.9 million. At the time of the consummation of the sale, the airplane had a net book value of $0.1 million, resulting in the recognition of a gain of $3.3 million, net of selling costs.

52 of 75

(7) Property-Related Losses, Net

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

      Included in property-related losses are the gains or losses from the disposal of equipment or other assets that are not included in discontinued operations. Also included are losses due to the impairment of assets at locations which management plans to continue to operate.

      All assets disposed of during the years ended September 30, 2003, 2002 and 2001 were held for use at the time of disposal. A summary of property-related pretax gains and losses for the years ended September 30, 2003, 2002 and 2001 is as follows (in thousands):

	Years Ended September 30,

	2003	2002	2001

Net gains on sale of property	$—	$5,162	$8,816
Impairment charges for property, equipment and leasehold improvements	(4,217)	(2,962)	(2,817)
Impairment charges for intangible assets	(3,859)	(7,304)	(5,169)
Net gain on sale of partnership interests	—	3,853	—
Lease termination costs	—	—	(7,737)

Total property related losses, net	$(8,076)	$(1,251)	$(6,907)

      The $8.1 million loss in 2003 was comprised of impairments of contract rights, deferred expenses and leasehold improvements related to locations which management plans to continue to operate. The Company recognized $4.2 million in impairment charges for property, equipment and leasehold improvements primarily in New York City. Also, the Company recognized $3.9 million in impairment charges for intangible assets primarily in New York City. Based on the continued sluggish economy, current operating results, and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Impairment charges recognized in fiscal year 2003 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds.

      On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC (“Civic”) for $18.4 million. The transaction resulted in a pre-tax gain of $3.9 million which is included as a property-related gain for the year ended September 30, 2002. Additionally, the Company recognized $5.2 million of pre-tax gains on sales of property during the year, primarily from the condemnation of a property in Houston. These gains were offset by impairment charges of $10.3 million, comprised of $3.0 million of leasehold improvements, $2.3 million of contract and lease rights and $5.0 million of key money. Impairment charges were the result of condemnations of $1.6 million as well as impairment charges of $8.7 million for locations, primarily in New York City, where the discounted projected future cash flows no longer supported the carrying value of the assets.

      Included in net gains on sale of property for fiscal year 2001 is a $250 thousand loss for environmental costs related to a property previously owned by the Company. The Company recorded impairment charges of $8.0 million in fiscal year 2001, including $5.5 million attributable to properties where the carrying value of goodwill, contract rights and lease rights was no longer supportable by discounted projected future cash flows and $2.8 million related to equipment and leasehold improvements. Of these impairment charges, $3.4 million related to properties in New York, $2.8 million in San Francisco, $0.7 million in New Jersey and the remaining $1.4 million in various other locations. The Company also incurred $7.7 million of costs to exit unfavorable lease agreements.

53 of 75

(8) Investment in and Advances to Partnerships and Joint Ventures

      The following tables reflect the financial position and results of operations for the partnerships and joint ventures as of September 30, 2003 and 2002, and for each of the years in the three-year period ended September 30, 2003 (in thousands). Aggregate fair value of investments is not disclosed as quoted market prices are not available.

	Investment		Advances
	(Accumulated Losses)		to Partnerships
	in Partnerships and		and Joint
	Joint Ventures		Ventures

	2003	2002	2003	2002

Commerce Street Joint Venture	$(963)	$(1,137)	$440	$525
Larimer Square Parking Associates	1,080	1,019	970	1,234
Lodo Parking Garage, LLC	1,090	1,141	—	—
CPS Mexico, Inc.	6,796	5,369	1,025	—
Other	2,276	3,056	935	1,629

	$10,279	$9,448	$3,370	$3,388

	Equity in Partnership and			Joint Venture
	Joint Venture Earnings (losses)			Debt

	2003	2002	2001	2003	2002

Civic Parking, LLC	$—	$1,270	$1,893	$—	$—
Commerce Street Joint Venture	484	514	455	5,873	6,308
Larimer Square Parking Associates	287	295	248	2,065	2,329
Lodo Parking Garage, LLC	88	103	201	—	—
CPS Mexico, Inc.	1,424	1,501	1,261	4,730	7,976
Capital Commons	—	—	170	—	—
Other	(39)	284	853	—	—

	$2,244	$3,967	$5,081	$12,668	$16,613

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

     The joint venture financed the Original Facility with industrial development bonds in the original principal amount of $8.6 million (the “1984 Bonds”) issued by The Industrial Development Board of the Metropolitan Government of Nashville and Davidson County (the “Metro IDB” or “Issuer”) in 1984. The Metro IDB holds title to the Original Facility, which it leases to the joint venture under a lease expiring in 2014. The lease of the Original Facility obligates the venture to make lease payments corresponding to principal and interest payable on Series A Bonds and provides the venture with an option to purchase the Original Facility at any time by paying the amount due under the Series A Bonds and making a nominal purchase payment to the Metro IDB. In 1994, the Issuer, at the request of the Company, issued additional bonds (the “Series 1994 Bonds”) in the amount of $6.7 million and applied the proceeds to refunding of the 1984 Bonds.

     In June 2002, the Issuer, at the request of the Company issued $4.8 million of Series 2002A variable rate revenue refunding bonds and $0.3 million of Series 2002B Federally-taxable revenue refunding bonds (collectively the “Bonds”). The series 2002A Bonds mature on January 1, 2014 and the Series 2002B Bonds matured on January 1, 2003. The Bonds require monthly interest payments. The proceeds of the Bonds were used to repay the 1994 Bonds. As of September 30, 2003, the Series 2002A Bonds had a variable rate of 1.28%. The 2002A Bonds are subject to a mandatory sinking fund redemption beginning January 1, 2004 and on each January 1 thereafter. The 2002B Bonds were repaid in full in January 2003.

54 of 75

(c) Larimer Square Parking Associates

     The Company owns a 50% interest in a joint venture that owns a parking complex in Denver, Colorado. The complex, which was completed in February 1996, was constructed and financed by the joint venture partners. The Company invested $991 thousand in the joint venture and loaned the joint venture $1.1 million in the form of a construction note, bearing interest at a fixed rate of 9.5%, which was converted to a term note in August 1996, following completion of the project. An additional $1.1 million was loaned by the Company which will be repaid through sales tax and property tax revenues by the Denver Urban Renewal Authority at a fixed interest rate of 10%. The Company manages the parking facility for the venture.

(d) Lodo Parking Garage, LLC

     In March 1995, the Company acquired a 50% interest in a joint venture which owns a parking complex in Denver, Colorado. The Company invested $1.4 million in the joint venture and manages the parking facility for the joint venture.

(e) CPS Mexico, Inc.

     The Company holds a 50% interest in a Mexican joint venture which manages and leases various parking structures in Mexico. The Company also has loaned $1.8 million and $8.0 million at September 30, 2003 and 2002, respectively, to the affiliate. These loans bear interest at fixed rates ranging from 10% to 12% and are included in current portion of notes receivable on the Company’s consolidated balance sheet at September 30, 2003. In October 2002, the Mexican joint venture refinanced its debt, resulting in the Company receiving $6.4 million in loan repayments.

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

(9) Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations consisted of the following (in thousands):

	As of September 30,

	2003	2002

Credit Facility
Term note payable	$174,125	$75,000
Revolving credit facility	59,000	146,500
Other notes payable	36,669	35,221
Capital lease obligations	790	3,695

Total	270,584	260,416
Less: current maturities of long-term obligations	(3,623)	(53,318)

Total long-term obligations	$266,961	$207,098

      On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving loan, including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries. Proceeds from the Credit Facility were used to refinance the 1999 Credit Facility.

      The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2003 was 337 basis points. The amount outstanding under the Company’s Credit Facility was $233.1 million with a weighted average interest rate of 5.00% as of

55 of 75

September 30, 2003. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $74.0 million at September 30, 2003, which is net of $42.0 million of stand-by letters of credit.

      The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of March 31, 2003, the Company was in default due to non-compliance with both the leverage and senior leverage ratios. A temporary waiver was obtained from the lenders for the quarter ended March 31, 2003, subject to certain conditions. Pursuant to the provisions of EITF No. 86-30, Classification of Obligations When a Violation Is Waived by the Creditor, the Company projected future compliance with the existing covenants and concluded that non-compliance with the same covenants at the next quarterly measurement date was probable. As a result, the Credit Facility was classified as a current liability at March 31, 2003. The temporary waiver required the Company to complete an amendment to the Credit Facility.

      The Company completed an amendment of the Credit Facility on August 12, 2003. The Company paid a fee of $1.5 million in connection with obtaining the amendment. The amendment included changes to the permitted covenant ratios; limitation of capital expenditures, acquisitions and loans; adjusted pricing with additional tiers and new provisions for asset dispositions. The amended facility included a new pricing tier that adds 25 basis points when the Company’s leverage ratio exceeds a certain level. Pursuant to EITF No. 86-30, the Company projected future compliance with the amended covenants and believes that compliance with the amended covenants during the next four quarterly measurement dates was probable. Accordingly, the Credit Facility has been classified as a long-term liability at September 30, 2003.

      In April 2002, the Company acquired four properties in Atlanta for $16.5 million, including acquisition costs. The purchase was funded through two notes payable secured by the acquired properties. The notes require the Company to make monthly interest payments at a weighted average rate of one-month LIBOR plus 157.5 basis points, with the principal balance due in April 2007. In August of 2003, the Company entered into an amendment to the transaction. The amendment modified certain agreements, instruments and other documents, in connection with the April 2002 financing, to align financial covenants, affirmative covenants and other transaction terms to those found in the Credit Facility, as amended. The operating properties financed by this transaction are currently being leased to another parking operator.

      On March 15, 2000, a limited liability company (“LLC”) of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. The note is collateralized by the parking facility. The $12.9 million remaining principal balance at September 30, 2003 will be due at the end of the five-year loan term. To hedge the Company’s cash flow exposure to interest rate fluctuations, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% and an effective monthly principal and interest payment of approximately $108 thousand for the five-year period. The Company guaranteed $1 million of the debt. The remainder of the purchase price was financed from borrowings from the 1999 Credit Facility.

      The Company also has several notes payable outstanding totaling $6.6 million at September 30, 2003. These notes are secured by real estate and equipment and bear interest at fixed rates ranging from 6.5% to 10.0%.

      Future maturities under long-term debt arrangements, including capital lease obligations, are as follows (in thousands):

Year Ending
September 30,

2004	$3,623
2005	18,465
2006	2,436
2007	19,298
2008	101,700
Thereafter	125,062

$270,584

      In connection with the Kinney acquisition, the Company assumed an agreement whereby a parking structure and the corresponding land upon which it sits are leased under a long-term arrangement. The parking structure is accounted for as a capital lease, and the underlying land is accounted for as an operating lease. The original agreement called for lease payments over a

56 of 75

twenty-year term at a 17.4% interest rate. In connection with purchase accounting, the carrying value of the related obligation was recorded at fair value. The carrying amount of the capital lease obligation at September 30, 2003 was $569,000, bearing interest at a rate of 8.0% per annum and requiring monthly payments of approximately $190,000. The operating lease requires a payment of approximately $183,000 per month. The lease agreements run through December 2003.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, this statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, which required that all gains and losses on extinguishment of debt be classified as an extraordinary item, net of tax, on the face of the income statement. The statement was effective for all fiscal years beginning after May 15, 2002, but may be adopted earlier. The Company adopted this statement in the third quarter of fiscal year 2002, retroactive to October 1, 2001. Prior periods were reclassified to conform to the new presentation. The other provisions of SFAS No. 145 did not have an effect on the Company’s financial statements.

      On June 28, 2002, the Company repurchased 138,800 shares of its Preferred Securities for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of its Preferred Securities for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the Preferred Securities for $10.0 million. For the year ended September 30, 2002, these transactions resulted in a reduction of $31.9 million of the outstanding balance of the Preferred Securities and pre-tax gains of $9.2 million, net of writedowns of a proportionate share of the related deferred finance costs of $0.9 million. Gains on the early extinguishment of debt were previously reported as extraordinary items, net of tax, in the Company’s statement of earnings, but were reclassified as a separate component of other income as a result of the adoption of SFAS No. 145.

(11) Shareholders’ Equity

      The following tables set forth the computation of basic and diluted earnings per share:

		Year Ended			Year Ended			Year Ended
	September 30, 2003			September 30, 2002			September 30, 2001

	Income	Common	Per	Income	Common	Per	Income	Common	Per
	Available	Shares	Share	Available	Shares	Share	Available	Shares	Share
	($000's)	(000's)	Amount	($000's)	(000's)	Amount	($000's)	(000's)	Amount

Basic (loss) earnings from continuing operations per share before cumulative effect of accounting changes	$(6,219)	36,034	$(0.17)	$42,192	35,849	$1.18	$26,015	35,803	$0.73
Effects of dilutive stock and options:
Stock option plan and warrants	—	—	—	—	362	(0.01)	—	104	(0.01)
Restricted stock plan	—	—	—	—	—	—	—	108	—

Diluted (loss) earnings from continuing operations per share before cumulative effect of accounting changes	$(6,219)	36,034	$(0.17)	$42,192	36,211	$1.17	$26,015	36,015	$0.72

57 of 75

      Weighted average common shares used for the computation of basic earnings per share excludes certain common shares issued pursuant to the Company’s restricted stock plan and deferred compensation agreement, because under the related agreements the holders of restricted stock will forfeit such shares if certain employment or service requirements are not met. The effect of the conversion of the company-obligated mandatorily redeemable convertible securities of the subsidiary trust has not been included in the diluted earnings per share calculation since such securities were anti-dilutive for all periods. At September 30, 2003 and 2002, such securities were convertible into 1,419,588 shares of common stock. Options to acquire 4,151,057, 517,695 and 1,847,727 shares of common stock were excluded from the 2003, 2002 and 2001 diluted earnings per share calculations because they were anti-dilutive.

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

Future minimum rental commitments under operating leases and subleases are as follows (in thousands):

Year Ending	Fixed	Sub-rental	Net
September 30,	Rent	Income	Rent

2004	$209,608	$2,770	$206,838
2005	183,473	2,305	181,168
2006	151,392	2,138	149,254
2007	126,409	1,855	124,554
2008	90,440	1,274	89,166
Thereafter	511,653	16,646	495,007

Total future operating lease commitments	$1,272,975	$26,988	$1,245,987

Rental expense for all operating leases, along with offsetting rental income from subleases were as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Rentals:
Minimum	$261,002	$249,992	$239,894
Contingent	65,021	64,000	69,276

Total rent expense	326,023	313,992	309,170
Less sub-lease income	(16,593)	(16,096)	(15,011)

Total rent expense, net	$309,430	$297,896	$294,159

(13) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Year Ended September 30,

	2003	2002	2001

Current:
Federal	$4,781	$20,840	$20,774
Jobs credit, net of federal tax benefit	(727)	(417)	(283)

Net federal current tax expense	4,054	20,423	20,491
State	1,395	2,615	4,172
Non-U.S	1,593	2,253	1,734

Total current tax expense	7,042	25,291	26,397

Deferred:
Federal	(9,412)	(1,287)	(3,871)
State	(2,057)	(452)	(3,479)

Total deferred tax benefit	(11,469)	(1,739)	(7,350)

Total income tax (benefit) expense from continuing operations	$(4,427)	$23,552	$19,047

58 of 75

Total income taxes are allocated as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Income tax expense (benefit) from continuing operations	$(4,427)	$23,552	$19,047
Income tax expense from discontinued operations	1,348	611	65
Shareholders’ equity for unrealized gain (loss) on fair value of derivatives for financial reporting purposes	1,106	21	(1,341)
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	105	(414)	(230)
Cumulative effect of accounting changes	—	(28)	(171)

Total income tax (benefit) expense	$(1,868)	$23,742	$17,370

      Provision has not been made for U.S. or additional foreign taxes on approximately $27.7 million, $25.5 million and $23.1 million at September 30, 2003, 2002 and 2001, respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.

      A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to (loss) earnings from continuing operations before income taxes and cumulative effect of accounting changes is summarized as follows (in thousands):

	Year Ended September 30,

	2003		2002		2001

U.S. Federal statutory rate on (loss) earnings from continuing operations before income taxes and cumulative effect of accounting changes	$(3,726)	35.0%	$23,010	35.0%	$15,772	35.0%
State and city income taxes, net of federal tax benefit	(430)	4.0	1,406	2.1	450	1.0
Jobs credits, net of federal tax benefit	(727)	6.8	(417)	(0.6)	(283)	(0.6)
Non-deductible goodwill amortization	—	—	—	—	3,507	7.8
Foreign versus US rate difference	486	(4.6)	(70)	(0.1)	(320)	(0.7)
Equity in unconsolidated subsidiaries	(483)	4.5	(553)	(0.8)	(518)	(1.1)
Other	453	(4.1)	176	0.2	439	0.9

Income tax (benefit) expense from continuing operations	$(4,427)	41.6%	$23,552	35.8%	$19,047	42.3%

      Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,

	2003	2002

Deferred tax assets:
Net operating loss carry forwards	$8,061	$20,104
Deferred and capitalized expenses	8,507	8,124
Deferred compensation expense	6,328	5,667
Impairment of assets	7,680	4,846
Accrued expenses and reserves	8,730	1,629
Temporary differences related to Edison and its management contracts	6,860	6,160
Unrecognized loss on fair value of derivative instruments	214	1,320
Capitalized leases	189	448
Deductible goodwill	192	684
Allowance for doubtful accounts	1,108	—
Other	1,822	1,772

Total gross deferred tax assets	49,691	50,754

Deferred tax liabilities:
Property, equipment and leasehold improvements due to differences in depreciation and purchase business combinations	(42,096)	(41,698)
Deferred tax gain on sales of properties	(6,879)	(6,798)

59 of 75

Other	(490)	(732)

Total gross deferred tax liabilities	(49,465)	(49,228)
Valuation allowance on net operating loss carry forwards	(3,236)	(15,279)

Net deferred tax liabilities	$(3,010)	$(13,753)

      As of September 30, 2003, the Company has federal net operating loss carry forwards of approximately $6.3 million and state and city net operating loss carry forwards of approximately $95.7 million which expire between 2004 and 2018. The ability of the Company to fully utilize these net operating losses is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in determining the deferred tax asset valuation allowance shown above. Based on prior taxable income, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance has been provided for net operating loss carry forwards for which recoverability is deemed to be uncertain.

      The valuation allowance decreased approximately $12.0 million in fiscal 2003, of which $11.9 million was credited to goodwill as that amount related to net operating losses acquired in purchase acquisitions.

(14) Employee Benefit Programs

     (a) Stock Plans

      In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under this plan, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares have been reserved for issuance under these two plans combined. Options representing 5,008,646 shares are outstanding under the stock option plan at September 30, 2003. Options are granted with an exercise price equal to the fair market value at the date of grant, generally vest over a three- to four-year period and generally expire ten years after the date of grant.

      At September 30, 2003, 300,463 shares had been issued through the restricted stock plan. Expense related to vesting of restricted stock is recognized by the Company over the vesting period. Under the restricted stock plan, the Company granted 12,548 shares and 3,325 shares with weighted average fair values on grant date of $17.13 per share and $19.02 per share during fiscal year 2003 and 2002, respectively.

      In August 1995, the Board of Directors and shareholders also approved a stock plan for directors. A total of 475,000 shares have been reserved for issuance under the plan. Options to purchase 219,500 shares are outstanding under this plan at September 30, 2003.

      The following table summarizes the transactions pursuant to the Company’s stock option plans for the last three fiscal years:

	Number	Weighted Average
	of Shares	Exercise Price

Outstanding at September 30, 2000	1,725,904	$25.52
Granted	1,273,529	$19.67
Exercised	(79,897)	$12.00
Canceled	(619,205)	$30.02

Outstanding at September 30, 2001	2,300,331	$21.47
Granted	2,881,775	$17.94
Exercised	(131,745)	$15.00
Canceled	(180,177)	$23.45

Outstanding at September 30, 2002	4,870,184	$19.48
Granted	1,585,500	$15.25
Exercised	(41,239)	$15.29
Canceled	(1,405,799)	$18.83

Outstanding at September 30, 2003	5,008,646	$18.33

      During the third quarter of fiscal year 2001 the Company initiated and completed a stock option buyback and cancellation program. The Company repurchased 244,375 existing options from non-executive employees with exercise prices at or above $29.25

60 of 75

per share. The Company recognized approximately $100 thousand as compensation expense for the year ended September 30, 2001, related to the option repurchases.

      At September 30, 2003, 2002 and 2001, options to purchase 1,476,019, 1,084,814 and 717,160 shares of common stock, respectively, were exercisable at weighted average exercise prices of $21.64, $22.77 and $23.49, respectively.

      At September 30, 2003, information for outstanding options and options currently exercisable is as follows:

	Option Price Range Per Share

	$8.00-$12.33	$12.55-$18.50	$18.80-$27.75	$29.25-$36.75	$45.50-$51.06

Options outstanding
Number of options	99,125	1,977,359	2,635,765	202,647	93,750
Weighted-average exercise price	$8.49	$14.30	$19.64	$31.12	$49.48
Weighted-average contractual lives	2.06 years	8.90 years	7.76 years	5.01 years	4.95 years
Options exercisable
Number of options	99,125	345,988	757,759	179,397	93,750
Weighted-average exercise price	$8.49	$15.64	$20.36	$31.36	$49.48

      The Company also has an Employee Stock Purchase Plan which began on April 1, 1996, under which 450,000 shares of common stock have been reserved for issuance. The plan allows participants to contribute up to 10% of their normal pay (as defined in the Plan) to a custodial account for purchase of the Company’s common stock. Participants may enroll or make changes to their enrollment annually, and they may withdraw from the plan at any time by giving the Company written notice. Employees purchase stock annually following the end of the plan year at a price per share equal to the lesser of 85% of the closing market price of the Company’s common stock on the first or the last trading day of the plan year. At September 30, 2003, 365,244 shares had been purchased under this plan.

     (b) Profit-Sharing and 401(k) Plan

      The Company has a Profit-Sharing and 401(k) Savings Plan that allows eligible participants to make pretax contributions, receive Company 401(k) match contributions and participate in discretionary Company profit-sharing contributions. Employees 18 years or older may participate in the Plan after one year of continuous service, if the employee was employed prior to reaching age 65. Participants’ contributions, Company 401(k) contributions and earnings thereon immediately vest. Company profit-sharing contributions vest after two years of continuous service at a rate of 20% per year so that participants are fully vested at the end of seven years. Company expense associated with this plan was $2.4 million, $2.6 million and $2.2 million in years 2003, 2002 and 2001, respectively.

     (c) Incentive Compensation Agreements

      The Company has incentive compensation agreements with certain key employees. Participating employees receive an annual bonus based on profitability of the operations and other factors for which they are responsible. Incentive compensation expense is accrued during the year based upon management’s estimate of amounts earned under the related agreements. Incentive compensation under all such agreements was approximately $4.8 million, $6.3 million and $6.5 million in years 2003, 2002 and 2001, respectively.

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

      The Company has a deferred compensation agreement that entitles the Chairman to receive annual payments of $500 thousand for a period of ten years following his termination, for any reason other than death, in exchange for a covenant not to compete. Thereafter, the officer is entitled to annual payments of $300 thousand until his death and, in the event his wife survives him, she is entitled to annual payments of $300 thousand until her death. The Company recognizes annual compensation expense pursuant

61 of 75

to this agreement equivalent to the change in the actuarially determined future obligation under the agreement. Compensation (benefit) expense associated with their agreements was approximately $(555) thousand, ($22) thousand and $591 thousand in fiscal years 2003, 2002 and 2001, respectively. At September 30, 2003, the Company had recorded a liability of $3.4 million associated with this plan.

      Agreements with certain former key executives of Allright provide for aggregate annual payments ranging from $20 thousand to $144 thousand per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $9.2 million have been purchased to fund, as necessary, the benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $2.0 million and $2.0 million at September 30, 2003 and 2002, respectively, and is included in other non-current assets. The plan is a nonqualified plan and is not subject to ERISA funding requirements. Deferred compensation costs for 2003, 2002 and 2001 were $466 thousand, $296 thousand and $121 thousand, respectively. At September 30, 2003, the Company had recorded a liability of $6.6 million associated with this plan.

     (e) Deferred Unit Plan

      On December 19, 1996, the Board of Directors approved the adoption of the Company’s Deferred Stock Unit Plan. Under the plan, certain key employees have the opportunity to defer the receipt of certain portions of their cash compensation, instead receiving shares of common stock following certain periods of deferral. The plan is administered by a committee, appointed by the board of directors of the Company consisting of at least two non-employee “outside” directors of the Company. The Company reserved 375,000 shares of common stock for issuance under the 1996 Deferred Stock Unit Plan. Participants may defer up to 50% of their salary. As of September 30, 2003, $3.1 million of compensation remained deferred under this plan.

     (f) Restricted Stock Units

      The Company recorded compensation expense of $113 thousand during fiscal year 2003 related to restricted stock units granted under individual employment agreements with certain key executives.

(15) Related Parties

      The Company leases two properties from an entity 50% owned by Monroe Carell, Jr., the Company’s chairman and Chief Executive Officer, for $290 thousand per year for a 10-year term and pays percentage rent to the entity. Total rent expense, including percentage rent, was $290 thousand, $268 thousand and $355 thousand in 2003, 2002 and 2001, respectively. The Company will receive 25% of the gain in the event of a sale of these properties during the term of the lease pursuant to the lease agreements. Management believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated persons.

      In connection with the acquisition of Kinney, the Company entered into a consulting agreement with Lewis Katz, a director of the Company. The Company paid $200 thousand to the director pursuant to this agreement during fiscal year 2002. Additionally, the Company has entered into a limited partnership agreement with the same director whereby the director has agreed to seek new business opportunities in the form of leases and management contracts and renewals of existing leases and contracts as requested by the Company. During the fiscal years ended September 30, 2003, 2002 and 2001, the Company recognized expense of $592 thousand, $221 thousand and $391 thousand, respectively, in connection with this agreement.

      Lewis Katz, a director of the Company, has an ownership interest in Foley Parking Affiliate, LLC (“Foley Parking”). Foley Parking and the Company each own 50% of a company that leases a parking garage in New York City. The lease has a term of 20 years and the base rent is $1.3 million per year. In fiscal 2003, this location incurred losses of approximately $519,500, including approximately $600,000 of deferred rent expense.

(16) Contingencies

      In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case seeks to represent a plaintiff class that includes those, except for Company insiders and immediate families, who purchased the Company’s common stock from November 4, 2002 through February 13, 2003. The plaintiff in each case claims that the defendants, between November 4, 2002 and February 13, 2003, made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and the fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved

62 of 75

their selection of counsel. The Company has not yet been required to file answers to the complaints. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

      The Company is a defendant in a lawsuit filed in July 2002 in Chancery Court in Davidson County, Tennessee, by Wardrop Parking Holdings, LLC relating to the Company’s management of the McKendree Parking Center in Nashville. The plaintiff seeks approximately $3.5 million in compensatory damages based on an alleged loss in value of its leasehold interest, termination of its contract with the Company and unspecified punitive damages and attorneys’ fees. Trial in the case is scheduled for February 2004. The Company is vigorously defending the lawsuit.

      The Company, Pepsi Cola Company and several related Pepsi companies and individuals are co-defendants in a lawsuit filed in the 270th Judicial District Court in Harris County, Texas, by an individual, David Loftus, and three companies affiliated with Mr. Loftus known as PepsiPark USA, Inc. The plaintiffs in the suit allege, among other things, that the Company and Pepsi conspired to misappropriate a concept developed by the plaintiffs for selling Pepsi products and other vending machine products to parking lot customers. Plaintiffs allege several causes of action, including breach of contract, misrepresentation, breach of fiduciary duties, fraud, conversion and unfair competition. The suit, which was initially filed on June 24, 2002, was amended on April 24, 2003, to add allegations against the Company for underpayment of percentage rent with respect to three parking lots leased to the Company by Mr. Loftus and related companies. The plaintiffs allege, among other things, breach of contract and fraud with respect to these parking lots, and are currently seeking damages for allegedly unpaid percentage rent of $1.3 million plus interest and attorney’s fees and expenses. The plaintiffs also are seeking unspecified exemplary damages. On May 9, 2003, the suit was again amended to add an allegation that the Company refused to implement the plaintiffs’ concept for selling vending machine products to parking lot customers to avoid liability for past underreporting of revenues. The Company is vigorously defending the case.

      The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company. The Company maintains liability insurance coverage for individual claims in excess of various dollar amounts, subject to annual aggregate limits. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels.

(17) Business Segments

      The Company’s business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain, Ireland, Puerto Rico, Chile, Colombia, Peru, Venezuela, Greece, Poland, and Switzerland. The Company also conducts business through joint ventures in Mexico and Germany. Revenues attributable to foreign operations were less than 10% of consolidated revenues for each of fiscal years 2003, 2002 and 2001. In 2003, the United Kingdom and Canada account for 59.5% and 26.8% of total foreign revenues, respectively.

A summary of information about the Company’s foreign and domestic operations is as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Total revenues, excluding reimbursement of management contract expenses:
Domestic	$672,444	$667,210	$655,953
Foreign	45,848	38,500	39,539

Consolidated	$718,292	$705,710	$695,492

Operating earnings:
Domestic	$1,231	$62,004	$58,154
Foreign	3,995	6,444	5,697

Consolidated	$5,226	$68,448	$63,851

(Loss) earnings from continuing operations before minority interest, income taxes, and cumulative effect of accounting change
Domestic	$(11,904)	$62,602	$41,199
Foreign	5,322	8,016	7,365

Consolidated	$(6,582)	$70,618	$48,564

63 of 75

Identifiable assets:
Domestic	$938,847	$954,474
Foreign	50,600	44,410

Consolidated	$989,447	$998,884

      The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating (loss) earnings by segment for the years ended September 30, 2003, 2002 and 2001 (in thousands) and identifiable assets as of September 30, 2003 and 2002. During fiscal year 2003, the Company realigned certain locations among segments. All prior years’ segment data has been reclassified to conform to the new segment alignment.

	Year Ended September 30,

	2003	2002	2001

Revenues (a):
Segment One	$67,752	$65,006	$54,139
Segment Two	277,233	259,122	266,356
Segment Three	14,536	10,590	—
Segment Four	68,150	59,155	59,797
Segment Five	34,248	21,271	20,569
Segment Six	13,392	12,847	11,339
Segment Seven	71,598	64,976	60,502
Segment Eight	67,076	61,999	58,456
Segment Nine	35,361	32,982	34,108
Other	68,946	117,762	130,226

Total revenues	$718,292	$705,710	$695,492

Operating (loss) earnings:
Segment One	$(4,429)	$1,487	$384
Segment Two	2,836	11,788	3,611
Segment Three	1,364	830	—
Segment Four	3,489	4,896	3,760
Segment Five	1,231	2,275	1,404
Segment Six	1,507	1,966	1,786
Segment Seven	7,746	9,233	8,806
Segment Eight	15	4,333	4,425
Segment Nine	2,879	4,291	3,962
Other	(11,412)	27,349	35,713

Total operating earnings	$5,226	$68,448	$63,851

	September 30,

	2003	2002

Identifiable assets:
Segment One	$12,570	$18,608
Segment Two	313,708	342,920
Segment Three	12,951	12,324
Segment Four	18,900	27,285
Segment Five	41,033	27,277
Segment Six	3,265	3,812
Segment Seven	23,768	23,353
Segment Eight	36,457	35,974
Segment Nine	12,001	13,111
Other	514,794	494,220

Total assets	$989,447	$998,884

(a) Excludes reimbursement of management contract expenses.

64 of 75

Segment One encompasses the western region of the United States and Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses the USA Parking acquisition.

Segment Four encompasses Louisiana, Ohio, parts of Texas, Alabama, Missouri, Nebraska, Oklahoma and Tennessee.

Segment Five encompasses Europe, Puerto Rico, Central and South America.

Segment Six encompasses Nashville, TN and the Lexis acquisition.

Segment Seven encompasses the Midwestern region of the United States. It also includes Canada, excluding Vancouver.

Segment Eight encompasses portions of the southeastern region of the United States to include Washington D.C. and Baltimore as well as western Pennsylvania and western New York.

Segment Nine encompasses Florida and portions of the southeastern region of the United States

Other encompasses the home office, eliminations, certain owned real estate, and certain partnerships.

65 of 75

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2003 are effective in timely alerting them to material information required to be included in the Company’s periodic reports and is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, except for the process of identifying and recording trade accounts payable. With respect to this issue, the Company has established a process to capture and record vendor invoices on a more timely basis and to estimate the liabilities for vendor invoices not yet received. The Company believes that procedures performed by the Company subsequent to year-end provide us with an adequate basis to conclude the accuracy of this account.

(b)	Changes in internal control over financial reporting: In connection with the evaluation described above, and except as described above, the Company has not identified any change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

      Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

      Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

      Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

      Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) Financial Statements and Financial Statement Schedules

     Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8, are listed in the Index to Consolidated Financial Statements.

66 of 75

(b) (3) Exhibits

     The exhibits are listed in the Index to Exhibits which appears immediately following the signature page.

(c) Reports on Form 8-K

     On July 24, 2003 the Company filed a current report on Form 8-K announcing that the Company expected to report a net loss for the third quarter ended June 30, 2003 due to severance and property-related losses, incorporating the text of a press release dated July 21, 2003.

     On August 14, 2003 the Company filed a current report on Form 8-K announcing its naming of Mark Shapiro as Senior Vice President and Chief Financial Officer, the Amendment of its $350 million credit facility, and the results for the quarter ended June 30, 2003, incorporating the text of a press release dated August 11, 2003 and August 12, 2003.

     On November 6, 2003 the Company filed a current report on Form 8-K announcing its operating results for the fourth quarter and the year ended September 30, 2003, incorporating the text of a press release dated November 5, 2003.

67 of 75

CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

Amounts in thousands

		Additions

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	(Deductions)	End of
Description	Period	Expenses	Accounts	Recoveries(a)	Period

Allowance for Doubtful Accounts
Year ended September 30, 2001	$300	400	—	(226)	$474
Year ended September 30, 2002	474	(26)	—	113	561
Year ended September 30, 2003	561	4,938	—	(1,779)	3,720
Deferred Tax Valuation Account
Year ended September 30, 2001	$15,279	—	—	—	$15,279
Year ended September 30, 2002	15,279	—	—	—	15,279
Year ended September 30, 2003	15,279	(94)	(11,949)	—	3,236

(a) Writeoffs, net of recoveries

See accompanying independent auditor’s report.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule IV — Mortgage Loans on Real Estate

Principal Amount
		Final	Periodic		Face	Carrying	of Loans Subject
	Interest	Maturity	Payment	Prior	Amount of	Amount of	to Delinquent
Description	Rate	Date	Terms	Liens	Mortgage	Mortgage	Principal or Interest

Mortgage note secured by parking garages	1-month LIBOR + 1.625% with swap to convert to fixed rate at 8.91%	3/15/05	$108,250/month (including swap) with balance of $12,691,671 due at maturity	None	$13,300,000	$12,902,474 at September 30, 2003	None

See accompanying independent auditor’s report.

68 of 75

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL PARKING CORPORATION

Date: December 23, 2003	By:	/s/ Mark Shapiro

Mark Shapiro
Senior Vice President and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Monroe J. Carell, Jr. Monroe J. Carell, Jr.	Chairman, Chief Executive Officer Director	December 23, 2003

/s/ Mark Shapiro Mark Shapiro	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 23, 2003

/s/ V. Jeffrey Heavrin V. Jeffrey Heavrin	Vice President and Chief Accounting Officer (Principal Accounting Officer)	December 23, 2003

/s/ Cecil Conlee Cecil Conlee	Director	December 23, 2003

/s/ Lewis Katz Lewis Katz	Director	December 23, 2003

/s/ Edward G. Nelson Edward G. Nelson	Director	December 23, 2003

/s/ William C. O’Neil, Jr. William C. O’Neil, Jr.	Director	December 23, 2003

/s/ Richard H. Sinkfield Richard H. Sinkfield	Director	December 23, 2003

/s/ Julia Carell Stadler Julia Carell Stadler	Director	December 23, 2003

69 of 75

EXHIBIT INDEX

Exhibit
Number	Document

2	Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1)

2.1	Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998)

2.2	Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended)

2.3	Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998)

3.1	(a) Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3)

(b) Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999)

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3)

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1)

4.4	Registration Rights Agreement dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998)

4.4	Amendment dated January 5, 1999 to the Registration Rights Agreement dated as of September 21, 1998, by and between the Registrant, Apollo Real Estate Investment fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann

70 of 75

Exhibit
Number	Document

Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown rust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended)

4.5	Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4% Convertible Subordinated Debentures due 2028 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3)

4.6	Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3)

4.7	Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3)

4.8	Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3)

10.1	Executive Compensation Plans and Arrangements

(a) 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-95640 on Form S-1)

(b) Amendment to the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel increasing the number of shares licensed for issuance under the plan to 3,817,500 (Incorporated by reference to Exhibit 10.1 (b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2000)

(c) Form of Option Agreement under Key Personnel Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-95640 on Form S-1)

(d) 1995 Restricted Stock Plan (Incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement No. 33-95640 on Form S-1)

(e) Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement No. 33-95640 on Form S-1)

(f) Form of Employment Agreements with Executive Officers (Incorporated by reference to Exhibit 10.1 (f) to the company’s Annual Report on Form 10-K filed on December 21, 2001)

(g) Monroe J. Carell, Jr. Employment Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-95640 on Form S-1)

(h) Monroe J. Carell, Jr. Revised Deferred Compensation Agreement, as amended (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement No. 33-95640 on Form S-1)

(j) Performance Unit Agreement between Central Parking Corporation and James H. Bond (Incorporated by reference to Exhibit 10.11.1 to the Company’s Registration Statement No. 33-95640 on Form S-1.)

(k) Modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1 (j) to the Company’s Annual Report on Form 10-K filed on December 27, 1997)

71 of 75

Exhibit
Number	Document

(l) Second modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1 (k) to the Company’s Report on Form 10-Q for the period ended March 31, 2001)

(m) Hiram A. Cox Employment Agreement dated as of June 4, 2001 (Incorporated by reference to Exhibit 10.1(m) to the Company’s Annual Report on Form 10-K filed on December 21, 2001)

(n) Deferred Stock Unit Plan (Incorporated by reference to Exhibit 10.1(n) to the Company’s Annual Report on Form 10-K filed on December 21, 2001)

(o) William J. Vareschi Employment Agreement dated as of February 28, 2001 (Incorporated by reference to Exhibit 10.1 (o) to the company’s Report on Form 10-Q for the period ended June 30, 2001)

(p) James H. Bond Employment Agreement dated as of May 31, 2001 (Incorporated by reference to Exhibit 10.1 (p) to the company’s Report on Form 10-Q for the period ended June 30, 2001)

(q) Emanuel J. Eads Employment Agreement dated as of October 1, 2000 (Incorporated by reference to Exhibit 10.1 (q) to the company’s Report on Form 10-Q for the period ended June 30, 2001)

(r) Gregory A. Susick Employment Agreement dated as of October 1, 2000 (Incorporated by reference to Exhibit 10.1 (r) to the company’s Report on Form 10-Q for the period ended June 30, 2001)

(s) Jeff L. Wolfe Employment Agreement dated as of October 1, 2000 (Incorporated by reference to Exhibit 10.1 (s) to the company’s Report on Form 10-Q for the period ended June 30, 2001)

(t) Form of Senior Executive Employment Agreement (filed herewith)

10.2	(a) 1995 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-95640 on Form S-1)

(b) Amendment to the 1995 Nonqualified Stock Option Plan for Directors increasing the number of shares reserved for issuance under the plan to 475,000 (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on December 21, 2001)

10.3	Form of Option Agreement under Directors plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-95640 on Form S-1)

10.4	Form of Indemnification Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-95640 on Form S-1)

10.5	Indemnification Agreement for Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-95640 on Form S-1)

10.6	Form of Management Contract (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on December 21, 2001)

10.7	Form of Lease (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on December 21, 2001)

10.8	1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-95640 on Form S-1)

10.9	Exchange Agreement between the Company and Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-95640 on Form S-1)

10.10	$400 Million Credit Agreement dated as of March 19, 1999 by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates (Incorporated by

72 of 75

Exhibit
Number	Document

reference to Exhibit 10.11 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.11	Letter Amendment dated as of June 25, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates (Incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.12	Letter Amendment dated as of October 27, 1999 to Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates (Incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.13	Form of Amendment dated as of December 28, 1999 to $400 million Credit Agreement dated as of March 19, 1999, by and among various banks with Bank of America, N.A., as Agent, and Central Parking Corporation and certain affiliates (Incorporated by reference to Exhibit 10.11 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.14	Amended and Restated Credit Agreement dated as of February 14, 2000, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates (Incorporated by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2000)

10.15	Amended and Restated Credit Agreement dated as of June 16, 2000, by and among various banks, with Bank of America, N.A. as Agent and Central Parking Corporation and certain affiliates (Incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 10-K for the period ended September 30, 2000)

10.16	Letter Amendment to the Amended and Restated Credit Agreement dated as of August 13, 2001, by and among various banks, with Bank of America, N.A., as Agent and Central Parking Corporation and certain affiliates (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on December 21, 2001)

10.17	Consulting Agreement dated as of February 12, 1998, by and between Central Parking Corporation and Lewis Katz (Incorporated by reference to Exhibit 10.20 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.18	Limited Partnership Agreement dated as of August 11, 1999, by and between CPS of the Northeast, Inc. and Arizin Ventures, L.L.C. (Incorporated by reference to Exhibit 10.21 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.19	Registration Rights Agreement dated as of February 12, 1998, by and among Central Parking Corporation, Lewis Katz and Saul Schwartz (Incorporated by reference to Exhibit 10.22 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.20	Shareholders’ Agreement and Agreement Not to Compete by and among Central Parking Corporation, Monroe J. Carell, Jr., Lewis Katz and Saul Schwartz dated as of February 12, 1998 (Incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.21	Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot) (Incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.22	First Amendment to Lease Agreement dated as of July 29, 1997, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot) (Incorporated by

73 of 75

Exhibit
Number	Document

reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.23	Lease Agreement dated as of October 6, 1995 by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot) (Incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.24	First Amendment to Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot) (Incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K for the period ended September 30, 1999)

10.25	Prospectus and offering document for 2,625,000 shares of Common Stock dated February 17, 1998 (Incorporated by reference to the Company’s Registration Statement No. 233-23869 on Form S-3)

10.26	Transaction Support Agreement by Monroe J. Carell, Jr., the Registrant, Kathryn Carell Brown, Julia Carell Stadler and Edith Carell Johnson to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. dated September 21, 1998 (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 filed on October 23, 1998)

10.30	Form of Transaction Support Agreement by certain shareholders of the Registrant to Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P., and AEW Partners, L.P., dated September 21, 1998 (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 filed on October 23, 1998)

10.31	Form of Transaction Support Agreement by certain shareholders of Allright Holdings, Inc. to the Registrant and Central Merger Sub, Inc. dated September 21, 1998 (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 filed on October 23, 1998)

10.32	Revolving Credit Note dated November 1, 2002, by SunTrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on February 18, 2003)

10.33	Promissory Note dated January 8, 2003 by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.2 on Form 10-Q filed on February 18, 2003)

10.34	Waiver Agreement dated May 14, 2003, by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.3 on Form 10-Q filed on May 15, 2003)

10.35	Employment Agreement dated March 3, 2003, by William J. Vareschi, Jr. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.4 on Form 10-Q filed on May 15, 2003)

10.36	First Amendment to Credit Agreement dated August 12, 2003, by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 14, 2003)

10.37	International Swap Dealers Association, Inc. Master Agreement dated as of June 9, 2003, by JP Morgan Chase Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.4 on Form 10-Q filed on August 14, 2003)

10.38	International Swap Dealers Association, Inc. Master Agreement dated as of May 23, 2003, by SunTrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.5 on Form 10-Q filed on August 14, 2003)

21	Subsidiaries of the Registrant (filed herewith)

74 of 75

Exhibit
Number	Document

23	Consent of KPMG LLP (filed herewith)

31.1	Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(a)

31.2	Certification of Mark Shapiro pursuant to Rule 13a-14(a)

32.1	Certification of Monroe J. Carell, Jr. pursuant to Section 1350.

32.2	Certification of Mark Shapiro pursuant to Section 1350.

75 of 75