Form 10-Q
period 2003-12-31
CENTRAL PARKING CORP
filed 2004-02-17
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 16, 2004

Common Stock, $0.01 par value	36,247,203

INDEX

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

		PAGE
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of December 31, 2003 and September 30, 2003	3

	Consolidated Statements of Income
	for the three months ended December 31, 2003 and 2002	4

	Consolidated Statements of Cash Flows
	for the three months ended December 31, 2003 and 2002	5

	Notes to Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosure about Market Risk	19

Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 6	Exhibits and Reports on Form 8-K	22

SIGNATURES		24

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

Amounts in thousands, except share data
	December 31,	September 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$38,171	$31,572
Management accounts receivable, net of allowance for doubtful accounts of $4,000 and $3,720 at December 31, 2003 and September 30, 2003, respectively	35,808	34,174
Accounts receivable — other	10,661	15,440
Current portion of notes receivable (including amounts due from related parties of $2,520 at December 31, 2003 and $3,370 at September 30, 2003)	5,199	8,220
Prepaid expenses	17,524	11,424
Assets held for sale	33,062	39,417
Refundable income taxes	1,696	5,483

Total current assets	142,121	145,730
Notes receivable, less current portion	41,227	40,879
Property, equipment, and leasehold improvements, net	386,707	414,265
Contracts and lease rights, net	95,144	102,315
Goodwill, net	230,312	230,312
Investment in and advances to partnerships and joint ventures	13,495	13,649
Other assets	46,012	42,297

Total assets	$955,018	$989,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3,215	$3,623
Trade accounts payable	81,128	80,128
Accrued expenses	42,765	43,661
Management accounts payable	21,092	22,392

Total current liabilities	148,200	149,804
Long-term debt and capital lease obligations, less current portion	228,792	266,961
Subordinated convertible debentures	78,085	78,085
Deferred rent	26,822	27,569
Deferred income taxes	3,431	3,010
Other liabilities	15,689	16,303

Total liabilities	501,019	541,732
Minority interest	29,231	31,189
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,192,140 and 36,170,274 shares issued and outstanding at December 31, 2003 and September 30, 2003, respectively	362	362
Additional paid-in capital	246,979	246,559
Accumulated other comprehensive income, net	48	78
Retained earnings	178,084	170,232
Other	(705)	(705)

Total shareholders’ equity	424,768	416,526

Total liabilities and shareholders’ equity	$955,018	$989,447

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

Amounts in thousands, except per share data
	Three months ended December 31,

	2003	2002

Revenues:
Parking	$151,837	$149,358
Management contracts	33,070	30,423

	184,907	179,781
Reimbursement of management contract expenses	112,723	101,981

Total revenues	297,630	281,762

Costs and expenses:
Cost of parking	133,178	132,990
Cost of management contracts	14,375	14,610
General and administrative	18,830	20,657
Non-compete amortization	11	93

	166,394	168,350
Reimbursed management contract expenses	112,723	101,981

Total costs and expenses	279,117	270,331
Property-related gains, net	1,243	122

Operating earnings	19,756	11,553
Other income (expenses):
Interest income	1,248	1,200
Interest expense	(4,269)	(2,954)
Interest expense – subordinated convertible debentures	(1,045)	(1,045)
Equity in partnership and joint venture earnings	547	669

Earnings from continuing operations before minority interest and income taxes	16,237	9,423
Minority interest, net of tax	(1,013)	(1,286)

Earnings from continuing operations before income taxes	15,224	8,137
Income tax expense	(5,605)	(2,962)

Earnings from continuing operations	9,619	5,175

(Loss) earnings from discontinued operations, net of tax	(1,224)	1,691

Net earnings	$8,395	$6,866

Basic (loss) earnings per share:
Earnings from continuing operations	$0.27	$0.14
(Loss) earnings from discontinued operations, net of tax	(0.03)	0.05

Net earnings	$0.23	$0.19

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.27	$0.14
(Loss) earnings from discontinued operations, net of tax	(0.03)	0.05

Net earnings	$0.23 (a)	$0.19

Weighted average shares used for basic per share data	36,159	35,969
Effect of dilutive common stock options	46	314

Weighted average shares used for dilutive per share data	36,205	36,283

(a) Figures are not additive due to rounding

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Amounts in thousands
	Three months ended December 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$8,395	$6,866
Loss (earnings) from discontinued operations	1,224	(1,691)

Earnings from continuing operations	9,619	5,175
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property	8,841	8,123
Equity in partnership and joint venture earnings	(547)	(669)
Distributions from partnerships and joint ventures	338	274
Property-related gains, net	(1,243)	(122)
Deferred income tax expense (benefit)	9	(1,476)
Minority interest, net of tax	1,013	1,286
Changes in operating assets and liabilities, excluding effects of acquisitions:
Management accounts receivable	(1,634)	(5,989)
Accounts receivable – other	4,779	2,219
Prepaid expenses	(6,100)	(5,920)
Other assets	(5,877)	2,525
Trade accounts payable, accrued expenses and other liabilities	(4,569)	(1,892)
Management accounts payable	(1,300)	(1,428)
Deferred rent	(747)	177
Refundable income taxes	3,787	—
Income taxes payable	—	1,910

Net cash provided by operating activities – continuing operations	6,369	4,193
Net cash provided (used) by operating activities – discontinued operations	205	(511)

Net cash provided by operating activities	6,574	3,682

Cash flows from investing activities:
Proceeds from disposition of property and equipment	43,695	9,217
Purchases of property, equipment and leasehold improvements	(4,334)	(23,118)
Purchases of contract and lease rights	—	(7,414)
Other investing activities	2,926	8,922

Net cash provided (used) by investing activities	42,287	(12,393)

Cash flows from financing activities:
Dividends paid	(543)	(538)
Net (repayments) borrowings under revolving credit agreement	(28,563)	7,000
Proceeds from issuance of notes payable, net of issuance costs	2,025	9,970
Principal repayments on long-term debt and capital lease obligations	(12,039)	(13,214)
Payment to minority interest partners	(2,842)	(3,080)
Proceeds from issuance of common stock and exercise of stock options	420	254

Net cash (used) provided by financing activities	(41,542)	392

Foreign currency translation	(720)	(214)

Net increase (decrease) in cash and cash equivalents	6,599	(8,533)
Cash and cash equivalents at beginning of period	31,572	33,498

Cash and cash equivalents at end of period	$38,171	$24,965

Non-cash transactions:
Unrealized gain on fair value of derivatives, net of tax	$537	$201
Cash payments for:
Interest	$4,758	$2,651
Income taxes	$1,046	$3,654

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Basis of Presentation
a.     The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2003 (included in the Company’s Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current year presentation.

b.     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included below.

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

	Three Months ended
	December 31,

	2003	2002

Net earnings, as reported	$8,395	$6,866
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(933)	(1,501)

Pro forma net earnings	$7,462	$5,365

Earnings per share:
Basic-as reported	$0.23	$0.19

Basic-pro forma	$0.21	$0.15

Diluted-as reported	$0.23	$0.19

Diluted-pro forma	$0.21	$0.15

      Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocations of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility. The Company applies a 40% tax rate to arrive at the after tax deduction.

(2) Property, Equipment and Leasehold Improvements

      Property acquisition

      On October 7, 2002, the Company purchased a parking location in Baltimore, Maryland for approximately $16 million in cash. Previously, the company had operated the location under a lease agreement.

      Lease rights

      In October 2002, the Company executed an agreement with Connex South Eastern Limited, a private rail company headquartered in the United Kingdom, to lease 82 parking facilities throughout the United Kingdom. Connex was responsible for operating certain rail lines for the Strategic Rail Authority, a United Kingdom government agency. Under the terms of the lease agreement, the Company paid an upfront payment of $6.4 million for the right to lease these facilities and agreed to invest approximately $5 million in property improvements at these locations. The $6.4 million of upfront payments and $5 million in property improvements were to be amortized over the nine-year term of the lease. Yearly base lease payments under the lease ranged from $7.1 million in year one to $7.4 million in years two through nine, which were recognized by the Company on a straight-line method during the term of the lease. Additionally, lease payments could have increased during the final six years of the lease based upon increases in the aggregate pricing charged to customers at these locations. During the third quarter of 2003, the Company was informed that Connex would be removed as the private operator by the Strategic Rail Authority. Under the lease agreement Connex was required to reimburse the Company for the unamortized upfront payments. In November 2003, the Company entered into a management agreement with the Strategic Rail Authority to operate the same 82 parking facilities covered by the Connex lease, for a five year term. In accordance with the management agreement, the Strategic Rail Authority agreed to acquire the Company’s property improvements under the former Connex agreement. In November 2004 Connex made a settlement payment to the Company for $19.2 million as a part of the conversion of the United Kingdom rail contract from a leased arrangement to a management agreement.

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

      The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both December 31, 2003 and 2002. For the three months ended December 31, 2003 and 2002, options to purchase 3,755,143 and 519,647 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.

(4) Property-Related Gains, Net

      The Company routinely disposes of or impairs owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, effective October 1, 2002. In accordance with SFAS No. 144, gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations as are gains and losses on the termination, prior to the end of the contractual term, of lease or management obligations. Impairments associated with parking facilities that meet the assets held-for-sale criteria as defined in SFAS No. 144 are also included as a component of discontinued operations. Impairment charges for property, equipment, leasehold improvements, contract and lease rights for locations that are not being discontinued are included as a component of property-related gains or losses. A summary of property-related gains and losses for the three months ended December 31, 2003 and December 31, 2002 is as follows (in thousands):

	Three months ended December 31,

	2003	2002

Net gains on partial sale of property held for use	$2,018	$222
Impairment charges for property, equipment and leasehold improvements held for use	(756)	(100)
Impairment charges for contract rights, lease rights and other intangible assets	(19)	—

Property-related gains, net	$1,243	$122

(5) Goodwill and Intangible Assets

      As of December 31, 2003, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Contract and lease rights	$145,039	$(49,895)	$95,144
Noncompete agreements	2,575	(2,360)	215

Total	$147,614	$(52,255)	$95,359

      Amortization expense related to the contract and lease rights was $2.4 million for the three months ended December 31, 2003, and $2.7 million for the three months ended December 31, 2002.

(6) Long-Term Debt

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

      The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2003 was 336 basis points. The amount outstanding under the Company’s Credit Facility was $197.4 million with a weighted average interest rate of 5.17% as of December 31, 2003. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $92.3 million at December 31, 2003, which is net of $45.6 million of stand-by letters of credit.

      The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against certain targets. The Company was in compliance with the covenants at December 31, 2003.

(7) Subordinated Convertible Debentures

      On March 18, 1998, the Company created Central Parking Finance Trust (“Trust”) which completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities (“Preferred Securities”) pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Preferred Securities represent preferred undivided beneficial interests in the assets of Central Parking Finance Trust, a statutory business trust formed under the laws of the State of Delaware. The Company owns all of the common securities of the Trust. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures (“Convertible Debentures”) of the Company due 2028. The net proceeds to the Company from the Preferred Securities private placement were $106.5 million. Each Preferred Security is entitled to receive cumulative cash distributions at an annual rate of 5.25% (or $1.312 per share) and will be convertible at the option of the holder thereof into shares of Company common stock at a conversion rate of 0.4545 shares of Company common stock for each Preferred Security (equivalent to $55.00 per share of Company common stock), subject to adjustment in certain circumstances. The Preferred Securities prohibit the payment of dividends on Central Parking common stock if the quarterly distributions on the Preferred Securities are not made for any reason. The Preferred Securities do not have a stated maturity date but are subject to mandatory redemption upon the repayment of the Convertible Debentures at their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. The Preferred Securities are owned by a few large investors.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in Variable Interest Entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied for periods ending after March 15, 2004. However, FIN 46R’s transition guidance requires the application of either FIN 46 or FIN 46R to all Special Purpose Entities (SPEs) in which the Company holds a variable interest no later than the end of the first reporting period ending after December 15, 2003.

      Under the provisions of both FIN 46 and FIN 46R, the Trust would be considered an SPE under which the Company holds a variable interest, because the Trust’s activities are generally so restricted and predetermined that the holders of the Preferred Securities lack the direct or indirect ability to make decisions about the Trust’s activities through voting rights or similar rights. During the quarter ended December 31, 2003, the Company elected to adopt the provisions of FIN 46R to account for its variable interest in the Trust.

      Since a majority of the Preferred Securities issued by the Trust are owned by a few investors, the Company is not deemed to be the primary beneficiary under FIN 46R. Additionally, the Trust’s common stock equity held by the Company would not be considered at risk and therefore, the common stock equity would not absorb any expected losses of the Trust. Accordingly, under the provisions of FIN 46R, the Company does not have a significant variable interest in the Trust. Therefore, the Company deconsolidated the Trust upon adoption of FIN 46R by removing, on the consolidated balance sheets, the amount previously recorded as Company-obligated mandatorily redeemable securities of a subsidiary trust and recorded, as a component of long-term liabilities, subordinated convertible debentures. Additionally, the amounts previously reported as dividends on Company-obligated mandatorily redeemable securities of a subsidiary trust, were renamed as interest expense-subordinated convertible debentures on the consolidated statements of income. As permitted by FIN 46R, the Company elected to restate the prior period amounts to conform to the current year presentation.

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

      At December 31, 2003, the Company’s derivative financial instruments consisted of three interest rate cap agreements with a combined notional amount of $75 million and three interest rate swaps with a combined notional amount of $100.4 million. The derivative financial instruments are reported at their fair values and are included as other assets or other liabilities, on the face of the consolidated balance sheets. The following table lists the fair value of each type of derivative financial instrument (amounts in thousands):

	December 31, 2003	September 30, 2003

Derivative instrument assets:
Interest rate caps	$—	$—
Interest rate swaps	532	—

	$532	$—

Derivative instrument liabilities:
Interest rate swaps	$—	$776

      The underlying terms of three of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of these derivative instruments are included in accumulated other comprehensive income (AOCI) on the face of the consolidated balance sheets. The Company had a $25.0 million swap that matured on October 29, 2003. This swap hedged a credit facility that was paid in full in February 2003. Under the terms of that agreement, the Company continued to pay the fixed interest through maturity. Because this swap was no longer associated with any existing debt, it was considered ineffective. Therefore any change in fair value subsequent to February 2003, has been reflected in the consolidated statements of income. The three interest rate cap agreements, which mature on March 19, 2004, also hedged the credit facility paid in full in February 2003. Because the cap agreements are no longer associated with any existing debt, they are also considered ineffective. Therefore any change in fair value subsequent to February 2003, has been reflected in the consolidated statements of income.

(9) Discontinued Operations

      The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results of disposed or held-for-sale parking facilities be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the disposal or designation of a parking facility as held-for-sale be reflected as discontinued operations. For the three months ended December 31, 2003, the Company designated as discontinued operations certain held-for-sale or disposed of 62 locations, with revenues of $0.6 million and pretax loss of $2.0 million, resulting in a loss from discontinued operations of $1.2 million, net of $1.4 million in property related losses and impairments. The facts and circumstances leading to discontinued operations classification and the expected disposals include expected property sales, condemnations, or early lease and management agreement terminations. Included in the three months ended December 31, 2003 is the year-to-date results of operations for all locations discontinued during the first quarter as well as the locations designated as held-for-sale during fiscal year 2003 but not yet sold. The Company’s prior period results were reclassified to reflect the operations of these locations discontinued in the first quarter of fiscal 2004 and for the fiscal year 2003 as discontinued operations net of related income taxes.

(10) Recently Adopted Accounting Pronouncements

      The Company adopted FIN 46 beginning July 1, 2003. Effective October 1, 2003, the Company adopted FIN 46R. Under FIN 46 and FIN 46R, the Company has 17 variable interest entities with which it holds a variable interest, but is not the primary beneficiary:

	Commencement of				Number of
Entity	Operations	Nature of Activities	% Ownership	Location	Parking Spaces

Central Parking System of Mexico, SA De CV	Aug-94	Leases and manages parking lots	50.00%	Mexico	64,062
Other investments in 16 VIEs	Oct 80-July 99	Ownership, management, and leases parking lots	3.32%-50%	Mexico and Various states	11,608

      The Company is evaluating the impact of applying FIN 46R to the existing VIE’s in which it has variable interests and has not yet completed this analysis. At this time, it is not expected that FIN 46R will have any effect on the Company’s consolidated balance sheet except for the impact to the Trust as previously discussed.

(11) Recently Issued Accounting Pronouncements

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 after May 31, 2003.

(12) Commitments and Contingencies

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

      The Company was a defendant in a lawsuit filed in July 2002 in Chancery Court in Davidson County, Tennessee, by Wardrop Parking Holdings, LLC relating to the Company’s management of McKendree Parking Center in Nashville. The suit was settled in early January.

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

(13) Comprehensive Income

      Comprehensive income for the three months ended December 31, 2003 and 2002, was as follows (in thousands):

	Three months ended
	December 31,

	2003	2002

Net earnings	$8,395	$6,866
Change in fair value of derivatives, net of tax	690	201
Foreign currency cumulative translation adjustment	(720)	(214)

Comprehensive income	$8,365	$6,853

(14) Business Segments

      The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three months ended December 31, 2003 and 2002, as well as identifiable assets for each segment as of December 31, 2003 and 2002. During fiscal year 2004, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

	Three months ended
	December 31,

	2003	2002

Revenues:(1)
Segment One	$19,674	$18,913
Segment Two	79,377	72,986
Segment Three	4,394	3,850
Segment Four	10,032	9,812
Segment Five	3,212	3,423
Segment Six	25,713	24,281
Segment Seven	17,546	19,761
Segment Eight	21,802	22,630
Other	3,157	4,125

Total revenues	$184,907	$179,781

(1)	Revenues exclude reimbursement of management contract expenses. Such amounts were $112.7 million and $102.0 million for the three months ended December 31, 2003 and 2002, respectively.

Operating earnings (loss):
Segment One	$868	$358
Segment Two	7,529	7,288
Segment Three	935	336
Segment Four	1,941	1,126
Segment Five	(103)	725
Segment Six	2,859	2,232
Segment Seven	772	1,347
Segment Eight	3,686	2,706
Other	1,269	(4,565)

Total operating earnings	$19,756	$11,553

	December 31,	September 30,

	2003	2003

Identifiable assets:
Segment One	$12,777	$16,056
Segment Two	326,806	330,420
Segment Three	13,593	12,953
Segment Four	52,118	41,664
Segment Five	3,048	3,273
Segment Six	23,623	24,471
Segment Seven	36,746	36,618
Segment Eight	34,046	37,111
Other	452,261	486,881

Total assets	$955,018	$989,447

Segment One encompasses the western region of the United States and Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses the USA Parking acquisition.

Segment Four encompasses Europe, Puerto Rico, Central and South America.

Segment Five encompasses Nashville, TN and the Lexis acquisition.

Segment Six encompasses Nebraska, Oklahoma, Missouri, and the Midwestern region of the United States. It also includes Canada, excluding Vancouver.

Segment Seven encompasses the Mid-Atlantic region of the United States to include Virginia, Washington DC and Baltimore. It also includes Pennsylvania and western New York.

Segment Eight encompasses Florida, Alabama, parts of Tennessee and the southeastern region of the United States to include the Gulf Coast region and Texas.

Other encompasses the home office, eliminations, certain owned real estate, certain partnerships and discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

      This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s annual report on Form 10-K for the year ended September 30, 2003. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “objectives,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

      The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to

-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate past and possible future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew and obtain performance and surety bonds on favorable terms;
-	successful implementation of the Company’s operating and growth strategy;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	the timing of pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including effects of weather on travel and transportation patterns;

-	the impact of litigation, including but not limited to, the securities class action lawsuits pending against the Company;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters; and

-	the loss of key employees.

Overview

      The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 39 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Columbia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of December 31, 2003, Central Parking operated 1,695 parking facilities through management contracts, leased 1,757 parking facilities, and owned 202 parking facilities, either independently or in joint ventures with third parties.

      Central Parking operates parking facilities under three general types of arrangements: management contracts, leases and fee ownership. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums, claims and other direct overhead.

      The Company believes that most commercial real estate developers and property owners view services such as parking as potential profit centers rather than cost centers. Many of these parties outsource parking operations to parking management companies in an effort to maximize profits or leverage the original rental value to a third-party lender. Parking management companies can increase profits by using managerial skills and experience, operating systems, and operating controls unique to the parking industry.

      The Company’s strategy is to increase the number of profitable parking facilities it operates by focusing its marketing efforts on adding facilities at the local level, targeting real estate managers and developers with a national presence, pursuing strategic acquisitions of other parking service operators on a selective basis, and expanding its international operations.

      The Company continues to view privatization of certain governmental operations and facilities as an opportunity for the parking industry. For example, privatization of on-street parking fee collection and enforcement in the United Kingdom has provided significant opportunities for private parking companies. In the United States, several cities have awarded on-street parking fee collection and enforcement and parking meter service contracts to for-profit parking companies such as Central Parking.

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

      This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, the following involve a higher degree of judgment and complexity:

      Impairment of Long-Lived Assets and Goodwill

      As of December 31, 2003, the Company’s long-lived assets were comprised primarily of $386.7 million of property, equipment and leasehold improvements, $95.1 million of contract rights and $15.9 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. As of December 31, 2003, the Company had $230.3 million of goodwill.

      The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $1.2 million ($0.8 million in continuing operations and $0.4 million in discontinued operations) in property related losses during the three months ended December 31, 2003 as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

      Contract and Lease Rights

      As of December 31, 2003, the Company had $95.1 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

      Allowance for Doubtful Accounts

      As of December 31, 2003, the Company had $50 million of gross trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $4.0 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

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

      Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The Company has not entered into any financial instruments within the scope of SFAS No. 150 after May 31, 2003.

Results of Operations

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

      Parking revenues in the first quarter of fiscal year 2004 increased to $151.8 million from $149.4 million in the first quarter of fiscal year 2003, an increase of $2.4 million, or 1.6%. $3.6 million of the increase resulted from a 2.9% increase in same-store revenues. This was offset by a decrease of $1.2 million due to locations closed. Same-store revenues were particularly strong in the New York market as the same-store percentage increased 7.1% over last year’s first quarter.

      Management contract revenues for the first quarter of fiscal 2004 increased to $33.1 million from $30.4 million in the first quarter of fiscal year 2003, an improvement of $2.6 million or 8.7%. The increase was geographically spread throughout the Company.

      Cost of parking in the first quarter of 2004 increased to $133.2 million from $133.0 million in the first quarter of 2003, an increase of $0.2 million or 0.2%. During the first quarter of fiscal 2004, the Company had a $1.8 million decline in rent expense due to fewer operating locations and renegotiated lease agreements and a $2.1 million decrease in payroll due in large part to reduced overtime. Offsetting these expense reductions was an increase of $1.0 million in property taxes primarily in New York city and an increase in equipment expense of $0.6 million due to increases in parking lift capacity. Other items offsetting the expense reductions in cost of parking were higher insurance costs and start up costs related to new business brought on since last year. Rent expense as a percentage of parking revenues decreased to 39.0% during the quarter ended December 31, 2003, from 41.7% in the quarter ended December 31, 2002. Payroll and benefit expenses were 18.0% of parking revenues during the first quarter of fiscal 2004 as compared to 19.8% in the comparable prior year period. Cost of parking as a percentage of parking revenues decreased to 87.7% in the first quarter of fiscal 2004 from 89.0% in the first quarter of fiscal 2003.

      Cost of management contracts in the first quarter of fiscal 2004 decreased to $14.4 million from $14.6 million in the comparable period in 2003, a decrease of $0.2 million or 1.4%. The decrease was primarily caused by a decrease of $0.6 million in bad debt expense partially offset by an increase of $0.2 million in liability insurance expense and an increase of $0.2 million in equipment lease expense. Cost of management contracts as a percentage of management contract revenue decreased to 43.5% for the first fiscal quarter of 2004 from 48.0% for the same period in 2003.

      General and administrative expenses decreased to $18.8 million for the first quarter of fiscal 2004 from $20.7 million in the first quarter of fiscal 2003, a decrease of $1.9 million or 9.2%. This decrease is due to a decrease in legal and professional expenses of $0.5 million and a decrease of $0.6 million in payroll. Miscellaneous other expenses of $0.8 million comprise the remainder of the decrease for the first quarter of fiscal 2004. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 10.2% for the first quarter of fiscal 2004 compared to 11.5% for the first quarter of fiscal 2003. Much of the decline in year-over-year general and administrative expenses is due to cost-cutting measures implemented in the latter half of 2003. Improvements were targeted in the areas of payroll and professional services.

      Net property-related gains for the three months ended December 31, 2003 was $1.2 million. The $1.2 million gain was comprised of a gain on sale of property of $2.0 million partially offset by $0.8 million of impairments of contract rights, leasehold improvements and deferred expenses related to locations which management plans to continue to operate. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related losses for the three months ended December 31, 2002, were comprised primarily of the impairment of contract rights and leasehold improvements related to one location in New York City due to additional contractually obligated capital improvements and changes in traffic flow patterns resulting in a reduction of revenues at that site.

      The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be reflected as discontinued operations. For the three months ended December 31, 2003, the Company either disposed of or designated as held-for-sale or disposal 62 locations, resulting in a loss from discontinued operations of $1.2 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of these locations discontinued in the first quarter of fiscal 2004 and for the fiscal year 2003 as discontinued operations net of related income taxes.

      Interest expense and interest on subordinated convertible debentures increased to $5.3 million for the first quarter of fiscal 2004 from $4.0 million in the first quarter of fiscal 2003, an increase of $1.3 million or 32.5%. The increase was attributed to an increase in interest rates on the Company’s Credit Facility ($0.8 million) due to the refinance in February 2003, an increase in letter of credit costs ($0.3 million), and an increase in other costs ($0.2 million).

      The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $346.4 million during the quarter ended December 31, 2003, at a weighted average interest rate of 5.5% compared to a weighted average balance outstanding of $354.8 million at a weighted average rate of 4.1% during the quarter ended December 31, 2002. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.

      The Company recorded an income tax expense on earnings from continuing operations of $5.6 million for the first quarter of fiscal 2004 as compared to income tax expense of $3.0 million in the first quarter of fiscal 2003, a change of $2.6 million. The effective tax rate on earnings from continuing operations before income taxes for the first quarter of fiscal 2004 was 36.8% compared to 36.4% for the first quarter of fiscal 2003. The change in the effective tax rate is due to the change in relationship of the amount of certain permanent items to the pretax income in 2003.

Liquidity and Capital Resources

      Operating activities for the three months ended December 31, 2003 provided net cash of $6.6 million, compared to $3.7 million of cash provided by operating activities for the three months ended December 31, 2002. Net earnings from continuing operations of $9.6 million, depreciation and amortization of $8.8 million, deferred income taxes of $1.0 million, and property related gains of $1.2 million, offset by net increases in operating assets and net decreases in operating liabilities totaling $11.8 million and $0.2 million in discontinued operations, account for the majority of the cash provided by operating activities during the first three months of fiscal 2004.

      Investing activities for the three months ended December 31, 2003 provided net cash of $42.3 million, compared to $12.4 million of net cash used in investing activities for the same period in the prior year. Purchases of property, equipment and leasehold improvements of $4.3 million offset by proceeds from disposition of property and equipment of $43.7 million and other investing activities of $2.9 million, accounted for the majority of the cash provided by investing activities in the first three months of fiscal 2004. The $43.7 million of proceeds from disposition consists primarily of $24.5 million received from the sale of three properties and $19.2 million received from Connex as part of the conversion of the United Kingdom rail contract from a leased arrangement to a management agreement. The proceeds received from Connex represent reimbursement of up-front monies, capital expenditures, value-added taxes and other accrued liabilities. Purchases of property, equipment, and leasehold improvements of $23.1 million and contract rights and lease rights of $7.4 million, offset by proceeds of $9.2 million from the disposition of property and equipment, and other investing activities of $8.9 million accounted for the majority of cash used by investing activities during the first three months of fiscal 2003.

      Financing activities for the three months ended December 31, 2003 used net cash of $41.5 million, compared to $0.4 million provided in the same period in the prior year. Principal repayments on revolving credit of $28.6 million, principal repayments on notes payable and capital lease obligations of $12.0 million, and payment to minority interest partners of $2.8 million offset by proceeds from issuance of notes payable of $2.0 million comprised a majority of the cash used by financing activities for the three months ended December 31, 2003. Principal repayments on long-term debt of $13.2 million and payment to minority interest partners of $3.1 million, offset by net borrowings under the revolving credit agreement of $7.0 million and proceeds from issuance of notes payable of $10.0 million, comprised a majority of the cash provided by financing activities during the three months ended December 31, 2002.

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

      The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2003 was 336 basis points. The amount outstanding under the Company’s Credit Facility was $197.4 million with a weighted average interest rate of 5.17% as of December 31, 2003. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $92.3 million at December 31, 2003, which is net of $45.6 million of stand-by letters of credit.

      The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. The Company was in compliance with the covenants at December 31, 2003.

      If Central Parking identifies investment opportunities requiring cash in excess of Central Parking’s cash flows and the Credit Facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness.

      Future Cash Commitments

      The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2004 to be approximately $17 to $20 million, of which the Company has spent $4.3 million during the first three months of fiscal 2004

      The following tables summarize the Company’s total contracted obligations and commercial commitments as of December 31, 2003 (amounts in thousands)

	Payments due by period
		Less than	1-2	3-4	After 5
	Total	1 Year	Years	Years	Years

Long-term debt and capital lease obligations	$232,007	$3,215	$10,402	$72,123	$146,267
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	1,372,463	169,767	366,189	245,478	591,029

Total contractual cash obligations	$1,682,555	$172,982	$376,591	$317,601	$815,381

		Amount of commitment expiration per period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years

Unused lines of credit	$77,863	$—	$—	$77,863	$—
Stand-by letters of credit	14,389	—	—	14,389	—
Guarantees	1,000	—	1,000	—	—
Other commercial commitments	2,640	2,640	—	—	—

Total commercial commitments	$95,892	$2,640	$1,000	$92,252	$—

      Other commercial commitments include guaranteed minimum payments to minority partners of certain partnerships.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      Interest Rates

      The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of December 31, 2003, the Company had $197.4 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 336 basis points. Of this amount, $167.0 million of the Credit Facility is payable in quarterly installments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010 and $30.4 million in revolving credit loans are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.

      The Company is required under the Credit Facility to enter into and maintain interest rate protection agreements designed to limit the Company’s exposure to increases in interest rates. On May 30, 2003, the Company entered into two interest rate swap transactions for a total of $87.5 million. Both transactions swapped the Company’s floating LIBOR interest rates for fixed interest rate of 2.45% until June 30, 2007. Both of these derivative instruments have terms consistent with the terms of the Credit Facility and qualify as cash flow hedges.

      The weighted average interest rate on the Company’s Credit Facility at December 31, 2003 was 5.17%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $2.0 million based on the Company’s outstanding Credit Facility balance of $197.4 million at December 31, 2003.

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

      Market Risk

      At December 31, 2003, the Company’s three interest rate cap agreements with a combined notional amount of $75 million are being accounted for as speculative derivative financial instruments with changes in fair values being reflected as a component of other income (expense). Subsequent changes in the fair value of the speculative derivative financial instruments will continue to impact the Company’s financial statements for the duration of the agreements. The interest rate cap agreements terminate March 19, 2004.

      Foreign Currency Risk

      The Company’s exposure to foreign exchange risk is minimal. As of December 31, 2003, the Company has approximately GBP 2.4 million (USD $4.3 million) of cash and cash equivalents denominated in British pounds, EUR 2.9 million (USD $3.7 million) denominated in euros, CAD 1.4 million (USD $1.1 million) denominated in Canadian dollars, and USD $1.0 million denominated in various other foreign currencies. The Company also has EUR 1.0 million (USD $1.1 million) of notes payable denominated in euros at December 31, 2003. These notes bear interest at a floating rate of 5.15% as of December 31, 2003, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of December 31, 2003, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information required to be included in the Company’s periodic reports and that such information is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, except for the process of identifying and recording trade accounts payable. With respect to this issue, the Company has established a process to capture and record vendor invoices on a more timely basis and to estimate the liabilities for vendor invoices not yet received. The Company believes that procedures performed by the

Company subsequent to quarter-end provide us with an adequate basis to conclude the accuracy of this account.

(b)	Changes in internal control over financial reporting: There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

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

      The Company was a defendant in a lawsuit filed in July 2002 in Chancery Court in Davidson County, Tennessee, by Wardrop Parking Holdings, LLC relating to the Company’s management of McKendree Parking Center in Nashville. The suit was settled in early January.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001).

4.3	Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4	Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5	Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6	Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

31.1	Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(a)

31.2	Certification of Mark Shapiro pursuant to Rule 13a-14(a)

32.1	Certification of Monroe J. Carell, Jr. pursuant to Section 1350

32.2	Certification of Mark Shapiro pursuant to Section 1350

(b) Reports on Form 8-K

      On November 5, 2003 the Company filed a current report on Form 8-K announcing its operating results for the fourth quarter and the year ended September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION

Date: February 17, 2004	By:	/s/ MONROE J. CARELL, JR. Monroe J. Carell, Jr. Chairman and Chief Executive Officer

CENTRAL PARKING CORPORATION

Date: February 17, 2004	By:	/s/ MARK SHAPIRO Mark Shapiro Senior Vice President and Chief Financial Officer