Form 10-Q
period 2004-03-31
CENTRAL PARKING CORP
filed 2004-05-14
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 10, 2004
Common Stock, $0.01 par value	36,397,359

INDEX

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

Amounts in thousands, except share data

	March 31,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$34,807	$31,572
Management accounts receivable, net of allowance for doubtful accounts of $3,291 and $3,720 at March 31, 2004 and September 30, 2003, respectively	35,261	34,174
Accounts receivable - other	7,041	15,440
Current portion of notes receivable (including amounts due from related parties of $2,297 at March 31, 2004 and $3,370 at September 30, 2003)	5,532	8,220
Prepaid expenses	16,311	11,424
Assets held for sale	37,533	39,417
Refundable income taxes	3,826	5,483

Total current assets	140,311	145,730
Notes receivable, less current portion	40,529	40,879
Property, equipment, and leasehold improvements, net	373,069	414,265
Contracts and lease rights, net	92,996	102,315
Goodwill, net	230,312	230,312
Investment in and advances to partnerships and joint ventures	10,518	13,649
Other assets	45,420	42,297

Total assets	$933,155	$989,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$15,503	$3,623
Trade accounts payable	73,486	80,128
Accrued expenses	44,761	43,661
Management accounts payable	23,144	22,392

Total current liabilities	156,894	149,804
Long-term debt and capital lease obligations, less current portion	193,200	266,961
Subordinated convertible debentures	78,085	78,085
Deferred rent	26,033	27,569
Deferred income taxes	3,733	3,010
Other liabilities	16,459	16,303

Total liabilities	474,404	541,732
Minority interest	29,646	31,189
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,390,909 and 36,170,274 shares issued and outstanding at March 31, 2004 and September 30, 2003, respectively	364	362
Additional paid-in capital	248,515	246,559
Accumulated other comprehensive (loss) income, net	(140)	78
Retained earnings	181,071	170,232
Other	(705)	(705)

Total shareholders’ equity	429,105	416,526

Total liabilities and shareholders’ equity	$933,155	$989,447

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

Amounts in thousands, except per share data

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenues:
Parking	$146,054	$145,001	$297,608	$294,065
Management contracts	30,941	29,275	63,903	59,570

	176,995	174,276	361,511	353,635
Reimbursement of management contract expenses	113,835	102,722	226,559	204,703

Total revenues	290,830	276,998	588,070	558,338

Costs and expenses:
Cost of parking	134,205	139,380	267,171	272,106
Cost of management contracts	14,594	17,486	28,968	32,096
General and administrative	18,290	20,835	37,131	41,586

	167,089	177,701	333,270	345,788
Reimbursed management contract expenses	113,835	102,722	226,559	204,703

Total costs and expenses	280,924	280,423	559,829	550,491
Property-related gains (losses), net	3,294	(3,300)	4,536	(3,179)

Operating earnings (loss)	13,200	(6,725)	32,777	4,668
Other income (expenses):
Interest income	1,178	1,151	2,425	2,350
Interest expense	(4,071)	(5,594)	(8,341)	(8,548)
Interest expense – subordinated debentures	(1,045)	(1,045)	(2,089)	(2,089)
Gain on sale of non-operating assets	—	3,241	—	3,241
Equity in partnership and joint venture (losses) earnings	(2,535)	878	(1,988)	1,546

Earnings (loss) from continuing operations before minority interest and income taxes	6,727	(8,094)	22,784	1,168
Minority interest, net of tax	(644)	(1,075)	(1,657)	(2,360)

Earnings (loss) from continuing operations before income taxes	6,083	(9,169)	21,127	(1,192)
Income tax (expense) benefit	(2,601)	2,256	(8,206)	(643)

Earnings (loss) from continuing operations	3,482	(6,913)	12,921	(1,835)

Discontinued operations, net of tax	53	(2,237)	(992)	(449)

Net earnings (loss)	$3,535	$(9,150)	$11,929	$(2,284)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.10	$(0.19)	$0.36	$(0.05)
Discontinued operations, net of tax	0.00	(0.06)	(0.03)	(0.01)

Net earnings (loss)	$0.10	$(0.25)	$0.33	$(0.06)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.10	$(0.19)	$0.36	(0.05)
Discontinued operations, net of tax	0.00	(0.06)	(0.03)	(0.01)

Net earnings (loss)	$0.10	$(0.25)	$0.33	$(0.06)

Weighted average shares used for basic per share data	36,238	35,980	36,198	35,974
Effect of dilutive common stock options	285	—	166	—

Weighted average shares used for dilutive per share data	36,523	35,980	36,364	35,974

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Amounts in thousands

	Six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$11,929	$(2,284)
Loss from discontinued operations	992	449

Earnings (loss) from continuing operations	12,921	(1,835)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	16,604	17,139
Equity in partnership and joint venture losses (earnings)	1,974	(1,261)
Distributions from partnerships and joint ventures	943	591
Gain on sale of non-operating assets	—	(3,241)
Property-related (gains) losses, net	(4,536)	3,179
Loss on derivatives related to refinancing	—	918
Decrease in fair value of derivatives	—	12
Deferred income tax expense (benefit)	701	(3,968)
Minority interest, net of tax	1,657	2,360
Changes in operating assets and liabilities:
Management accounts receivable	(1,087)	801
Accounts receivable – other	8,399	4,373
Prepaid expenses	(4,887)	(2,857)
Other assets	(5,592)	(1,237)
Trade accounts payable, accrued expenses and other liabilities	(9,392)	4,436
Management accounts payable	752	3,175
Deferred rent	(1,536)	(771)
Refundable income taxes	1,657	—
Income taxes payable	—	(8,698)

Net cash provided by operating activities – continuing operations	18,578	13,116
Net cash provided (used) by operating activities – discontinued operations	526	(2,600)

Net cash provided by operating activities	19,104	10,516

Cash flows from investing activities:
Proceeds from disposition of property and equipment	50,916	17,200
Purchases of property, equipment and leasehold improvements	(5,591)	(34,573)
Purchases of contract and lease rights	—	(7,857)
Other investing activities	3,139	8,452

Net cash provided (used) by investing activities	48,464	(16,778)

Cash flows from financing activities:
Dividends paid	(1,090)	(1,081)
Net repayments under revolving credit agreement	(49,000)	(83,000)
Proceeds from issuance of notes payable, net of issuance costs	1,851	175,000
Principal repayments on long-term debt and capital lease obligations	(14,732)	(76,761)
Payment to minority interest partners	(2,845)	(3,597)
Proceeds from issuance of common stock and exercise of stock options	1,606	528

Net cash (used) provided by financing activities	(64,210)	11,089
Foreign currency translation	(123)	1

Net increase in cash and cash equivalents	3,235	4,828
Cash and cash equivalents at beginning of period	31,572	33,498

Cash and cash equivalents at end of period	$34,807	$38,326

Non-cash transactions:
Unrealized gain on fair value of derivatives, net of tax	$95	$994
Issuance of shares related to the deferred stock unit plan	$352	$—
Cash payments for:
Interest	$8,377	$7,364
Income taxes	$5,034	$13,008

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Basis of Presentation

A.     The accompanying unaudited consolidated financial statements of Central Parking Corporation and subsidiaries (“Central Parking” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2003 (included in the Company’s Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current year presentation.

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

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data).

	Three Months ended March 31,		Six Months ended March 31,
	2004	2003	2004	2003
Net earnings (loss), as reported	$3,535	$(9,150)	$11,929	$(2,284)
Add stock-based employee compensation expense included in reported net earnings (loss), net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(679)	(1,363)	(1,416)	(2,864)

Pro forma net earnings (loss)	$2,856	$(10,513)	$10,513	$(5,148)

Earnings (loss) per share:
Basic-as reported	$0.10	$(0.25)	$0.33	$(0.06)

Basic-pro forma	$0.08	$(0.29)	$0.29	$(0.14)

Diluted-as reported	$0.10	$(0.25)	$0.33	$(0.06)

Diluted-pro forma	$0.08	$(0.29)	$0.29	$(0.14)

     Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocations of compensation expense were made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility. The Company applies a 40% tax rate to arrive at the after tax deduction.

     The estimated weighted average fair value of the options granted was $6.60 for 2003 option grants and $11.35 for 2002 option grants, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of grant, weighted average volatility of 50% for fiscal year 2003, and 41% for fiscal year 2002, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 4.9 years for 2003 and 6.2 years for 2002. There have been no options granted during 2004.

(2) Acquisitions

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

          The tangible assets primarily consisted of accounts receivable, equipment and leasehold improvements, and prepaid lease payments. The purchase price was paid in cash at closing of which $319,030 went directly to the seller. The remainder of the purchase price is being held in escrow with the closing attorney pending the disposition of a business tax proceeding in Calgary as well as an estoppel holdback.

          Lease rights

          In January 2002, the Company purchased the lease rights for three locations in New York City for $16.4 million in cash. The lease rights are being amortized over the remaining terms of the individual lease agreements, which range from 10 to 30 years. Previously, the Company had operated each of these locations under an agreement entered into in September 1992. The 1992 agreement, which terminates in August 2004, initially covered approximately 80 locations; however, all but seven of these locations had been renegotiated with extended terms or terminated as of September 30, 2002. The Company has reached tentative agreement to continue to operate six of the seven facilities when the existing agreement expires at the end of August 2004. These locations will be converted from leased to managed. The seventh location has been sold and the Company is operating the location for the new owner under a lease.

          The Company is entitled to receive a termination fee, as defined in the agreement, as the third party disposes of certain properties or renegotiates the lease agreements. The termination fee is based on the earnings of the location and the remaining duration of the agreement. During the year ended September 30, 2002, the Company received $8.4 million in termination fees related to the three locations described above and two additional locations which were disposed of during the period. These amounts have been recorded as deferred rent and will be amortized through August 2004 to offset the guaranteed rent payments due under the original agreement. Amortization for the quarter ended March 31, 2004, was $0.9 million

          In October 2002, the Company executed an agreement with Connex South Eastern Limited, a private rail company headquartered in the United Kingdom, to lease 82 parking facilities throughout the United Kingdom. Connex was responsible for operating certain rail lines for the Strategic Rail Authority, a United Kingdom government agency. Under the terms of the lease agreement, the Company paid an upfront payment of $6.4 million for the right to lease these facilities and agreed to invest approximately $5 million in property improvements at these locations. The $6.4 million of upfront payments and $5 million in property improvements were to be amortized over the nine-year term of the lease. During the third quarter of 2003, the Company was informed that Connex would be removed as the private operator by the Strategic Rail Authority. Under the lease agreement Connex was required to reimburse the Company for the unamortized upfront payments. In November 2003, the Company entered into a management agreement with the Strategic Rail Authority to operate the same 82 parking facilities covered by the

Connex lease, for a five year term. In accordance with the management agreement, the Strategic Rail Authority agreed to acquire the Company’s property improvements under the former Connex agreement. In November 2003, Connex made a settlement payment to the Company to reimburse the Company for the upfront payments of $11.4 million and other capital expenditures for $19.2 million as reimbursement for the payments made by the Company in 2002. The Company realized again of $0.4 million related to the settlement of the agreement.

(3) Earnings (Loss) Per Share

     Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or if restricted shares of common stock were to become fully vested.

     For the three and six months ended March 31, 2003, the reported net loss resulted in all options to purchase common shares being excluded from the calculation of diluted common shares. For the three months ended March 31, 2004, options to purchase 3,066,213 shares are excluded from the diluted common shares since they are anti-dilutive. For the six months ended March 31, 2004, options to purchase 3,148,934 shares are excluded from the calculation of diluted common shares since they are anti-dilutive. The subordinated convertible debentures have not been included in the diluted earnings (loss) per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both March 31, 2004 and 2003.

(4) Property-Related Gains (Losses), Net

     The Company routinely disposes of or impairs owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. Gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations as are gains and losses on the termination, prior to the end of the contractual term, of lease or management obligations. Impairments associated with parking facilities that are classified as assets held-for-sale are also included as a component of discontinued operations. Impairment charges for property, equipment, leasehold improvements, and contract and lease rights for locations that are not being discontinued are included as a component of property-related gains or losses. Gains or losses on the sale of properties that the Company has continuing involvement are included as a component of property related gains or losses. A summary of property-related gains and losses for the three and six months ended March 31, 2004 and March 31, 2003 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net gains on sales of property	$4,243	$2,122	$6,260	$2,243
Impairment charges for property, equipment and leasehold improvements held for use	(609)	(427)	(1,365)	(427)
Impairment charges for contract rights, lease rights and other intangible assets	(340)	(4,995)	(359)	(4,995)

Total property-related gains (losses), net	$3,294	$(3,300)	$4,536	$(3,179)

(5) Amortizable Intangible Assets

     As of March 31, 2004, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$144,883	$(51,887)	$92,996
Noncompete agreements	2,575	(2,371)	204

Total	$147,458	$(54,258)	$93,200

     Amortization expense related to the contract and lease rights was $2.4 and $2.5 million respectively, for the three months ended March 31, 2004 and 2003 and $4.8 million and $4.9 million, respectively, for the six months ended March 31, 2004 and 2003.

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

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2004 was 347 basis points. The amount outstanding under the Company’s Credit Facility was $174.6 million with a weighted average interest rate of 5.23% as of March 31, 2004. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $103.8 million at March 31, 2004, which is net of $52.5 million of stand-by letters of credit.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against certain targets. The Company was in compliance with the covenants at March 31, 2004.

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

     The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

     At March 31, 2004, the Company’s derivative financial instruments consisted of three interest rate swaps with a combined notional amount of $100.4 million. The derivative financial instruments are reported at their fair values and are included as other assets or other liabilities, on the face of the consolidated balance sheets. The following table lists the fair value of these derivative financial instruments (amounts in thousands):

	March 31,	September 30,
	2004	2003
Derivative instrument liabilities:
Interest rate swaps	$790	$776

     The underlying terms of these interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of these derivative instruments are included in accumulated other comprehensive income (AOCI) on the face of the consolidated balance sheets.

     The Company had a $25.0 million swap that matured on October 29, 2003. This swap hedged a credit facility that was paid in full in February 2003. Under the terms of that agreement, the Company continued to pay the fixed interest through maturity. Because this swap was no longer associated with any existing debt, it was considered ineffective. Therefore any change in fair value subsequent to February 2003, was reflected in the consolidated statements of operations. Additionally the Company had three interest rate cap agreements, which matured on March 19, 2004, and previously hedged the credit facility paid in full in February 2003. Because the cap agreements were no longer associated with any existing debt, they were also considered ineffective. Therefore any change in fair value subsequent to February 2003, was reflected in the consolidated statements of operations.

(9) Discontinued Operations

     As of March 31, 2004, the Company had 63 locations designated as discontinued operations which are either held-for-sale or already disposed, with revenues of $1.4 million, pretax loss of $1.7 million and $0.7 million of income tax benefit, resulting in a loss from discontinued operations of $1.0 million, net of $1.5 million in property related gains. The facts and circumstances leading to discontinued operations classification and the expected disposals include expected property sales, condemnations, or early lease and management agreement terminations. Included in the three and six months ended March 31, 2004 is the year-to-date results of operations for all locations discontinued during the first quarter and second quarter of 2004 as well as the locations designated as held-for-sale during fiscal year 2003 but not yet sold. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first and second quarter of fiscal 2004 as discontinued operations net of related income taxes.

(10) Recently Adopted Accounting Pronouncements

     Effective January 1, 2004, the Company adopted FIN 46R for all VIE’s except for the Company’s Trust for which the Company adopted FIN 46R on October 1, 2003. The adoption of FIN 46R resulted in a deconsolidation of the Company’s Trust which is now classified as subordinated debentures on the Balance Sheets (see Note 7). Under FIN 46R, the Company holds a variable interest in 17 variable interest entities, for which it is not the primary beneficiary of any of the variable interest entities as follows:

					Number of
	Commencement	Nature of	%		Parking
Entity	of Operations	Activities	Ownership	Location	Spaces
Central Parking System of Mexico, SA De CV	Aug-94	Leases and manages parking lots	50.00%	Mexico	64,062

Other investments in 16 VIEs	Oct 80-July 99	Ownership, management, and leases of parking lots	3.32%-50%	Mexico and Various states	11,608

     Except for the deconsolidation of the Company’s Trust, the adoption of FIN 46R had no impact on the Company’s consolidated financial statements.

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

(12) Commitments and Contingencies

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and the fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004 in which plaintiffs added the Company’s independent auditor as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the Company filed motions to dismiss the lawsuit. The plaintiffs have until June 11, 2004, to file a response to the motions to dismiss. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

     The Company was a defendant in a lawsuit filed in July 2002 in Chancery Court in Davidson County, Tennessee, by Wardrop Parking Holdings, LLC relating to the Company’s management of McKendree Parking Center in Nashville. The suit was settled in early January 2004.

     The Company, Pepsi Cola Company and several related Pepsi companies and individuals are co-defendants in a lawsuit filed in the 270th Judicial District Court in Harris County, Texas, by an individual, David Loftus, and three companies affiliated with Mr. Loftus known as PepsiPark USA, Inc. The plaintiffs in the suit allege, among other things, that the Company and Pepsi conspired to misappropriate a concept developed by the plaintiffs for selling Pepsi products and other vending machine products to parking customers. Plaintiffs allege substantial damages relating to the concept based on several causes of action, including breach of contract, misrepresentation, breach of fiduciary duties, fraud, conversion and unfair competition. The suit, which was initially filed on June 24, 2002, was amended on April 24, 2003, to add allegations against the Company for underpayment of percentage rent with respect to three parking lots leased to the Company by Mr. Loftus and related companies. The plaintiffs allege, among other things, breach of contract and fraud with respect to these parking lots, and are currently seeking damages for allegedly unpaid percentage rent of $1.3 million plus interest and attorney’s fees and expenses, which is in addition to the damages being sought in connection with the alleged misappropriation of plaintiff’s concept. The plaintiffs also are seeking unspecified exemplary damages. On May 9, 2003, the suit was again amended to add an allegation that the Company refused to implement the plaintiffs’ concept for selling vending machine products to parking lot customers to avoid liability for past underreporting of revenues. Trial in the case is scheduled for June 2004. The Company is vigorously defending the case and believes it is more likely than not that it will prevail.

     In addition to the matters described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company. The Company maintains property casualty insurance coverage for individual claims in excess of various dollar amounts, subject to annual aggregate limits. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various property casualty insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. As a result, the Company is, in effect, self-insured for all of these types of claims up to the deductible levels.

(13) Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and six months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Net earnings (loss)	$3,535	$(9,150)	$11,929	$(2,284)
Change in fair value of derivatives, net of tax	(771)	793	(153)	994
Change in fair value of investment securities, net of tax	(14)	—	58	—
Foreign currency cumulative translation adjustment	597	207	(123)	1

Comprehensive income (loss)	$3,347	$(8,150)	$11,711	$(1,289)

(14) Business Segments

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three and six months ended March 31, 2004 and 2003, as well as identifiable assets for each segment as of March 31, 2004 and September 30, 2003. During fiscal year 2004, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:(1)
Segment One	$19,322	$18,293	$39,598	$38,047
Segment Two	75,286	71,834	154,572	146,963
Segment Three	5,048	4,064	9,443	7,914
Segment Four	8,812	9,536	18,884	19,348
Segment Five	2,769	2,624	5,427	5,205
Segment Six	25,188	24,852	50,900	49,134
Segment Seven	15,043	19,489	32,467	39,052
Segment Eight	21,489	22,337	43,233	44,957
Other	4,038	1,247	6,987	3,015

Total revenues	$176,995	$174,276	$361,511	$353,635

(1)	Revenues exclude reimbursement of management contract expenses. Such amounts were $113.8 million and $102.7 million for the three months ended March 31, 2004 and 2003, respectively, and $226.6 million and $204.7 million for the six months ended March 31, 2004 and 2003, respectively.

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Operating earnings (loss):
Segment One	$22	$(2,004)	$430	$(1,450)
Segment Two	1,416	(1,977)	8,932	5,355
Segment Three	937	59	1,872	395
Segment Four	2,223	502	4,018	1,628
Segment Five	557	361	963	889
Segment Six	1,728	1,400	4,587	3,632
Segment Seven	(1,983)	(1,136)	(1,306)	69
Segment Eight	2,818	1,551	6,524	4,323
Other	5,482	(5,481)	6,757	(10,173)

Total operating earnings (loss)	$13,200	$(6,725)	$32,777	$4,668

	March 31,	September 30,
	2004	2003
Identifiable assets:
Segment One	$13,415	$18,248
Segment Two	320,411	330,420
Segment Three	13,400	12,953
Segment Four	43,006	41,664
Segment Five	1,427	1,082
Segment Six	22,366	24,471
Segment Seven	35,350	36,618
Segment Eight	32,762	37,111
Other	451,018	486,880

Total assets	$933,155	$989,447

Segment One encompasses the western region of the United States and Vancouver, BC.

Segment Two encompasses the northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses USA Parking.

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

          The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to

-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate possible future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew and obtain performance and surety bonds on favorable terms;

-	successful implementation of the Company’s operating and growth strategy;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	the timing of pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including effects of weather on travel and transportation patterns;

-	the impact of litigation, including but not limited to, the securities class action lawsuits and other lawsuits pending against the Company;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company operates, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters; and

-	the loss of key employees.

Overview

     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 39 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of March 31, 2004, Central Parking operated 1,707 parking facilities through management contracts, leased 1,742 parking facilities, and owned 198 parking facilities, either independently or in joint ventures with third parties.

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

Critical Accounting Policies

          Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company’s current judgments and estimates.

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

          Impairment of Long-Lived Assets and Goodwill

          As of March 31, 2004, the Company’s long-lived assets were comprised primarily of $373.1 million of property, equipment and leasehold improvements, $230.3 million of goodwill, $93.0 million of contracts and lease rights and $14.7 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other non-amortizing intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

          The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $1.3 million ($0.9 million in continuing operations and $0.4 million in discontinued operations) during the three months ended March 31, 2004 and approximately $2.5 million ($1.7 million in continuing operations and $0.08 million in discontinued operations) during the six months ended March 31, 2004, respectively as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

          Contract and Lease Rights

          As of March 31, 2004, the Company had $93.0 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

          Allowance for Doubtful Accounts

          As of March 31, 2004, the Company had $45.6 million of gross trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $3.3 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

          Insurance

          The Company purchases comprehensive property casualty insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various property casualty insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. Management utilizes historical experience with similar claims and actuaries, to estimate the amount of claims to accrue. The Company seeks input from legal counsel in determining the likelihood and amount of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.

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

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     Parking revenues in the second quarter of fiscal year 2004 increased to $146.1 million from $145.0 million in the second quarter of fiscal year 2003, an increase of $1.1 million, or 0.8%. The increase was comprised of $5.3 million resulting from a 2.7% increase in same-store revenues, offset by a decrease of $1.9 million due to closed locations and a decrease of $2.3 million for locations converted from lease arrangements to management agreements. Same-store revenues were particularly strong in the New York market as the same-store percentage increased 7.6% over last year’s first quarter compared with an increase of 0.3% in same-store sales outside of New York.

     Management contract revenues for the second quarter of fiscal 2004 increased to $30.9 million from $29.3 million in the second quarter of fiscal year 2003, an improvement of $1.6 million or 5.5%. The increase resulted primarily from $0.7 million due to new locations and partnerships and $0.8 million due to improved insurance program revenue.

     Cost of parking in the second quarter of 2004 decreased to $134.2 million from $139.4 million in the second quarter of 2003, a decrease of $5.2 million or 3.7%. During the second quarter of fiscal 2004, the Company had a $1.7 million decline in payroll due in large part to reduced overtime, a $1.2 million decrease in rent expense due to fewer operating locations and renegotiated lease agreements, a $0.4 million decrease in professional services due to a reduction in consulting services, and a $1.9 million decrease in other expenses. Rent expense as a percentage of parking revenues decreased to 51.8% during the quarter ended March 31, 2004, from 52.9% in the quarter ended March 31, 2003. Payroll and benefit expenses were 18.6% of parking revenues during the second quarter of fiscal 2004 as compared to 19.8% in the comparable prior year period. Cost of parking as a percentage of parking revenues decreased to 91.9% in the second quarter of fiscal 2004 from 96.1% in the second quarter of fiscal 2003.

     Cost of management contracts in the second quarter of fiscal 2004 decreased to $14.6 million from $17.5 million in the comparable period in 2003, a decrease of $2.9 million or 16.6%. The decrease was primarily due to a decrease of $1.8 million in bad debt expense, a decrease of $0.5 million in insurance claims expense and a decrease in equipment lease expense of $0.4 million. Cost of management contracts as a percentage of management contract revenue decreased to 47.2% for the second quarter of 2004 from 59.7% for the same period in 2003.

     General and administrative expenses decreased to $18.3 million for the second quarter of fiscal 2004 from $20.8 million in the second quarter of fiscal 2003. This decrease is due to reduced payroll of $1.4 million and reduced legal and professional expenses of $0.5 million. Miscellaneous other expenses of $0.6 million comprise the remainder of the quarterly decrease. Much of the decline in year-over-year general and administrative expenses is due to cost-cutting measures implemented in the latter half of 2003. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 10.3% for the second quarter of fiscal 2004 compared to 11.9% for the second quarter of fiscal 2003.

     Net property-related gains for the three months ended March 31, 2004 was $3.3 million. The $3.3 million gain was comprised of a gain on sale of property of $4.2 million partially offset by $0.9 million of impairments of contract rights, leasehold improvements and deferred expenses primarily related to one location in New York and one location in Atlanta, which management plans to continue to operate. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets.

     Operating results from certain disposals of parking facilities are reflected as discontinued operations. Gains, losses and impairments resulting from the designation of a parking facility as held-for-sale are reflected as discontinued operations. For the three months ended March 31, 2004, the Company either disposed of or designated as held-for-sale or disposal 63 locations, resulting in earnings from discontinued operations of $53 thousand, net of tax. The Company’s prior period results were reclassified to reflect the operations of these locations discontinued in the first and second quarter of fiscal 2004 as discontinued operations net of related income taxes.

     Interest expense and interest on subordinated convertible debentures decreased to $5.1 million for the second quarter of fiscal 2004 from $6.6 million in the second quarter of fiscal 2003, a decrease of $1.5 million or 22.7%. The decrease was attributed to the write off of $2.0 million in deferred finance costs, as a result of the new credit facility.

     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $311.5 million during the three months ended March 31, 2004, at a weighted average interest rate of 6.14% compared to a weighted average balance outstanding of $362.1 million at a weighted average rate of 6.91% during the three months ended March 31, 2003. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.

     Equity in partnership and joint venture (losses) earnings decreased to $(2.5) million for the second quarter of fiscal 2004 from $0.9 million in the second quarter of fiscal 2003, a decrease of $3.4 million. The decrease is primarily related to the Company’s 50% owned, non-consolidated affiliate in Mexico. During the second quarter of fiscal 2004, the Company’s Mexican affiliate reported to the Company that the affiliate would be taking certain impairments and losses as part of the year-end audit performed by independent auditors. As the entity is a 50% owned, non-consolidated investment, results are recorded on the equity method. The losses reported to us were mostly non-cash, and totaled $2.6 million. $1.5 million was related to the current quarter and $1.1 million related to prior periods. The $1.5 million current-quarter impact is the result of non-cash impairments, primarily related to notes receivable and other assets. The recent prior-period impact is due to corrections in the recording of equipment leases, and interest-expense accruals. Due to the immateriality of the effect on any one prior period, the total adjustment was made to the current quarter.

     The Company recorded an income tax expense on earnings from continuing operations of $2.6 million for the second quarter of fiscal 2004 as compared to income tax benefit of $(2.3) million in the second quarter of fiscal 2003, a change of $4.9 million. The effective tax rate on earnings from continuing operations before income taxes for the second quarter of fiscal 2004 was 42.8% compared to 24.6% for the second quarter of fiscal 2003. The change in the effective tax rate is due to the change in relationship of the amount of certain permanent items to the pretax income mainly related to the Mexican affiliate.

Results of Operations

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

     Parking revenues in the first half of fiscal year 2004 increased to $297.6 million from $294.1 million in the first half of fiscal year 2003, an increase of $3.5 million, or 1.2%. This increase was composed of $8.7 million resulting from a 3.6% increase in same-store revenues, offset by a decrease of $5.2 million due to closed locations. Same-store revenues were particularly strong in the New York market as the same-store percentage increased 7.0% over the first half of last year compared with an increase of 1.8% in same-store sales outside of New York.

     Management contract revenues for the first half of fiscal 2004 increased to $63.9 million from $59.6 million in the first half of fiscal year 2003, an improvement of $4.3 million or 7.2%. The increase resulted primarily from an increase of $2.3 million due to new locations and partnerships and an increase of $2.0 million due to improved insurance program revenue.

     Cost of parking in the first half of 2004 decreased to $267.2 million from $272.1 million in the first half of 2003, a decrease of $4.9 million or 1.8%. During the first half of fiscal 2004, the Company had a $3.2 million decrease in payroll due in large part to reduced overtime, a decrease of $0.5 million for supplies, a decrease of $0.5 million for snow removal and a reduction of other expenses of $0.7 million. Rent expense as a percentage of parking revenues decreased to 50.8% during the six months ended March 31, 2004, from 51.1% in the first six months ended March 31, 2003. Payroll and benefit expenses were 18.4% of parking revenues during the first half of fiscal 2004 as compared to 19.7% in the comparable prior year period. Cost of parking as a percentage of parking revenues decreased to 89.8% in the first half of fiscal 2004 from 92.5% in the first half of fiscal 2003.

     Cost of management contracts in the first half of fiscal 2004 decreased to $29.0 million from $32.1 million in the comparable period in 2003, a decrease of $3.1 million or 9.7%. The decrease was primarily due to a decrease of $2.2 million in bad debt expense, a decrease of $0.5 million in commercial and employment claims and a decrease of $0.3 million in equipment lease expense. Cost of management contracts as a percentage of management contract revenue decreased to 45.4% for the first half of 2004 from 53.9% for the same period in 2003.

     General and administrative expenses decreased to $37.1 million for the first half of fiscal 2004 from $41.6 million in the first half of fiscal 2003. This decrease is due to reduced payroll of $2.5 million and reduced legal and professional services of $1.0 million. Miscellaneous other expenses of $0.8 million comprise the remainder of the year to date decrease. Much of the decline in year-over-year general and administrative expenses is due to cost-cutting measures implemented in the latter half of 2003. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 10.3% for the first half of fiscal 2004 compared to 11.7% for first half of fiscal 2003.

     Net property-related gains for the six months ended March 31, 2004 was $4.5 million. The $4.5 million gain was comprised of a gain on sale of property of $6.3 million partially offset by $1.7 million of impairments of contract rights, leasehold improvements and deferred expenses related to locations which management plans to continue to operate. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related losses for the six months ended March 31, 2003, were comprised primarily of the impairment of contract rights and deferred expenses related to six locations in New York.

     Operating results from certain disposals of parking facilities are reflected as discontinued operations. Gains, losses and impairments resulting from the designation of a parking facility as held-for-sale are reflected as discontinued operations. For the six months ended March 31, 2004, the Company either disposed of or designated as held-for-sale or disposal 63 locations, resulting in a loss from discontinued operations of $1.0 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of these locations discontinued in the first and second quarter of fiscal 2004 as discontinued operations net of related income taxes.

     Interest expense and interest on subordinated convertible debentures decreased to $10.4 million for the first half of fiscal 2004 from $10.6 million in the first half of fiscal 2003, a decrease of $0.2 million or 1.9%. The decrease was attributed to a decrease in the amount of debt outstanding for the first half of fiscal 2004, offset by an increase in interest rates on the Company’s Credit Facility due to the refinancing in February 2003, and an increase in letter of credit costs.

     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $329.1 million during the six months ended March 31, 2004, at a weighted average interest rate of 5.79% compared to a weighted average balance outstanding of $358.4 million at a weighted average rate of 5.52% during the six months ended March 31, 2003. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.

     Equity in partnership and joint venture (losses) earnings decreased to $(2.0) million for the first half of fiscal 2004 from $1.5 million in the first half of fiscal 2003, a decrease of $3.5 million. The decrease is related to the Company’s 50% owned, non-consolidated affiliate in Mexico. During the quarter, the Company’s Mexican affiliate reported to the Company that the affiliate would be taking certain impairments and losses as part of the year-end audit performed by independent auditors. As the entity is a 50% owned, non-consolidated investment, results are recorded on the equity method. The losses reported to us were mostly non-cash, and totaled $2.6 million. $1.5 million was related to the current quarter and $1.1 million related to prior periods. The $1.5 million current-quarter impact is the result of non-cash impairments, primarily related to notes receivable and other assets. The recent prior-period impact is due to corrections in the recording of equipment leases, and interest-expense accruals. Due to the immateriality of the effect on any one prior period, the total adjustment was made to the current quarter.

     The Company recorded an income tax expense on earnings from continuing operations of $8.2 million for the first half of fiscal 2004 as compared to income tax expense of $0.6 million in the first half of fiscal 2003, a change of $7.6 million. The effective tax rate on earnings from continuing operations before income taxes for the first half of fiscal 2004 was 38.8% compared to 53.9% for the first half of fiscal 2003. The change in the effective tax rate is due to the change in relationship of the amount of certain permanent items to the pretax income in 2003 mainly related to the Mexican affiliate.

Liquidity and Capital Resources

     Operating activities for the six months ended March 31, 2004 provided net cash of $19.1 million, compared to $10.5 million of cash provided by operating activities for the six months ended March 31, 2003. Net earnings from continuing operations of $12.9 million, depreciation and amortization of $16.6 million, deferred income taxes of $0.7 million, equity in partnership and joint venture losses of $2.0 million, minority interest, net of tax of $1.7 million and property related gains of $4.5 million, offset by net increases in operating assets and net decreases in operating liabilities aggregating $11.7 million, and $0.5 million in discontinued operations, account for the majority of the cash provided by operating activities during the first six months of fiscal 2004.

     Investing activities for the six months ended March 31, 2004 provided net cash of $48.5 million, compared to $16.8 million of net cash used in investing activities for the same period in the prior year. Purchases of property, equipment and leasehold improvements of $5.6 million offset by proceeds from disposition of property and equipment of $50.9 million and other investing activities of $3.1 million, accounted for the majority of the cash provided by investing activities in the first six months of fiscal 2004. The $50.9 million of proceeds from disposition consists primarily of $31.7 million received from the sale of six properties and $19.2 million received from Connex as part of the conversion of the United Kingdom rail contract from a leased arrangement to a management agreement. The proceeds received from Connex represent reimbursement of up-front monies, capital expenditures, value-added taxes and other accrued liabilities. Purchases of property, equipment and leasehold improvements of $34.6 million and purchases of contract and lease rights of $7.9 million, offset by proceeds from disposition of property and equipment of $17.2 million and other investing activities of $8.5 million, accounted for the majority of the cash used by investing activities in the first six months of fiscal 2003.

     Financing activities for the six months ended March 31, 2004 used net cash of $64.2 million, compared to $11.1 million provided in the same period in the prior year. Principal repayments on revolving credit of $49.0 million, principal repayments on notes payable and capital lease obligations of $14.7 million, payment to minority interest partners of $2.8 million, and dividends paid of $1.1 million offset by proceeds from issuance of notes payable of $1.9 million, and issuance of common stock of $1.6 million comprised a majority of the cash used by financing activities for the six months ended March 31, 2004. Principal repayments on revolving credit of $83.0 million, principal repayments on notes payable and capital leases of $76.8 million, payment to minority interest partners of $3.6 million and dividends paid of $1.1 million, offset by proceeds from issuance of notes payable of $175.0 million and issuance of common stock of $0.5 million comprised a majority of the cash provided by financing activities for the six months ended March 31, 2003.

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

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2004 was 347 basis points. The amount outstanding under the Company’s Credit Facility was $174.6 million with a weighted average interest rate of 5.23% as of March 31, 2004. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $103.6 million at March 31, 2004, which is net of $52.5 million of stand-by letters of credit.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. The Company was in compliance with the covenants at March 31, 2004.

     If Central Parking identifies investment opportunities requiring cash in excess of Central Parking’s cash flows and the Credit Facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness.

     Future Cash Commitments

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2004 to be approximately $17 to $20 million, of which the Company has spent $5.6 million during the first six months of fiscal 2004

     The following tables summarize the Company’s total contracted obligations and commercial commitments as of March 31, 2004 (amounts in thousands).

	Payments due by period
		Less than	1-2	3-4	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$208,703	$15,503	$5,721	$103,365	$84,114
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	1,338,579	119,299	401,178	278,935	539,167

Total contractual cash obligations	$1,625,367	$134,802	$406,899	$382,300	$701,366

	Amount of commitment expiration per period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$96,300	$—	$—	$96,300	$—
Stand-by letters of credit	7,509	—	—	7,509	—
Guarantees	1,000	1,000	—	—	—
Other commercial commitments	2,640	2,640	—	—	—

Total commercial commitments	$107,449	$3,640	$—	$103,809	$—

     Other commercial commitments include guaranteed minimum payments to minority partners of certain partnerships.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Interest Rates

     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of March 31, 2004, the Company had $174.5 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 347 basis points. Of this amount, $164.5 million of the Credit Facility is payable in quarterly installments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. Approximately $10.0 million in revolving credit loans are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.

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

     The weighted average interest rate on the Company’s Credit Facility at March 31, 2004 was 5.23%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $1.7 million based on the Company’s outstanding Credit Facility balance of $174.5 million at March 31, 2004.

     In March 2000, a limited liability company, of which the Company is the sole shareholder, purchased a parking structure for $19.6 million and financed $13.3 million of the purchase price with a five-year note bearing interest at one- month floating LIBOR plus 162.5 basis points. The Company entered into a five-year LIBOR swap for this interest rate, yielding an effective interest cost of 8.91% for the five-year period. The notional amount of the swap is reduced in conjunction with the principal payments on the related variable rate debt. The terms of this derivative instrument are consistent with the terms of the note and this derivative instrument qualifies as a cash flow hedge.

     Foreign Currency Risk

     The Company’s exposure to foreign exchange risk is minimal. As of March 31, 2004, the Company had approximately GBP 3.7 million (USD $6.9 million) of cash and cash equivalents denominated in British pounds, EUR 2.9 million (USD $3.5 million) denominated in euros, CAD 2.1 million (USD $1.6 million) denominated in Canadian dollars, and USD $0.7 million denominated in various other foreign currencies. The Company also had EUR $0.9 million (USD $1.1 million) of notes payable denominated in euros at March 31, 2004. These notes bear interest at a floating rate of 5.34% as of March 31, 2004, and require monthly principal and interest payments through 2012. On March 26, 2004, the Company entered into a foreign exchange agreement to purchase GBP at a rate of 1.817 USD per GBP. The transaction was completed on April 1, 2004. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of March 31, 2004, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2004 are effective in timely alerting them to material information required to be included in the Company’s periodic reports and that such information is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting: There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting except that the Company has implemented a new process for recording trade accounts payable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and the fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004 in which plaintiffs added the Company’s independent auditor as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the Company filed motions to dismiss the lawsuit. The plaintiffs have until June 11, 2004, to file a response to the motions to dismiss. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

     The Company was a defendant in a lawsuit filed in July 2002 in Chancery Court in Davidson County, Tennessee,

by Wardrop Parking Holdings, LLC relating to the Company’s management of McKendree Parking Center in Nashville. The suit was settled in early January 2004.

     The Company, Pepsi Cola Company and several related Pepsi companies and individuals are co-defendants in a lawsuit filed in the 270th Judicial District Court in Harris County, Texas, by an individual, David Loftus, and three companies affiliated with Mr. Loftus known as PepsiPark USA, Inc. The plaintiffs in the suit allege, among other things, that the Company and Pepsi conspired to misappropriate a concept developed by the plaintiffs for selling Pepsi products and other vending machine products to parking customers. Plaintiffs allege substantial damages relating to the concept based on several causes of action, including breach of contract, misrepresentation, breach of fiduciary duties, fraud, conversion and unfair competition. The suit, which was initially filed on June 24, 2002, was amended on April 24, 2003, to add allegations against the Company for underpayment of percentage rent with respect to three parking lots leased to the Company by Mr. Loftus and related companies. The plaintiffs allege, among other things, breach of contract and fraud with respect to these parking lots, and are currently seeking damages for allegedly unpaid percentage rent of $1.3 million plus interest and attorney’s fees and expenses, which is in addition to the damages being sought in connection with the alleged misappropriation of plaintiff’s concept. The plaintiffs also are seeking unspecified exemplary damages. On May 9, 2003, the suit was again amended to add an allegation that the Company refused to implement the plaintiffs’ concept for selling vending machine products to parking lot customers to avoid liability for past underreporting of revenues. Trial in the case is scheduled for June 2004. The Company is vigorously defending the case and believes it is more likely than not that it will prevail.

     In addition to the matters described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company. The Company maintains property casualty insurance coverage for individual claims in excess of various dollar amounts, subject to annual aggregate limits. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various property casualty insurance policies have deductibles of up to $250,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. As a result, the Company is, in effect, self-insured for all of these types of claims up to the deductible levels.

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on February 10, 2004. At the meeting, the Company’s shareholders were asked to elect nine directors to the Company’s board of directors. Each of the nominated directors was elected. No other matters were voted upon at the annual meeting.

     The following table sets forth the voting tabulation for each of the directors nominated to serve on the Company’s board of directors:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes
Monroe J. Carell, Jr.	34,360,987	—	267,093	—	N/A
Raymond T. Baker	34,491,339	—	136,691	—	N/A
Kathryn Carell Brown	34,356,379	—	271,701	—	N/A
Cecil Conlee	33,930,473	—	697,607	—	N/A
Lewis Katz	28,163,517	—	6,464,563	—	N/A
Edward G. Nelson	33,977,908	—	650,171	—	N/A
Owen G. Shell, Jr.	34,489,614	—	138,466	—	N/A
Richard H. Sinkfield	33,982,698	—	645,382	—	N/A
William B. Smith	33,250,822	—	1,377,258	—	N/A

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4	Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5	Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6	Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

31.1	Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(a)

31.2	Certification of Mark Shapiro pursuant to Rule 13a-14(a)

32.1	Certification of Monroe J. Carell, Jr. pursuant to Section 1350

32.2	Certification of Mark Shapiro pursuant to Section 1350

(b) Reports on Form 8-K

     On February 2, 2004, the Company filed a current report on Form 8-K announcing its operating results for the first quarter ended December 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION

Date: May 13, 2004	By:	/s/ MONROE J. CARELL, JR.

Monroe J. Carell, Jr.
Chairman and Chief Executive Officer

CENTRAL PARKING CORPORATION

Date: May 13, 2004	By:	/s/ MARK SHAPIRO

Mark Shapiro
Senior Vice President and Chief Financial Officer