Form 10-Q
period 2004-06-30
CENTRAL PARKING CORP
filed 2004-08-13
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at July 26, 2004
Common Stock, $0.01 par value	36,573,977

INDEX

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

Amounts in thousands, except share data

	June 30,	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$29,988	$31,572
Management locations accounts receivable, net of allowance for doubtful accounts of $2,986 and $3,720 at June 30, 2004 and September 30, 2003, respectively	42,056	34,174
Accounts receivable - other	9,342	15,440
Current portion of notes receivable (including amounts due from related parties of $2,176 at June 30, 2004 and $3,370 at September 30, 2003)	5,446	8,220
Prepaid expenses	15,405	11,424
Assets held for sale	15,775	39,417
Refundable income taxes	1,237	5,483

Total current assets	119,249	145,730
Notes receivable, less current portion	39,884	40,879
Property, equipment, and leasehold improvements, net	392,934	414,265
Contracts and lease rights, net	89,716	102,315
Goodwill, net	232,562	230,312
Investment in and advances to partnerships and joint ventures	9,531	13,649
Other assets	44,447	42,297

Total assets	$928,323	$989,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$15,461	$3,623
Trade accounts payable	73,155	80,128
Accrued expenses	44,666	43,661
Management locations accounts payable	25,835	22,392

Total current liabilities	159,117	149,804
Long-term debt and capital lease obligations, less current portion	176,605	266,961
Subordinated convertible debentures	78,085	78,085
Deferred rent	25,273	27,569
Deferred income taxes	6,465	3,010
Other liabilities	14,900	16,303

Total liabilities	460,445	541,732
Minority interest	29,939	31,189
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,568,144 and 36,170,274 shares issued and outstanding at June 30, 2004 and September 30, 2003, respectively	366	362
Additional paid-in capital	249,459	246,559
Accumulated other comprehensive income, net	2,336	78
Retained earnings	186,483	170,232
Other	(705)	(705)

Total shareholders’ equity	437,939	416,526

Total liabilities and shareholders’ equity	$928,323	$989,447

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

Amounts in thousands, except per share data

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenues:
Parking	$148,502	$150,612	$445,543	$444,059
Management locations contracts	33,145	30,273	96,827	89,599

	181,647	180,885	542,370	533,658
Reimbursement of management contract expenses	113,590	104,636	340,149	309,338

Total revenues	295,237	285,521	882,519	842,996

Costs and expenses:
Cost of parking	134,559	140,348	401,221	411,940
Cost of management locations contracts	13,827	16,516	42,749	48,531
General and administrative	18,026	24,778	55,005	66,175

	166,412	181,642	498,975	526,646
Reimbursed management contract expenses	113,590	104,636	340,149	309,338

Total costs and expenses	280,002	286,278	839,124	835,984
Property-related gains (losses), net	1,170	(4,108)	5,705	(7,287)

Operating earnings (loss)	16,405	(4,865)	49,100	(275)
Other income (expenses):
Interest income	1,217	1,139	3,643	3,489
Interest expense	(3,793)	(4,841)	(12,134)	(13,389)
Interest expense – subordinated debentures	(1,045)	(1,045)	(3,134)	(3,134)
Gain on sale of non-operating assets	—	38	—	3,279
Equity in partnership and joint venture (losses) earnings	(402)	293	(2,389)	1,824

Earnings (loss) from continuing operations before minority interest and income taxes	12,382	(9,281)	35,086	(8,206)
Minority interest, net of tax	(778)	(884)	(2,435)	(3,244)

Earnings (loss) from continuing operations before income taxes	11,604	(10,165)	32,651	(11,450)
Income tax (expense) benefit	(5,059)	5,221	(13,265)	4,615

Earnings (loss) from continuing operations	6,545	(4,944)	19,386	(6,835)

Discontinued operations, net of tax	(577)	(184)	(1,488)	(578)

Net earnings (loss)	$5,968	$(5,128)	$17,898	$(7,413)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.18	$(0.13)	$0.53	$(0.19)
Discontinued operations, net of tax	(0.02)	(0.01)	(0.04)	(0.02)

Net earnings (loss)	$0.16	$(0.14)	$0.49	$(0.21)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.18	$(0.13)	$0.53	(0.19)
Discontinued operations, net of tax	(0.02)	(0.01)	(0.04)	(0.02)

Net earnings (loss)	$0.16	$(0.14)	$0.49	$(0.21)

Weighted average shares used for basic per share data	36,435	36,078	36,277	36,008
Effect of dilutive common stock options	300	—	211	—

Weighted average shares used for dilutive per share data	36,735	36,078	36,488	36,008

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Amounts in thousands

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$17,898	$(7,413)
Loss from discontinued operations	1,488	578

Earnings (loss) from continuing operations	19,386	(6,835)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	24,781	24,754
Equity in partnership and joint venture losses (earnings)	2,389	(1,824)
Distributions from partnerships and joint ventures	1,237	1,375
Gain on sale of non-operating assets	—	(3,279)
Property-related (gains) losses, net	(5,705)	7,287
Decrease in fair value of derivatives	—	630
Deferred income tax expense (benefit)	4,346	(9,866)
Minority interest, net of tax	2,435	3,244
Changes in operating assets and liabilities:
Management locations accounts receivable	(7,882)	3,612
Accounts receivable – other	6,098	2,317
Prepaid expenses	(3,981)	(1,613)
Other assets	(7,478)	12,600
Trade accounts payable, accrued expenses and other liabilities	(13,319)	4,940
Management locations accounts payable	3,443	1,511
Deferred rent	(2,296)	(1,130)
Refundable income taxes	4,246	(10,904)
Income taxes payable	—	(9,851)

Net cash provided by operating activities – continuing operations	27,700	16,968
Net cash provided (used) by operating activities – discontinued operations	973	(515)

Net cash provided by operating activities	28,673	16,453

Cash flows from investing activities:
Proceeds from disposition of property and equipment	62,026	17,918
Purchases of equipment and leasehold improvements	(10,442)	(51,952)
Purchases of property	(1,725)
Purchases of contracts and lease rights	(4,530)	(7,186)
Acquisitions, net of cash acquired	—	(1,997)
Other investing activities	4,248	4,963

Net cash provided (used) by investing activities	49,577	(38,254)

Cash flows from financing activities:
Dividends paid	(1,647)	(1,623)
Net repayments under revolving credit agreement	(59,000)	(74,500)
Proceeds from issuance of notes payable, net of issuance costs	1,864	176,332
Principal repayments on long-term debt and capital lease obligations	(21,382)	(78,299)
Payment to minority interest partners	(3,224)	(3,914)
Proceeds from issuance of common stock and exercise of stock options	2,904	2,995

Net cash (used) provided by financing activities	(80,485)	20,991
Foreign currency translation	651	822

Net (decrease) increase in cash and cash equivalents	(1,584)	12
Cash and cash equivalents at beginning of period	31,572	33,498

Cash and cash equivalents at end of period	$29,988	$33,510

Non-cash transactions:
Unrealized gain on fair value of derivatives, net of tax	$1,608	$857
Reclassification of assets held for sale	$16,613	$—
Issuance of shares related to the deferred stock unit plan	$476	$—
Cash payments for:
Interest	$14,642	$7,364
Income taxes	$5,888	$13,453

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Basis of Presentation

A. The accompanying unaudited consolidated financial statements of Central Parking Corporation and subsidiaries (“Central Parking” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2003 (included in the Company’s Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current year presentation.

B. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Statements (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands except per share data).

	Three Months ended June 30,		Nine Months ended June 30,
	2004	2003	2004	2003
Net earnings (loss), as reported	$5,968	$(5,128)	$17,898	$(7,413)
Add stock-based employee compensation expense included in reported net earnings (loss), net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(819)	(1,213)	(2,081)	(3,816)

Pro forma net earnings (loss)	$5,149	$(6,341)	$15,817	$(11,229)

Earnings (loss) per share:
Basic-as reported	$0.16	$(0.14)	$0.49	$(0.21)

Basic-pro forma	$0.14	$(0.18)	$0.44	$(0.31)

Diluted-as reported	$0.16	$(0.14)	$0.49	$(0.21)

Diluted-pro forma	$0.14	$(0.18)	$0.43	$(0.31)

     Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocations of compensation expense were made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility. The Company applies a 38% tax rate to arrive at the after tax deduction.

     The estimated weighted average fair value of the options granted was $6.60 for 2003 option grants and $11.35 for 2002 option grants using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of grant, weighted average volatility of 50% for fiscal year 2003, and 41% for fiscal year 2002, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 4.9 years for 2003 and 4.3 years for 2002. There have been no options granted during 2004.

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

          Lease rights

          In 1992 the Company entered into an agreement to lease and operate certain locations in New York City. The 1992 agreement, which terminates in August 2004, initially covered approximately 80 locations; however, all but seven of these locations had been renegotiated with extended terms or terminated as of September 30, 2002. The Company is entitled to receive a termination fee, as defined in the agreement, as the landlord disposes of certain properties or renegotiates the lease agreements. The termination fee is based on the earnings of the location over the remaining duration of the agreement. The termination amounts have been recorded as deferred rent and are being amortized through August 2004 to offset the rent payments due under the 1992 agreement. Amortization for the quarter ended June 30, 2004, was $1.0 million. The Company has reached tentative agreement to continue to operate six of the seven locations when the existing agreement expires at the end of August 2004. These locations will be converted from leased to managed. The seventh location has been sold and the Company is operating the location for the new owner under a lease.

          In October 2002, the Company executed an agreement with Connex South Eastern Limited, a private rail company headquartered in the United Kingdom, to lease 82 parking facilities throughout the United Kingdom. Connex was responsible for operating certain rail lines for the Strategic Rail Authority, a United Kingdom government agency. Under the terms of the lease agreement, the Company paid an upfront payment of $6.4 million for the right to lease these facilities and agreed to invest approximately $5 million in property improvements at these locations. The $6.4 million of upfront payments and $5 million in property improvements were to be amortized over the nine-year term of the lease. During the third quarter of 2003, the Company was informed that Connex would be removed as the private operator by the Strategic Rail Authority. Under the lease agreement Connex was required to reimburse the Company for the unamortized upfront payments. In November 2003, the Company entered into a management agreement with the Strategic Rail Authority to operate the same 82 parking facilities covered by the Connex lease, for a five year term. In accordance with the management agreement, the Strategic Rail Authority agreed to acquire the Company’s property improvements under the former Connex agreement. In November 2003, Connex made a settlement payment to the Company to reimburse the Company for the upfront and property improvement payments of $11.4 million and for $19.2 million for other capital expenditures. The Company realized a gain of $0.4 million related to the settlement of the agreement.

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

     For the three and nine months ended June 30, 2003, the reported net loss resulted in all options to purchase common shares being excluded from the calculation of diluted common shares since they were anti-dilutive. For the three months ended June 30, 2004, options to purchase 1,611,687 shares are excluded from the diluted common shares since they are anti-dilutive. For the nine months ended June 30, 2004, options to purchase 2,938,869 shares are excluded from the calculation of diluted common shares since they are anti-dilutive. The subordinated convertible debentures have not been included in the diluted earnings (loss) per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both June 30, 2004 and 2003.

(4) Property-Related Gains (Losses), Net

     The Company routinely disposes of or impairs owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. Gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations as are gains and losses on the termination, prior to the end of the contractual term, of lease or management obligations. Impairments associated with parking facilities that are classified as assets held-for-sale are also included as a component of discontinued operations unless the Company intends to sell the property and subsequently manage it. Impairment charges for property, equipment, leasehold improvements, and contract and lease rights for locations that are not being discontinued are included as a component of property-related gains or losses. Gains or losses on the sale of properties include partial property sales and properties for which the company has the intent and ability to manage. A summary of property-related gains and losses for the three and nine months ended June 30, 2004 and June 30, 2003 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net gains on sales of property	$5,762	$272	$12,022	$264
Impairment charges for property, equipment and leasehold improvements held for use	—	(3,436)	(1,365)	(1,612)
Impairment charges for contract rights, lease rights and other intangible assets	(4,592)	(944)	(4,952)	(5,939)

Total property-related gains (losses), net	$1,170	$(4,108)	$5,705	$(7,287)

(5) Amortizable Intangible Assets

     As of June 30, 2004, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contracts and lease rights	$143,399	$(53,683)	$89,716
Noncompete agreements	2,575	(2,381)	194

Total	$145,974	$(56,064)	$89,910

     Amortization expense related to the contracts and lease rights was $2.3 million and $2.8 million respectively, for the three months ended June 30, 2004 and 2003 and $7.1 million and $7.7 million, respectively, for the nine months ended June 30, 2004 and 2003.

(6) Long-Term Debt

     On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving loan, including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries. The Company has reduced the maximum loan commitment from $350.0 million to $322.2 million as of June 30, 2004. This permanent reduction is as a result of $2.2 million of scheduled amortization and $25.6 million of prepayments related to property dispositions.

     The Company amended the Credit Facility in June 2004. The amendment reduced the margin applied to the term loan by 75 basis points, which was included in the weighted average margin at June 30, 2004, and increased the standby letters of credit sub-limit by $30.0 million to $90.0 million. The Company uses its revolving loan to collateralize outstanding letters of credit. All other terms and conditions remained the same.

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of June 30, 2004 was 275 basis points. The amount outstanding under the Company’s Credit Facility was $158.1 million with a weighted average interest rate of 4.8% as of June 30, 2004. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $110.2 million at June 30, 2004, which is net of $54.0 million of stand-by letters of credit. The Company had deferred financing costs related to the Credit Facility of $7.1 million as of June 30, 2004 and $6.4 million as of June 30, 2003. The Company amortizes these costs over the term of the loan.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against certain targets. The Company was in compliance with the covenants at June 30, 2004.

(7) Subordinated Convertible Debentures

     On March 18, 1998, the Company created Central Parking Finance Trust (“Trust”) which completed a private placement of 4,400,000 shares at $25.00 per share of 5.25% convertible trust issued preferred securities (“Preferred Securities”) pursuant to an exemption from registration under the Securities Act of 1933, as amended. The net proceeds to the Company from the Preferred Securities private placement were $106.5 million. The Preferred Securities represent preferred undivided beneficial interests in the assets of Central Parking Finance Trust, a statutory business trust formed under the laws of the State of Delaware. The Company owns all of the common securities of the Trust. The Trust exists for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures (“Convertible Debentures”) of the Company due 2028. Each Preferred Security is entitled to receive cumulative cash distributions at an annual rate of 5.25% (or $1.312 per share) and will be convertible at the option of the holder thereof into shares of Company common stock at a conversion rate of 0.4545 shares of Company common stock for each Preferred Security (equivalent to $55.00 per share of Company common stock), subject to adjustment in certain circumstances. The Preferred Securities prohibit the payment of dividends on Company’s common stock if the quarterly distributions on the Preferred Securities are not made for any reason. The Preferred Securities do not have a stated maturity date but are subject to mandatory redemption upon the repayment of the Convertible Debentures at their stated maturity (April 1, 2028) or upon acceleration or earlier repayment of the Convertible Debentures. The Preferred Securities are owned by a few large investors.

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

     FIN 46R’s transition guidance required the application of either FIN 46 or FIN 46R to all Special Purpose Entities (SPEs) in which the Company holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. Under the provisions of both FIN 46 and FIN 46R, the Trust is considered an SPE in which the Company holds a variable interest because the Trust’s activities are generally so restricted and predetermined that the holders of the Preferred Securities lack the direct or indirect ability to make decisions about the Trust’s activities through voting rights or similar rights. During the quarter ended December 31, 2003, the Company adopted the provisions of FIN 46R to account for its variable interest in the Trust.

     Since a majority of the Preferred Securities issued by the Trust are owned by a few investors, the Company is not deemed to be the primary beneficiary under FIN 46R. Additionally, the Trust’s common stock equity held by the Company would not be considered at risk and therefore, the common stock equity would not absorb any expected losses of the Trust. Accordingly, under the provisions of FIN 46R, the Company does not have a significant variable interest in the Trust. Therefore, the Company deconsolidated the Trust upon adoption of FIN 46R by removing, on the consolidated balance sheets, the amount previously recorded as Company-obligated mandatorily redeemable securities of a subsidiary trust and recorded, as a component of long-term liabilities, subordinated convertible debentures. Additionally, the amounts previously reported as dividends on Company-obligated mandatorily redeemable securities of a subsidiary trust, were renamed as interest expense-subordinated convertible debentures on the consolidated statements of operations. As permitted by FIN 46R, the Company elected to restate the prior period amounts to conform to the current year presentation.

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

     To meet this objective, the Company may enter into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. The purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under the interest rate cap agreements, the Company has the right to receive cash if interest rates increase above a specified level.

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

     At June 30, 2004, the Company’s derivative financial instruments consisted of three interest rate swaps with a combined notional amount of $100.3 million. The derivative financial instruments are reported at their fair values and are included as other assets or other liabilities on the face of the consolidated balance sheets. The following table lists the fair value of these derivative financial instruments (amounts in thousands):

	June 30,	September 30,
	2004	2003
Derivative instrument assets:
Interest rate swaps	$2,273	$—

Derivative instrument liabilities:
Interest rate swaps	$—	$776

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

     The Company had a $25.0 million swap that matured on October 29, 2003. This swap hedged a credit facility that was paid in full in February 2003. Under the terms of that agreement, the Company continued to pay the fixed interest through maturity. Because this swap was no longer associated with any existing debt, it was considered ineffective. Therefore, any change in fair value subsequent to February 2003 was reflected in the consolidated statements of operations. Additionally the Company had three interest rate cap agreements, which matured on March 19, 2004, and previously hedged the credit facility paid in full in February 2003. Because the cap agreements were no longer associated with any existing debt, they were also considered ineffective. Therefore any change in fair value subsequent to February 2003, was reflected in the consolidated statements of operations.

(9) Discontinued Operations

     As of and for the nine months ended June 30, 2004, the Company had certain locations designated as discontinued operations which were either held-for-sale or disposed during the current year. For the nine months ended June 30, 2004, the locations had revenues of $2.9 million, pretax loss of $2.5 million, and $1.0 million of income tax benefit, resulting in a loss from discontinued operations of $1.5 million, net of $2.5 million in property related losses. The facts and circumstances leading to discontinued operations classification and the expected disposals include expected property sales, condemnations, or early lease and management agreement terminations. Included in the three and nine months ended June 30, 2004 is the year-to-date results of operations for all locations discontinued during the first quarter, second quarter and third quarter of 2004 as well as the locations designated as held-for-sale during fiscal year 2003 but not yet sold. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first quarter, second quarter and third quarter of fiscal 2004 as well as the locations designated as held-for-sale during fiscal year 2003 but not yet sold, as discontinued operations net of related income taxes.

(10) Recently Adopted Accounting Pronouncements

     Effective January 1, 2004, the Company adopted FIN 46R for VIE’s except for the Company’s Trust for which the Company adopted FIN 46R on October 1, 2003. The adoption of FIN 46R resulted in a deconsolidation of the Company’s Trust (see Note 7). Under FIN 46R, the Company holds a variable interest in 17 variable interest entities, for which it is not the primary beneficiary as follows:

Number of
	Commencement	Nature of	%		Parking
Entity	of Operations	Activities	Ownership	Location	Spaces
Central Parking	Aug-94	Leases and	50.00%	Mexico	64,062
System of Mexico,		manages parking
SA De CV		lots

Other investments	Oct 80-July 99	Ownership,	3.32%- 50%	Mexico and	11,608
in 16 VIEs		management, and		Various states
leases of parking
lots

     Except for the deconsolidation of the Company’s Trust, the adoption of FIN 46R had no impact on the Company’s consolidated financial statements.

(11) Commitments and Contingencies

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and the fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004 in which plaintiffs added the Company’s Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the Company filed motions to dismiss the lawsuit and the plaintiffs have responded to the motions to dismiss. On August 11, 2004, the court denied the Central defendants motions to dismiss. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

     The Company, Pepsi Cola Company, and several related Pepsi companies and individuals are co-defendants in a lawsuit filed in the 270th Judicial District Court in Harris County, Texas, by an individual, David Loftus, and three companies affiliated with Mr. Loftus known as PepsiPark USA, Inc. The plaintiffs in the suit allege, among other things, that the Company and Pepsi conspired to misappropriate a concept developed by the plaintiffs for selling Pepsi products and other vending machine products to parking customers. Plaintiffs allege substantial damages relating to the concept based on several causes of action, including breach of contract, misrepresentation, breach of fiduciary duties, fraud, conversion and unfair competition. The suit, which was initially filed on June 24, 2002, was amended on April 24, 2003, to add allegations against the Company for underpayment of percentage rent with respect to three parking lots leased to the Company by Mr. Loftus and related companies. The plaintiffs allege, among other things, breach of contract and fraud with respect to these parking lots, and are currently seeking damages for allegedly unpaid percentage rent of $1.3 million plus interest and attorneys fees and expenses, which is in addition to the damages being sought in connection with the alleged misappropriation of plaintiff’s concept. The plaintiffs also are seeking unspecified exemplary damages. On May 9, 2003, the suit was again amended to add an allegation that the Company refused to implement the plaintiffs’ concept for selling vending machine products to parking lot customers to avoid liability for past underreporting of revenues. During mediation in June 2004, the Company and Pepsi Cola Company tentatively agreed with the plaintiff to settle the case for an undisclosed amount. The settlement is subject to the negotiation and execution of a definitive settlement agreement. The Company accrued the amount of the tentative settlement during the 3rd quarter of 2004.

     The Company is currently arbitrating a rent dispute relating to a five-year real estate lease extension that has a base rent equal to the greater of $4.75 million annually or fair market value with an annual rent increase of 1.5% for each of the next succeeding four years. The landlord demanded an increase in rent of more than 50%, which the Company believes is substantially in excess of fair market value. The arbitration to determine fair market value is in its preliminary stages and the amount of the potential rent increase cannot currently be reasonably estimated.

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

(12) Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and nine months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings (loss)	$5,968	$(5,128)	$17,898	$(7,413)
Change in fair value of derivatives, net of tax	1,838	(138)	1,686	857
Change in fair value of investment securities, net of tax	(136)	—	(78)	—
Foreign currency cumulative translation adjustment	774	821	650	822

Comprehensive income (loss)	$8,444	$(4,445)	$20,156	$(5,734)

(13) Business Segments

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three and nine months ended June 30, 2004 and 2003, as well as identifiable assets for each segment as of June 30, 2004 and September 30, 2003. During fiscal year 2004, the Company realigned certain locations among segments. All prior year segment data has been reclassified to conform to the new segment alignment.

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:(1)
Segment One	$18,775	$19,006	$58,373	$57,054
Segment Two	79,744	77,785	234,315	224,748
Segment Three	4,534	3,521	13,977	11,434
Segment Four	8,937	9,374	27,820	28,722
Segment Five	2,607	2,515	8,034	7,721
Segment Six	24,109	24,605	73,328	71,803
Segment Seven	17,643	20,143	50,109	59,195
Segment Eight	22,366	23,228	66,540	69,297
Other	2,932	708	9,874	3,684

Total revenues	$181,647	$180,885	$542,370	$533,658

(1)	Revenues exclude reimbursement of management contract expenses. Such amounts were $113.6 million and $104.6 million for the three months ended June 30, 2004 and 2003, respectively, and $340.1 million and $309.3 million for the nine months ended June 30, 2004 and 2003, respectively.

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Operating earnings (loss):
Segment One	$(426)	$(527)	$4	$(1,976)
Segment Two	2,056	2,713	10,988	8,068
Segment Three	937	(1,124)	2,809	(730)
Segment Four	1,098	240	5,116	1,868
Segment Five	559	307	1,521	1,196
Segment Six	1,557	2,355	5,975	5,750
Segment Seven	1,144	355	(162)	424
Segment Eight	2,895	1,963	9,476	6,392
Other	6,585	(11,147)	13,373	(21,267)

Total operating earnings (loss)	$16,405	$(4,865)	$49,100	$(275)

	June 30,	September 30,
	2004	2003
Identifiable assets:
Segment One	$13,168	$18,248
Segment Two	318,701	330,420
Segment Three	13,799	12,953
Segment Four	45,969	41,645
Segment Five	1,340	1,082
Segment Six	20,073	23,347
Segment Seven	35,816	36,618
Segment Eight	33,246	37,267
Other	446,211	487,867

Total assets	$928,323	$989,447

Segment One encompasses the Western region of the United States, the Lexis acquisition and Vancouver, BC.

Segment Two encompasses the Northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses USA Parking.

Segment Four encompasses Europe, Puerto Rico, Central and South America.

Segment Five encompasses Nashville, TN.

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

(14) Subsequent Event

          Effective July 1, 2004, a wholly owned subsidiary had its general partnership interest in Edison Parking Management L.P. (Edison) redeemed by Edison. Pursuant to the redemption, Edison distributed cash in the amount of $570,251, a note receivable from another Company subsidiary in the amount of $3,000,000 and certain active parking management agreements with an agreed upon value of $16,189,375 to the Company’s subsidiary that withdrew. In connection with the withdrawal, Edison and its affiliates have agreed not to enter into any parking management agreements in the United States which would be in competition with the Company for one year from the date of withdrawal.

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

          The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document:

•	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to

•	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

•	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

•	integrate possible future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	comply with the terms of its credit facility or obtain waivers of noncompliance;

•	form and maintain strategic relationships with certain large real estate owners and operators; and

•	renew and obtain performance and surety bonds on favorable terms;

•	successful implementation of the Company’s operating and growth strategy;

•	interest rate fluctuations;

•	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

•	the timing of property-related gains and losses;

•	the timing of pre-opening, start-up and break-in costs of parking facilities, particularly at leased locations;

•	player strikes or other events affecting major league sports;

•	changes in economic and business conditions at the local, regional, national or international levels;

•	changes in patterns of air travel or automobile usage, including effects of terrorist alerts and attacks, special events and weather on travel and transportation patterns;

•	the impact of litigation, including but not limited to, the securities class action lawsuits and other lawsuits pending against the Company;

•	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs and changes in actuarial assumptions and valuations of such claims costs;

•	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on parking facilities, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

•	changes in current parking rates and pricing of services to clients;

•	extraordinary events affecting parking facilities that the Company operates, including labor strikes, emergency safety measures, military actions or terrorist attacks and natural disasters; and

•	the loss of key employees.

Overview

     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 39 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services.         .

     Central Parking operates parking facilities under three general types of arrangements: management contracts, leases and fee ownership. Parking revenues consist of revenues from leased and owned facilities. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation (if applicable), maintenance, insurance, and general operating expenses. Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, equipment leasing, and consulting. The cost of management contracts includes insurance premiums, claims and other direct overhead. As of June 30, 2004, Central Parking operated 1,691 parking facilities through management contracts, leased 1,704 parking facilities, and owned 195 parking facilities, either independently or in joint ventures with third parties.

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

Critical Accounting Policies

          Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company’s current judgments and estimates.

          This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, the following involve a higher degree of judgment and complexity:

          Impairment of Long-Lived Assets and Goodwill

          As of June 30, 2004, the Company’s long-lived assets were comprised primarily of $392.9 million of property, equipment and leasehold improvements, $232.6 million of goodwill, $89.7 million of contracts and lease rights and $14.0 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other non-amortizing intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

          The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $4.8 million ($4.6 million in continuing operations and $0.2 million in discontinued operations) during the three months ended June 30, 2004 and approximately $7.3 million ($6.3 million in continuing operations and $1.0 million in discontinued operations) during the nine months ended June 30, 2004, respectively, as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

          Contracts and Lease Rights

          As of June 30, 2004, the Company had $89.7 million of contracts and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

          Allowance for Doubtful Accounts

          As of June 30, 2004, the Company had $54.4 million of gross trade receivables, including management locations accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $3.0 million. The Company reports management locations accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the

Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

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

          Income Taxes

          The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2004 and 2018. The ability of the Company to fully utilize these net operating losses to offset taxable income is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in determining the Company’s deferred tax asset valuation allowance. The valuation allowance provides for net operating loss carry forwards for which recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Parking revenues in the third quarter of fiscal year 2004 decreased to $148.5 million from $150.6 million in the third quarter of fiscal year 2003, a decrease of $2.1 million, or 1.4%. The primary factors affecting parking revenues were an increase of $4.1 million in same-store revenues and an increase of $10.2 million from locations added in fiscal years 2004 and 2003, offset by a decrease of $14.3 million due to closed locations and a decrease of $2.1 million for locations converted from lease arrangements to management agreements. Same-store revenues in the New York market increased 6.7% over last year’s third quarter compared with a decrease of 0.7% in same-store sales outside of New York.

     Management contract revenues for the third quarter of fiscal 2004 increased to $33.1 million from $30.3 million in the third quarter of fiscal year 2003, an improvement of $2.8 million or 9.2%. The increase resulted primarily from $1.0 million due to new locations and partnerships and $1.5 million due to improved insurance program revenue and an increase in equipment income of $0.3 million.

     Cost of parking in the third quarter of 2004 decreased to $134.6 million from $140.3 million in the third quarter of 2003, a decrease of $5.7 million or 4.1%. During the third quarter of fiscal 2004, the Company had a $1.1 million decline in payroll due in large part to reduced overtime; a $2.3 million decrease in rent expense due to closed locations, locations converted from lease arrangements to management agreements and renegotiated lease agreements; a $0.1 million decrease in professional services due to a reduction in consulting services; and a $2.2 million decrease in other miscellaneous expenses. Rent expense as a percentage of parking revenues decreased to 51.5% during the quarter ended June 30, 2004, from 52.3% in the quarter ended June 30, 2003. Payroll and benefit expenses were 18.8% of parking revenues during the third quarter of fiscal 2004 as compared to 19.2% in the comparable prior year period. Cost of parking as a percentage of parking revenues decreased to 90.6% in the third quarter of fiscal 2004 from 93.2% in the third quarter of fiscal 2003.

     Cost of management contracts in the third quarter of fiscal 2004 decreased to $13.8 million from $16.5 million in the comparable period in 2003, a decrease of $2.7 million or 16.4%. The decrease was primarily due to a decrease of $1.5 million in bad debt expense and a decrease of $1.2 million in insurance claims expense. Cost of management contracts as a percentage of management contract revenue decreased to 41.7% for the third quarter of 2004 from 54.6% for the same period in 2003.

     General and administrative expenses decreased to $18.0 million for the third quarter of fiscal 2004 from $24.8 million in the third quarter of fiscal 2003. This decrease is due to reduced payroll due to severance costs in the prior year of $5.7 million and reduced legal and professional expenses of $0.6 million. Miscellaneous other expenses of $0.5 million comprise the remainder of the quarterly decrease. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 9.9% for the third quarter of fiscal 2004 compared to 13.7% for the third quarter of fiscal 2003.

     Net property-related gains for the three months ended June 30, 2004 was $1.2 million. The $1.2 million gain was comprised of a gain on sale of property of $5.8 million partially offset by a $4.5 million lease buy out and $0.09 million of impairments of contract rights, leasehold improvements and deferred expenses primarily related to two locations in New York, which management plans to continue to operate. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets.

     Operating results from certain disposals of parking facilities are reflected as discontinued operations. Gains, losses and impairments resulting from the designation of a parking facility as held-for-sale are reflected as discontinued operations unless the Company intends to sell the property with the right to manage it. For the three months ended June 30, 2004, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in loss from discontinued operations of $577 thousand, net of tax. The Company’s prior period results were reclassified to reflect the operations of these locations, discontinued in fiscal 2004, as discontinued operations, net of related income taxes. For the three months ended June 30, 2003, the Company had a loss from discontinued operations of $0.2 million.

     Interest expense and interest on subordinated convertible debentures decreased to $4.8 million for the third quarter of fiscal 2004 from $5.9 million in the third quarter of fiscal 2003, a decrease of $1.1 million or 18.6%. The decrease was attributed to reduction in the average principal balance. The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $288.5 million during the three months ended June 30, 2004, at a weighted average interest rate of 6.02% compared to a weighted average balance outstanding of $367.3 million at a weighted average rate of 6.04% during the three months ended June 30, 2003. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.

     Equity in partnership and joint venture (losses) earnings decreased to $(0.4) million for the third quarter of fiscal 2004 from $0.3 million in the third quarter of fiscal 2003, a decrease of $0.7 million. The decrease is primarily related to operating results for the Company’s 50% owned, non-consolidated affiliate in Mexico.

     The Company recorded an income tax expense on earnings from continuing operations of $5.1 million for the third quarter of fiscal 2004 as compared to income tax benefit of $5.2 million in the third quarter of fiscal 2003, a change of $10.3 million. The effective tax rate on earnings from continuing operations before income taxes for the third quarter of fiscal 2004 was 43.6% compared to 51.4% for the third quarter of fiscal 2003. The change in the effective tax rate is due primarily to the change in the relationship of the amount of earnings from the minority interest, net of tax and the non-consolidated affiliates which are recorded net of tax. The tax rate on operating earnings, excluding non-consolidated affiliates and minority interest, was 38% for the third quarter ended June 30, 2004 and 2003.

Results of Operations

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

     Parking revenues in the first nine months of fiscal year 2004 increased to $445.5 million from $444.1 million in the first nine months of fiscal year 2003, an increase of $1.4 million, or 0.3%. This increase was composed of $17.3 million increase in same-store revenues and an increase of $28.0 million from locations added in fiscal year 2004 and 2003. This increase was offset by a decrease of $44.1 million due to closed locations. Same-store revenues were particularly strong in the New York market as the same-store percentage increased 6.8% over the first nine months of last year compared with an increase of 0.5% in same-store sales outside of New York.

     Management contract revenues for the first nine months of fiscal 2004 increased to $96.8 million from $89.6 million in the first nine months of fiscal year 2003, an improvement of $7.2 million or 8.0%. The increase resulted primarily from an increase of $3.4 million due to new locations and partnerships and an increase of $3.8 million due to improved insurance program revenue.

     Cost of parking in the first nine months of 2004 decreased to $401.2 million from $411.9 million in the first nine months of 2003, a decrease of $10.7 million or 2.6%. During the first nine months of fiscal 2004, the Company had a $4.5 million decrease in payroll due in large part to reduced overtime, a decrease of $1.4 million for rent expense, a decrease of $0.6 million for supplies, a decrease of $0.6 million for snow removal, a decrease of $0.3 million for professional services and a reduction of other expenses of $3.3 million. Rent expense as a percentage of parking revenues decreased to 51.0% during the nine months ended June 30, 2004, from 51.5% in the first nine months ended June 30, 2003. Payroll and benefit expenses were 18.4% of parking revenues during the first nine months of fiscal 2004 as compared to 19.5% in the comparable prior year period. Cost of parking as a percentage of parking revenues decreased to 90.1% in the first nine months of fiscal 2004 from 92.8% in the first nine months of fiscal 2003.

     Cost of management contracts in the first nine months of fiscal 2004 decreased to $42.8 million from $48.5 million in the comparable period in 2003, a decrease of $5.7 million or 11.8%. The decrease was primarily due to a decrease of $3.7 million in bad debt expense, a decrease of $1.8 million in insurance claims expense and a decrease of $0.2 million in equipment lease expense. Cost of management contracts as a percentage of management contract revenue decreased to 44.2% for the first nine months of 2004 from 54.2% for the same period in 2003.

     General and administrative expenses decreased to $55.0 million for the first nine months of fiscal 2004 from $66.2 million in the first nine months of fiscal 2003. This decrease is due to reduced payroll of $9.1 million and reduced legal and professional services of $1.3 million. Miscellaneous other expenses of $0.8 million comprise the remainder of the year to date decrease. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 10.1% for the first nine months of fiscal 2004 compared to 12.4% for first nine months of fiscal 2003.

     Net property-related gains for the nine months ended June 30, 2004 was $5.7 million. The $5.7 million gain was comprised of a gain on sale of property of $12.0 million partially offset by, a $4.5 million lease buy out and $1.8 million of impairments of contract rights, leasehold improvements and deferred expenses related to locations which management plans to continue to operate. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related losses for the nine months ended June 30, 2003, were comprised primarily of the impairment of contract rights and deferred expenses related to six locations in New York.

     Operating results from certain disposals of parking facilities are reflected as discontinued operations. Gains, losses and impairments resulting from the designation of a parking facility as held-for-sale are reflected as discontinued operations unless the Company intends to sell the property with the right to manage it. For the nine months ended June 30, 2004, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $1.5 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of these locations discontinued in fiscal 2004 as discontinued operations net of related income taxes. For the nine months ended June 30, 2003, the Company had a loss from discontinued operations of $0.6 million.

     Interest expense and interest on subordinated convertible debentures decreased to $15.3 million for the first nine months of fiscal 2004 from $16.5 million in the first nine months of fiscal 2003, a decrease of $1.2 million or 7.3%. The decrease was attributed to a decrease in the amount of debt outstanding for the first nine months of fiscal 2004. A decrease in amortization of deferred finance costs on the Company’s Credit Facility during 2004 was offset by an increase in letter of credit costs.

     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $315.6 million during the nine months ended June 30, 2004, at a weighted average interest rate of 5.85% compared to a weighted average balance outstanding of $361.4 million at a weighted average rate of 5.70% during the nine months ended June 30, 2003. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.

     Equity in partnership and joint venture (losses) earnings decreased to $(2.4) million for the first nine months of fiscal 2004 from $1.8 million in the first nine months of fiscal 2003, a decrease of $4.2 million. The decrease is related to operating results for the Company’s 50% owned, non-consolidated affiliate in Mexico. During the second quarter of fiscal 2004, the Company’s Mexican affiliate reported to the Company that the affiliate would be taking certain impairments and losses as part of the year-end audit performed by independent auditors. As the entity is a 50% owned, non-consolidated investment, results are recorded on the equity method. The losses reported to us were mostly non-cash, and totaled $2.6 million. Of this amount, $1.5 million was related to the second quarter of 2004 and $1.1 million related to prior periods. The $1.5 million second quarter impact is the result of non-cash impairments, primarily related to notes receivable and other assets. The prior-period impact is due to corrections in the recording of equipment leases, and interest-expense accruals. Due to the immateriality of the effect on any one prior period, the total adjustment was made in the second quarter of 2004.

     The Company recorded an income tax expense on earnings from continuing operations of $13.3 million for the first nine months of fiscal 2004 as compared to income tax benefit of $4.6 million in the first nine months of fiscal 2003, a change of $17.9 million. The effective tax rate on earnings (loss) from continuing operations before income taxes for the first nine months of fiscal 2004 was 40.6% compared to 40.3% for the first nine months of fiscal 2003. The change in the effective tax rate is due primarily to the change in the relationship of the amount of earnings from minority interest, net of tax and the non-consolidated affiliates which are recorded net of tax. The tax rate on operating earnings, excluding non-consolidated affiliates and minority interest, was 38% for the third quarter ended June 30, 2004 and 2003.

Liquidity and Capital Resources

     Operating activities for the nine months ended June 30, 2004 provided net cash of $28.7 million, compared to $16.5 million of cash provided by operating activities for the nine months ended June 30, 2003. Net earnings from continuing operations of $19.4 million, depreciation and amortization of $24.8 million, deferred income taxes of $4.3 million, equity in partnership and joint venture losses of $2.4 million, minority interest, net of tax of $2.4 million offset by property related gains of $5.7 million, offset by net increases in operating assets and net decreases in operating liabilities aggregating $21.2 million, and $1.0 million in discontinued operations, account for the majority of the cash provided by operating activities during the first nine months of fiscal 2004.

     Investing activities for the nine months ended June 30, 2004 provided net cash of $49.6 million, compared to $38.3 million of net cash used in investing activities for the same period in the prior year. Purchases of property, equipment and leasehold improvements of $12.2 million and the purchase of contract and lease rights of $4.5 million offset by proceeds from disposition of property and equipment of $62.0 million and other investing activities of $4.2 million, accounted for the majority of the cash provided by investing activities in the first nine months of fiscal 2004. The $62.0 million of proceeds from disposition consists primarily of $42.8 million received from the sale of eleven properties and $19.2 million received from Connex as part of the conversion of the United Kingdom rail contract from a leased arrangement to a management agreement. The proceeds received from Connex represent reimbursement of up-front monies, capital expenditures, value-added taxes and other accrued liabilities. Purchases of property, equipment and leasehold improvements of $52.0 million and purchases of contract and lease rights of $7.2 million, offset by proceeds from disposition of property and equipment of $17.9 million and other investing activities of $3.0 million, accounted for the majority of the cash used by investing activities in the first nine months of fiscal 2003.

     Financing activities for the nine months ended June 30, 2004 used net cash of $80.5 million, compared to $21.0 million provided in the same period in the prior year. Principal repayments on revolving credit of $59.0 million, principal repayments on notes payable and capital lease obligations of $21.4 million, payment to minority interest partners of $3.2 million, and dividends paid of $1.6 million offset by proceeds from issuance of notes payable of $1.9 million, and issuance of common stock of $2.9 million comprised a majority of the cash used by financing activities for the nine months ended June 30, 2004. Principal repayments on revolving credit of $74.5 million, principal repayments on notes payable and capital leases of $78.3 million, payment to minority interest partners of $3.9 million and dividends paid of $1.6 million, offset by proceeds from issuance of notes payable of $176.3 million comprised a majority of the cash provided by financing activities for the nine months ended June 30, 2003.

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

     The Company amended the Credit Facility in June 2004. The amendment reduced the margin applied to the term loan by 75 basis points, which was included in the weighted average margin at June 30, 2004, and increased the standby letter of credit sub-limit by $30.0 million to $90.0 million. The Company uses its revolving loan to collateralize outstanding letters of credit. All other terms and conditions remained the same.

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of June 30, 2004 was 275 basis points. The amount outstanding under the Company’s Credit Facility was $158.1 million with a weighted average interest rate of 4.81% as of June 30, 2004. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the reduced Credit Facility ($322.2 million as of June 30, 2004) was $110.2 million at June 30, 2004, which is net of $53.9 million of stand-by letters of credit. The Company had deferred financing costs related to the Credit Facility of $7.1 million as of June 30, 2004 and $6.4 million as of June 30, 2003. The Company amortizes these costs over the term of the loan.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. The Company was in compliance with the covenants at June 30, 2004.

     If Central Parking identifies investment opportunities requiring cash in excess of Central Parking’s cash flows and the Credit Facility, Central Parking may seek additional sources of capital, including seeking to further amend the existing credit facility to obtain additional indebtedness.

     Future Cash Commitments

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2004 to be approximately $17 to $20 million, of which the Company has spent $10.4 million during the first nine months of fiscal 2004.

The following tables summarize the Company’s total contracted obligations and commercial commitments as of June 30, 2004 (amounts in thousands).

	Payments due by period
		Less than	1-2	3-4	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$192,066	$15,461	$22,254	$105,873	$48,478
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	1,364,921	227,052	366,229	232,724	538,916

Total contractual cash obligations	$1,635,072	$242,513	$388,483	$338,597	$665,479

	Amount of commitment expiration per period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$110,249	$—	$110,249	$—	$—
Guarantees	1,000	1,000	—	—	—
Other commercial commitments	2,640	2,640	—	—	—

Total commercial commitments	$113,889	$3,640	$110,249	$—	$—

     The Company has as part of the unused line of credit the ability to collateralize up to $90 million in stand-by letters of credit. As of June 30, 2004, the Company had $53.9 million of stand-by letters of credit outstanding.

     Other commercial commitments include guaranteed minimum payments to minority partners of certain partnerships.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Interest Rates

     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of June 30, 2004, the Company had $158.1 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 275 basis points. The term loan balance of the Credit Facility of $158.1 million is payable in quarterly installments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. There was no outstanding balance under the revolving credit loans as of June 30, 2004. The Company anticipates paying the scheduled quarterly payments from operating cash flows.

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

     The weighted average interest rate on the Company’s Credit Facility at June 30, 2004 was 4.81%. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $1.6 million based on the Company’s outstanding Credit Facility balance of $158.1 million at June 30, 2004.

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

     Foreign Currency Risk

     The Company’s exposure to foreign exchange risk is minimal. As of June 30, 2004, the Company had approximately GBP 0.4 million (USD $0.7 million) of cash and cash equivalents denominated in British pounds, EUR 1.0 million (USD $1.2 million) denominated in euros, CAD 1.9 million (USD $1.5 million) denominated in Canadian dollars, and USD $1.0 million denominated in various other foreign currencies. The Company also had EUR $0.9 million (USD $1.1 million) of notes payable denominated in euros at June 30, 2004. These notes bear interest at a floating rate EURIBOR plus 200 basis points or 4.08% as of June 30, 2004, and require monthly principal and interest payments through 2012. On June 25, 2004, the Company entered into a foreign exchange agreement to purchase GBP at a rate of 1.824 USD per GBP on June 29, 2004. The transaction was completed on July 1, 2004. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of June 30, 2004, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2004 are effective in timely alerting them to material information required to be included in the Company’s periodic reports and that such information is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting: There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and the fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004 in which plaintiffs added the Company’s independent auditor as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the Company filed motions to dismiss the lawsuit and the plaintiffs have responded to the motions to dismiss. On August 11, 2004, the court denied the Central defendants motions to dismiss. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

     The Company, Pepsi Cola Company, and several related Pepsi companies and individuals are co-defendants in a lawsuit filed in the 270th Judicial District Court in Harris County, Texas, by an individual, David Loftus, and three companies affiliated with Mr. Loftus known as PepsiPark USA, Inc. The plaintiffs in the suit allege, among other things, that the Company and Pepsi conspired to misappropriate a concept developed by the plaintiffs for selling Pepsi products and other vending machine products to parking customers. Plaintiffs allege substantial damages relating to the concept based on several causes of action, including breach of contract, misrepresentation, breach of fiduciary duties, fraud, conversion and unfair competition. The suit, which was initially filed on June 24, 2002, was amended on April 24, 2003, to add allegations against the Company for underpayment of percentage rent with respect to three parking lots leased to the Company by Mr. Loftus and related companies. The plaintiffs allege, among other things, breach of contract and fraud with respect to these parking lots, and are currently seeking damages for allegedly unpaid percentage rent of $1.3 million plus interest and attorneys fees and expenses which is in addition to the damages being sought in connection with the alleged misappropriation of plaintiff’s concept. The plaintiffs also are seeking unspecified exemplary damages. On May 9, 2003, the suit was again amended to add an allegation that the Company refused to implement the plaintiffs’ concept for selling vending machine products to parking lot customers to avoid liability for past underreporting of revenues. During mediation in June 2004, the Company and Pepsi Cola Company tentatively agreed with the plaintiff to settle the case for an undisclosed amount. The settlement is subject to the negotiation and execution of a definitive settlement agreement.

     The Company is currently arbitrating a rent dispute relating to a five-year real estate lease extension that has a base rent equal to the greater of $4.75 million annually or fair market value with an annual rent increase of 1.5% for each of the next succeeding four years. The landlord demanded an increase in rent of more than 50%, which the Company believes is substantially in excess of fair market value. The arbitration to determine fair market value is in its preliminary stages and the amount of the potential rent increase cannot currently be reasonably estimated.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3	Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4	Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5	Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6	Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1	Second Amendment to the Credit Facility dated June 4, 2004 by Bank of America, N.A. and Central Parking Corporation (filed herewith).

31.1	Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(a)

31.2	Certification of Mark Shapiro pursuant to Rule 13a-14(a)

32.1	Certification of Monroe J. Carell, Jr. pursuant to Section 1350

32.2	Certification of Mark Shapiro pursuant to Section 1350

(b) Reports on Form 8-K

     On May 5, 2004, the Company filed a current report on Form 8-K announcing its operating results for the second quarter ended March 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION

Date: August 13, 2004	By: /s/ MONROE J. CARELL, JR.

Monroe J. Carell, Jr.
Chairman and Chief Executive Officer

CENTRAL PARKING CORPORATION

Date: August 13, 2004	By: /s/ MARK SHAPIRO

Mark Shapiro
Senior Vice President and
Chief Financial Officer