Form 10-K
period 2004-09-30
CENTRAL PARKING CORP
filed 2004-12-14
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-13950

CENTRAL PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1052916

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2401 21st Avenue South, Suite 200, Nashville, Tennessee	37212

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 297-4255

Securities Registered Pursuant to Section 12(b) of the Act:	None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each Exchange on which registered

Common Stock, $0.01 par Value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 31, 2004 (the last business day of the most recently completed second fiscal quarter) was $299,901,728. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 6, 2004
Common Stock, $0.01 par value	36,586,434

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on February 17, 2005 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14 of this Form 10-K.

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

     The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news release and other public statements by the Company and incorporated by reference in this document:

-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to

-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed costs of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and to obtain performance and surety bonds on favorable terms;

-	successful implementation of the Company’s operating and growth strategy;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to effects of weather on travel and transportation patterns;

-	the impact of litigation, including but not limited to, the securities class action lawsuit pending against the Company;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under the heading “Risk Factors” included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

PART I

Item 1. Business

General

     Central Parking Corporation (“Central Parking” or the “Company”) is a leading provider of parking and related services. As of September 30, 2004, Central Parking operated 3,433 parking facilities containing 1,529,302 spaces in 38 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland.

     Central Parking operates or manages multi-level parking facilities and surface lots. It also provides ancillary services, including parking consulting, shuttle bus, valet, parking meter collection and enforcement, and billing services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases and fee ownership. As of September 30, 2004, Central Parking operated 1,615 parking facilities under management contracts and 1,626 parking facilities under leases. In addition, the Company owned 192 parking facilities either independently or through joint ventures.

Parking Industry

     The commercial parking services business is very fragmented, consisting of a few national companies and numerous small, privately held local and regional operators. Central Parking believes it has certain competitive advantages over many of these companies, including advantages of scale, financial resources and technology.

     During the 1980’s, the high level of construction activity in the United States resulted in a significant increase in the number of parking facilities. Since that time, construction activity has slowed and the primary growth opportunity for parking companies has become “take-aways” or competing with other parking operators for existing locations. Although some growth in revenues from existing operations is possible through redesign, increased operational efficiency, or increased facility use and prices, such growth is ultimately limited by the size of a facility and market conditions.

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

     Management continues to view privatization of certain governmental operations and facilities as an opportunity for the parking industry. For example, privatization of on-street parking fee collection and enforcement in the United Kingdom has provided significant opportunities for private sector parking companies. In the United States, several cities have awarded on-street parking fee collection and enforcement and parking meter service contracts to private sector parking companies such as Central Parking.

Growth Strategy

     Central Parking seeks to increase the number of profitable parking facilities it operates by focusing its marketing efforts on adding facilities at the local level, targeting real estate managers and developers with a national presence, pursuing strategic acquisitions of other parking service operators on a selective basis, and expanding its international operations. The key elements of Central Parking’s growth strategy are described below.

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

     Pursue Strategic Acquisitions

     A significant portion of the Company’s growth over the past six years has been through targeted acquisitions. Central Parking intends to continue to pursue acquisition opportunities on a selective basis. Central Parking’s acquisition strategy is to focus on opportunities that enable Central Parking to (i) become a more efficient provider in selected markets, (ii) generate economies of scale and cost savings, and (iii) increase cash flow.

     Pursue Privatization Opportunities and Airports

     The Company pursues privatization opportunities, including on-street parking fee collection and enforcement, shuttle services and airport parking management. The Company currently has contracts for parking meter collection and enforcement in 29 cities, including; Charlotte, North Carolina; Toledo, Ohio; Daytona Beach, Florida; and Edinburgh, Scotland. The Company currently provides airport parking management services to approximately 30 airports, including airports in Miami, New Orleans, Houston, and Detroit and Washington Dulles.

     Expand International Operations

     Management believes that there are international opportunities for parking companies, particularly companies that are interested in making significant investments in equipment and construction, either independently or with foreign partners. Central Parking typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities. Central Parking currently has operations in Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland. Approximately 7% of the Company’s total revenues, excluding reimbursed management costs, in fiscal year 2004 were from international operations.

Operating Strategy

     Central Parking seeks to to increase the revenues and profitability of its parking facilities through a variety of operating strategies, including the following:

     Manage Costs

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

     Opportunistic Sales of Properties.

     Through the years of operations, the Company has acquired a significant portfolio of real estate properties. In certain situations, some of these properties may increase in value significantly such that the best use for the property is something other than as a parking facility. In these situations, the Company will consider selling the property for a different use. During the fiscal year, the Company sold 14 properties for a total of $50.1 million and anticipates similar sales during the next fiscal year.

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

     Utilize Performance-Based Compensation

     Central Parking’s performance-based compensation system rewards managers at the general (city) manager level for the profitability of their respective areas of responsibility.

     Maintain Well-Defined Professional Management Organization

     In order to ensure professionalism and consistency in Central Parking’s operations, provide a career path opportunity for its managers, and achieve a balance between autonomy and accountability, Central Parking has established a structured management organization.

     For its managerial positions, Central Parking seeks to recruit college graduates or people with previous parking services or hospitality industry experience, and requires that they undergo a training program. New managers typically are assigned to a particular facility where they are supervised as they manage one to five employees. The Company’s management trainee program teaches a wide variety of skills, including organizational skills and basic management techniques. As managers develop and gain experience, they have the opportunity to assume expanded responsibility, be promoted to higher management levels and increase the performance-based component of their compensation. This well-defined structure provides a career path that is designed to be an attractive opportunity for prospective new hires. In addition, management believes the training and advancement program has enabled Central Parking to instill a high level of professionalism in its employees.

     Implement Technology

     Management believes that the Company’s application of technology to its operations represents a competitive advantage over smaller operators with more limited resources. Central Parking has implemented computerized access card tracking and accounting systems and automated paystations in certain of its facilities and is considering the implementation of automated payment and tracking systems at additional facilities.

     Strategically Expand Ancillary Service Offerings

     Central Parking provides services that are complementary to parking facility management. These services include consulting services (parking facility design, layout and utilization); on-street parking fee collection and enforcement services; parking and user fee collection and enforcement services in parks and recreational areas; shuttle bus and van services; automated paystations; accounts receivable billing systems and services; and airport luggage carts. These ancillary services did not constitute a significant portion of Central Parking’s revenues in fiscal year 2004, but management believes that the provision of ancillary services can be important in obtaining new business and preparing the Company for future changes in the parking industry.

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

     The Company seeks to distinguish itself from its competitors by combining a reputation for professionalism and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company’s clients include some of the nation’s largest owners, developers and managers of mixed-use projects, office buildings and hotels as well as municipalities and other governmental agencies and airport authorities. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), Houston Airport, Detroit Airport, Strategic Rail Authority Parking (London), the Prudential Center (Boston), Turner Field (Atlanta), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, the Rouse Company, Faison Associates, May Department Stores, Trizec Office Properties, Jones Lang LaSalle, Millenium Partners, Shorenstein and Crescent Real Estate. None of these clients accounted for more than 5% of the Company’s total revenues for fiscal year 2004.

Acquisitions

     The Company’s acquisition strategy is very selective and focuses primarily on acquisitions that the Company believes will enable it to become a more efficient and cost-effective provider in selected markets. The strategy also focuses on businesses that have the potential to enhance future cash flows and can be acquired at reasonable valuations. Central Parking believes it has the opportunity to recognize certain economies of scale by making acquisitions in markets where the Company already has a presence. Management believes acquisitions also can be an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel. The Company’s acquisitions over the last three years, all of which were accounted for under the purchase method of accounting, are as follows: USA Parking Systems, Inc. and Universal Park Holdings in October 2001; a 70% interest in Lexis Systems, Inc. in October 2001; Park One of Louisiana, LLC in January 2002; and Sterling Parking LTD in May 2003. No acquisitions were made in 2004. See Note 2 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Local

     At the local level, Central Parking’s sales and marketing efforts are decentralized and directed towards identifying new expansion opportunities within a particular city or region. Managers are trained to develop the business contacts necessary to generate new opportunities and monitor their local markets for take-away and outsourcing opportunities. Central Parking provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands, which is complemented by management support and marketing training through Central Parking’s corporate offices. By developing business contacts locally, Central Parking’s managers often get the opportunity to bid on projects when asset managers and property owners are dissatisfied with other operators and also learn in advance of possible new projects.

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

     International

     Central Parking’s international operations began in the early 1990’s with the formation of an international division. The Company typically enters foreign markets either through consulting projects or by forming joint ventures with established local entities. Consulting projects allow Central Parking to establish a presence and evaluate the prospects for growth in a given market without investing a significant amount of capital. Likewise, forming joint ventures with local partners allows Central Parking to enter new foreign markets with reduced operating and investment risks.

     Operations in London began in 1991 with a single consulting agreement and, as of September 30, 2004, had grown to 86 locations in the United Kingdom including four airports, eight rail operating companies and parking meter enforcement and ticketing services for thirteen local governments that have privatized these services. Central Parking began expansion into Mexico in July 1994 by forming a joint venture with Gaccion, (formerly Fondo Opcion), an established Mexican developer, and as of September 30, 2004, operated 105 facilities in Mexico. As of September 30, 2004, Central Parking also operated 142 facilities in Canada, 5 facilities in Spain, 7 in Poland, 25 in Chile, 9 in Venezuela, 12 in Colombia, 7 in Peru, 1 in Switzerland, and 6 in Greece. The Company also operates on-street parking services in the United Kingdom, Germany and the Republic of Ireland. In 1996, Central Parking acquired a

50% equity interest in a joint venture, which operated 19 facilities in Germany as of September 30, 2004. To manage its international expansion efforts, the Company has allocated responsibilities for international operations to the President of International Operations.

Operating Arrangements

Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

	September 30,
	2004	2003	2002
Managed	1,615	1,714	1,762
Leased	1,626	1,798	1,886
Owned	192	205	214

Total	3,433	3,717	3,862

     See Item 2. Properties for certain information regarding the Company’s managed, leased and owned facilities. The general terms and benefits of these types of arrangements are discussed below. Financial information regarding these types of arrangements is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Leases

     The Company’s leases generally require the payment of a fixed amount of rent, regardless of the amount of revenues or profitability generated by the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. In general, leased facilities require a longer commitment, a larger capital investment for the Company, and represent a greater risk than managed facilities due to the relatively fixed nature of expenses. However, leased facilities often provide a greater opportunity for long-term growth in revenues and profits. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and routine maintenance. In short to medium term leases, the Company is generally not responsible for structural, mechanical or electrical maintenance or repairs, or property taxes. However, the Company does often have these responsibilities in longer-term leases. Lease arrangements are typically for terms of three to twenty years, and generally provide for increases in base rent that are either pre-determined and recognized on a straight line basis or based on indices changes, such as the Consumer Price Index, and recognized when incurred.

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

     Joint Ventures

     The Company often seeks joint venture partners who are established local or regional real estate developers pursuing financing alternatives for development projects. Joint ventures typically involve a 50% interest in a development where the parking facility is a part of a larger multi-use project, allowing the Company’s joint venture partners to benefit from a capital infusion to the project. Joint ventures offer the revenue growth potential of ownership with a partial reduction in capital requirements. The Company has interests in joint ventures that own or operate parking facilities located in the United States as well as Mexico, Germany, Poland, Greece, Venezuela, Colombia and Peru.

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

Competition

     The parking industry is fragmented and highly competitive with relatively low barriers to entry. The Company competes with a variety of other companies to manage, lease and own parking facilities, and faces competition for customers and employees to operate parking facilities. Although there are relatively few large, national parking companies that compete with the Company, numerous companies, including real estate developers, hotel and property management companies, and national financial services companies either compete currently or have the potential to compete with parking companies. Municipalities and other governmental entities also operate parking facilities that compete with Central Parking. In addition, the Company faces competition from numerous regional and local parking companies and from owner-operators of facilities who are potential clients for the Company’s management services. Construction of new parking facilities near the Company’s existing facilities increases the competition for customers and employees and can adversely affect the Company’s business.

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

Seasonality

     The Company’s business is subject to a modest amount of seasonality. Historically, the Company’s results have been strongest during the quarters that end on December 31 and June 30. The Company attributes the relative weakness of the quarters that end on March 31 and September 30 to, among other factors, winter weather and summer vacations. There can be no assurance that this trend will continue in future years. For further discussion of this issue see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Insurance

     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $350,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. The Company purchases a worker’s compensation policy with a per claim deductible of $250,000. The Company utilizes a third party administrator to process and pay filed worker’s compensation claims. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels.

     Because of the size of the operations covered and its claims experience, the Company purchases liability insurance policies at prices that management believes represent a discount to the prices that would typically be charged to parking facility owners on a stand-alone basis. Pursuant to its management contracts, the Company charges its management clients for insurance at rates it believes are competitive. In each case, the Company’s management clients have the option of purchasing their own policies, provided the

Company is named as an additional insured. A reduction in the number of clients that purchase insurance through the Company could have a material adverse effect on the operating earnings of the Company. In addition, a material increase in insurance costs due to an increase in the number of claims, higher claims costs or higher premiums paid by the Company could have a material adverse effect on the operating earnings of the Company. In this regard, the Company has experienced a substantial increase in the premiums it pays for insurance in recent years and the Company has experienced a significant increase in claims costs, including liability, group health, and worker’s compensation. These increased costs have adversely affected the Company’s profitability. The Company has been able to recover a portion of these increased costs through cost sharing programs, however, there can be no assurance the Company will be able to fully recover or reduce these increased costs.

Regulation

     The Company’s business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate parking facilities. The facilities in New York City are, for example, subject to extensive governmental restrictions concerning numbers of cars, pricing, structural integrity and certain prohibited practices. Many cities impose a tax or surcharge on parking services, which generally range from 10% to 50% of revenues collected. Several state and local laws have been passed in recent years that encourage car-pooling and the use of mass transit or impose certain restrictions on automobile usage. These types of laws have adversely affected the Company’s revenues and could continue to do so in the future. An example was the restrictions imposed by the City of New York in the wake of the September 11 terrorist attacks, which included street closures, traffic flow restrictions and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. Although these restrictions have been eased, the City of New York has considered other actions, including higher tolls, increased taxes and vehicle occupancy requirements in certain circumstances, which could adversely impact the Company. The Company is also affected by zoning and use restrictions, increases in real estate taxes, and other laws and regulations that are common to any business that owns real estate.

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

Employees

     As of September 30, 2004, the Company employed 22,537 individuals, including 17,410 full-time and 5,127 part-time employees. Approximately 4,300 U.S. employees are represented by labor unions. Various union locals represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company’s employees are represented by labor unions include Washington, D.C., Miami, Detroit, Philadelphia, San Francisco, Jersey City, Newark, Atlantic City, Pittsburgh, Los Angeles, St. Louis, Columbus, Chicago and San Juan, Puerto Rico. The Company frequently is engaged in collective bargaining negotiations with various union locals but has not experienced any significant labor strikes. Management believes that the Company’s employee relations are good.

Service Marks and Trademarks

     The Company has registered the names CPC, Central Parking System and Central Parking Corporation, and its logo with the United States Patent and Trademark Office and has the right to use them throughout the United States except in certain areas, including the Chicago and Atlantic City areas where two other companies have the exclusive right to use the name “Central Parking.” The Company also owns registered trademarks for Square Industries, Kinney System, Allied Parking and Allright Parking and operates various parking locations under those names. The Company uses the name “Chicago Parking System” in Chicago and “CPS Parking” in Seattle and Milwaukee. The Company has registered the name “Control Plus” and its symbol in London and has registered that name and symbol in association with its on-street parking activities in Richmond, Virginia. The Company has registered the name “Centra” and its symbol in London in connection with the Company’s transportation operations. The Company has registered, or intends to register, its name and logo in various international locations where it does business.

Foreign and Domestic Operations

     For information about the Company’s foreign and domestic operations refer to Note 17 to the Consolidated Financial Statements.

Available Information

     The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of the Company’s reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains the Company’s reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.parking.com. The Company also makes available, free of charge through the Company’s website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 2. Properties

     The Company’s facilities, as of September 30, 2004, are organized into 8 segments which are subdivided into 23 regions as detailed below. Each region is supervised by a regional manager who reports directly to one of the senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company’s operations in a particular city. The following table summarizes certain information regarding the Company’s facilities as of September 30, 2004

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces
Segment 1
Los Angeles	Los Angeles, Orange County, San Diego Burbank Airport, Las Vegas	118	50	64	4	40,639	2.66%
San Francisco	San Francisco, Oakland, Sacramento	82	49	33	—	16,895	1.10%
Seattle	Salt Lake City, Seattle, Vancouver	80	25	54	1	18,282	1.20%
Denver	Denver, Phoenix, Albuquerque, El Paso	166	66	85	15	53,819	3.52%

	Total Segment 1	446	190	236	20	129,635	8.49%

Segment 2
Boston	Boston, Hartford, Manchester, Providence	129	58	65	6	92,975	6.07%
New York	New Jersey, New York City, Poughkeepsie, Stamford , Atlantic City	432	207	213	12	166,383	10.87%
Philadelphia	Philadelphia, Harrisburg Airport	85	38	42	5	65,535	4.28%

	Total Segment 2	646	303	320	23	324,893	21.22%

Segment 3
USA Parking		101	77	22	2	57,683	3.76%

	Total Segment 3	101	77	22	2	57,683	3.76%

Segment 4
Mexico	Mexico	105	60	45	—	58,344	3.81%
South America	Puerto Rico, Chile, Venezuela, Colombia, Peru, San Juan, Dominican Republic	79	55	24	—	35,946	2.28%
Europe	London, Ireland, Czech Republic, Spain, Poland, Greece, Switzerland, Germany	128	96	31	1	112,276	7.33%

	Total Segment 4	312	211	100	1	206,566	13.42%

Segment 5
Nashville	Nashville	97	34	52	11	51,317	3.35%

	Total Segment 5	97	34	52	11	51,317	3.35%

Segment 6
Cincinnati	Indianapolis, Louisville, Lexington, Boone Co. Airport, Cincinnati, Columbus, Cleveland, Columbus Airport	164	56	91	17	61,449	4.03%
Canada	Detroit, Detroit Airport, Toledo, Toronto, Ottawa, Montreal, Calgary, Toronto Pearson Airport	135	96	37	2	116,728	7.61%
Chicago	Chicago, Minneapolis, Milwaukee, Gen. Mitchell Airport	144	49	82	13	61,284	4.00%
St. Louis	St. Louis, Kansas City, St. Louis Airport, Omaha, Memphis, Oklahoma	227	93	121	13	66,730	4.49%

	Total Segment 6	670	294	331	45	306,191	20.13%

Segment 7
Washington, DC	Washington, DC, Baltimore, Richmond, Roanoke, Roanoke Airport, Richmond Airport	232	90	128	13	75,173	4.91%
Upper New York	Rochester, Buffalo, Binghamton, Syracuse, Pittsburgh, Wilkes-Barre, Charleston, WV	139	64	60	16	41,954	2.76%

	Total Segment 7	371	154	188	29	117,127	7.65%

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces
Segment 8
Florida	Jacksonville, Tampa, Orlando	82	45	35	2	40,151	2.61%
Atlanta	Atlanta, Miami	110	62	39	9	65,494	4.30%
New Orleans	Mobile, New Orleans, Baton Rouge, New Orleans Airport, Jackson	128	44	79	5	39,496	2.58%
Houston	Houston, Houston Airport, Oklahoma City, Tulsa, Dallas, Austin, San Antonio, Ft. Worth	296	119	139	38	139,763	9.13%
Charlotte	Birmingham, Charlotte, Columbia, Charleston, SC, Knoxville, Chattanooga	174	82	85	7	50,986	3.34%

	Total Segment 8	790	352	377	60	335,890	21.96%

Total		3,433	1,615	1,626	192	1,529,302	100.0%

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

A summary of the facilities operated domestically and internationally by Central Parking as of September 30, 2004 is as follows:

						Percent
	Managed	Leased	Owned	Total	Spaces	of Total
Total U.S. and Puerto Rico	1,360	1,456	189	3,005	1,271,568	83.1%

United Kingdom	78	7	1	86	91,691	6.0
Mexico (1)	60	45	0	105	58,344	3.8
Canada	64	76	2	142	64,135	4.2
Venezuela	4	5	0	9	8,322	0.5
Germany (1)	6	13	0	19	8,300	0.5
Chile	17	8	0	25	8,178	0.5
Greece	5	1	0	6	6,056	0.4
Peru	7	0	0	7	3,638	0.2
Spain	1	4	0	5	1,573	0.1
Poland	2	5	0	7	1,558	0.1
Colombia	7	5	0	12	2,841	0.2
Ireland	4	0	0	4	2,773	0.2
Switzerland	0	1	0	1	325	0.0

Total foreign	255	170	3	428	257,734	16.9

Total facilities	1,615	1,626	192	3,433	1,529,302	100%

(1)	Operated through unconsolidated 50% owned joint ventures

The table below sets forth certain information regarding the Company’s managed, leased and owned facilities in the periods indicated.

	Year Ended September 30,
	2004	2003	2002
Managed Facilities:
Beginning of year	1,714	1,762	1,869

Acquired or merged during year	—	9	71
Added during year	225	236	264
Consolidated during year	(18)	(44)	(193)
Deleted during year	(306)	(249)	(249)

End of year	1,615	1,714	1,762

Renewal Rate (1)	84.2%	87.5%	88.7%

	Year Ended September 30,
	2004	2003	2002
Leased Facilities:
Beginning of year	1,798	1,886	1,950

Acquired or merged during year	—	9	27
Added during year	108	164	207
Consolidated during year	(59)	(33)	(37)
Deleted during year	(221)	(228)	(261)

End of year	1,626	1,798	1,886

Owned Facilities (2):
Beginning of year	205	214	219

Purchased during year	2	9	7
Closed or sold during year	(15)	(18)	(12)

End of year	192	205	214

Total facilities (end of year)	3,433	3,717	3,862

Net reduction in number of facilities:
Managed	(5.8)%	(2.7)%	(5.7%)
Leased	(9.6)%	(4.7)%	(3.2%)
Owned	(6.3)%	(4.2)%	(2.3%)
Total facilities	(7.6)%	(3.8)%	(4.4%)

(1)	The renewal rate calculation is 100% minus deleted locations divided by the sum of the beginning of the year, acquired and added during the year for management locations.

(2)	Includes the Company’s corporate headquarters in Nashville, Tennessee.

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

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plantiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. The parties have agreed to participate in non-binding mediation, and trial has been scheduled for September 6, 2005. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

     In October 2004, two shareholders filed separate derivative complaints asserting breaches of fiduciary duty by certain present and former officers and directors of the Company. The Company was named as a nominal defendant in these cases. No demand to initiate either action was made prior to the filing of these lawsuits. The complaints allege that the defendants breached their fiduciary duty by failing to insure that the Company maintained adequate internal controls over its financial reporting regarding accounts payable and receivables. These cases have been consolidated under the name Earl Porter, Derivatively on Behalf of Nominal Defendant, Central Parking Corporation v. James H. Bond, Monroe J. Carell, Jr., Cecil Conlee, Hiram A. Cox, Lewis Katz, Edward G. Nelson, William C. O’Neil, Jr., Julia Carell Stadler, Richard H. Sinkfield, and William J. Vareschi, Jr., Docket No. 04-2857-I, Chancery Court for the State of Tennessee, Davidson County. The individual defendants have filed a motion for summary judgement or, in the alternative, to dismiss the case. The parties have tentatively agreed to participate in non-binding mediation of these claims, but the litigation is in its preliminary stages, and no prediction can be made regarding the ultimate outcome.

     The Company arbitrated a rent dispute relating to a five-year real estate lease extension that began in December 2003. The extension provided for a base rent equal to the greater of $4.75 million annually or fair market value, with an annual rent increase of 1.5%. On December 13, 2004, the arbitrator ruled that the annual base rent would increase to $7.45 million for the five-year extension period.

Item 4. Submission of Matters to a Vote of Security-Holders

     No matter was submitted to a vote of the Company’s security-holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     (a) The Registrant’s common stock is listed on the NYSE under the symbol “CPC.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported by the NYSE.

	High	Low
FISCAL YEAR 2004
First Quarter	$15.32	$11.27
Second Quarter	21.70	14.88
Third Quarter	21.26	17.18
Fourth Quarter	19.85	13.20
Twelve months	21.70	11.27
FISCAL YEAR 2003
First Quarter	$24.10	$18.01
Second Quarter	19.38	8.13
Third Quarter	12.69	8.15
Fourth Quarter	15.45	12.13
Twelve months	24.10	8.13

     (b) There were, as of September 30, 2004, approximately 6,862 holders of the Company’s common stock, based on the number of record holders of the Company’s common stock and an estimate of the number of individual participants represented by security position listings.

     (c) Since April 1997, Central Parking has distributed a quarterly cash dividend of $0.015 per share of Central Parking common stock. The Company’s Board currently intends to declare a cash dividend each quarter depending on Central Parking’s profitability and future capital requirements. Central Parking reserves the right, however, to retain all or a substantial portion of its earnings to finance the operation and expansion of Central Parking’s business. As a result, the future payment of dividends will depend upon, among other things, the Company’s profitability, capital requirements, financial condition, growth, business opportunities, and other factors that the Central Parking Board may deem relevant, including restrictions in any then-existing credit agreement. The Company’s existing credit facility contains certain covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness, and limit the amount of dividends payable; however, the Company does not believe these restrictions limit its ability to pay currently anticipated cash dividends. In addition, Central Parking Finance Trust (the “Trust”), a Delaware statutory business trust, of which all of the common securities are owned by the Company, has issued preferred securities (the “Trust Issued Preferred Securities”) and has invested the proceeds thereof in an equivalent amount of 5.25% Convertible Subordinated Debentures (“Convertible Debentures”) of the Company. Pursuant to the Convertible Debentures, the Company is prohibited from paying dividends on its common stock if the quarterly distributions on the Trust Issued Preferred Securities are not made. See Note 10 to the Consolidated Financial Statements.

     (d) The following table is for the presentation of securities authorized for issuance under equity compensation plans as of September 30, 2004.

	Number of securities to be		Number of securities remaining available
	issued upon exercise of	Weighted-average exercise	for future issuance under equity
	outstanding options,	price of outstanding	compensation plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securities holders	4,741,596	$17.70	2,039,763
Equity compensation plans not approved by securities holders	—	—	—

Total	4,741,596	$17.70	2,039,763

Item 6. Selected Financial Data

     Selected financial data of the Company is set forth below for each of the periods indicated. Certain of the statement of operations, per share, and balance sheet data were derived from the audited consolidated financial statements of the Company. All of the information set forth below should be read in conjunction with Item 8. Company’s “Financial Statements and Supplementary Data” and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Amounts in thousands, except share and employee data

	Year Ended September 30,
						2004 vs. 2003
	2004	2003	2002	2001	2000	Increase (Decrease)
STATEMENT OF OPERATIONS DATA:
Revenues:
Parking	$585,798	$589,383	$579,390	$588,481	$615,990	$(3,585)	(0.6)%
Management contract and other	127,052	119,520	116,899	98,701	99,232	7,040	5.9

	712,850	708,903	696,289	687,182	715,222	3,455	0.5
Reimbursement of management contract expenses	458,688	418,058	390,306	373,413	312,709	40,630	9.7

Total revenues	1,171,538	1,126,961	1,086,595	1,060,595	1,027,931	44,085	3.9
Expenses:
Total before merger costs	664,335	696,151	628,550	618,394	631,739	(32,916)	(4.7)
Merger costs	—	—	—	—	3,747	—	NM
Reimbursed management contract expenses	458,688	418,058	390,306	373,413	312,709	40,630	8.9
Property-related (losses) gains, net	7,661	(7,560)	(4,986)	(7,026)	(1,885)	15,221	201.3

Operating earnings	56,176	5,192	62,753	61,762	77,851	51,592	993.7
Percentage of operating earnings to total revenues, excluding reimbursement of management contract expenses	8.0%	0.7%	9.0%	9.0%	10.9%
Interest expense, net	(15,601)	(17,304)	(10,449)	(17,435)	(22,672)	1,703	13.0
Gain on repurchase of subordinated convertible debentures	—	—	9,245	—	—	—	—
Gain on sale of non-operating assets	—	3,279	—	—	—	(3,279)	(100.0)
Equity in partnership and joint venture (losses) earnings	(2,984)	2,212	2,703	3,151	8,162	(5,196)	(234.9)

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	37,591	(6,621)	64,252	47,478	63,341	44,820	676.9
Minority interest	(2,999)	(4,052)	(4,765)	(3,502)	(3,334)	1,053	26.0
Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting changes	34,592	(10,673)	59,487	43,976	60,007	45,873	429.8
Income tax benefit (expense)	(14,606)	4,437	(19,869)	(17,063)	(23,254)	(19,283)	(434.6)
Income tax percentage of earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	42.2%	41.6%	33.4%	38.8%	38.8%
Cumulative effect of accounting changes, net of tax (1)	—	—	(9,341)	(259)	—	—	NM

Earnings (loss) from continuing operations	19,986	(6,236)	30,277	26,654	36,753	26,590	426.4

Discontinued operations, net of tax	(2,993)	1,709	3,491	(801)	(314)	(4,702)	(275.1)

Net earnings (loss)	$16,993	$(4,527)	$33,768	$25,853	$36,439	$21,888	483.5%

Percentage of net earnings (loss) to total revenues, excluding reimbursement of management contract expenses	2.4%	(0.6)%	4.8%	3.8%	5.1%

	Year Ended September 30,
							2004 vs. 2003
	2004	2003		2002	2001	2000	Increase (Decrease)
PER SHARE DATA:
Earnings (loss) from continuing operations before cumulative effect of accounting changes - basic	$0.55		$(0.18)	$1.10	$0.75	$1.01	$0.74	414.5%
Cumulative effect of accounting changes, net of tax	—		—	(0.26)	(0.01)	—	—	—
Discontinued operations, net of tax	(0.08)		0.05	0.10	(0.02)	(0.01)	(0.13)	(273.6)

Net earnings (loss) - basic	$0.47	$	(0.13)	$0.94	$0.72	$1.00	$0.61	476.9%

Earnings (loss) from continuing operations before cumulative effect of accounting changes - diluted	$0.55		$(0.18)	$1.09	$0.75	$1.00	$0.74	415.5%
Cumulative effect of accounting changes, net of tax	—		—	(0.26)	(0.01)	—
Discontinued operations, net of tax	(0.08)		0.05	0.10	(0.02)	(0.01)	(0.13)	(273.6)

Net earnings (loss) -diluted	$0.47	$	(0.13)	$0.93	$0.72	$0.99	$0.61	469.2%

Basic weighted average common shares outstanding	36,346		36,034	35,849	35,803	36,365	312	0.9%
Diluted weighted average common shares outstanding	36,555		36,034	36,211	36,015	36,735	521	1.4%
Dividends per common share	$0.06		$0.06	$0.06	$0.06	$0.06	$—	—%
Net book value per common share outstanding at September 30	$11.90		$11.52	$11.57	$10.66	$10.19	$0.38	3.3%

	As of September 30,
						2004 vs 2003
	2004	2003	2002	2001	2000	Increase (Decrease)
BALANCE SHEET DATA:
Cash and cash equivalents	$27,628	$31,572	$33,498	$41,849	$43,214	$(3,944)	(14.4)%
Working capital	(59,123)	7,656	(92,805)	(79,251)	(89,252)	(66,779)	(872.2)
Goodwill	232,562	230,312	242,141	250,630	264,756	2,250	1.0
Total assets	921,371	1,001,177	998,884	986,881	1,022,305	(79,806)	(8.0)
Long-term debt and capital lease obligations, less current portion	159,188	266,961	207,098	208,885	239,285	(107,773)	(40.4)
Subordinated convertible debentures	78,085	78,085	78,085	110,000	110,000	—	—
Shareholders’ equity	435,033	416,526	415,804	381,446	370,257	18,507	4.4

	Year Ended September 30,
						2004 vs 2003
	2004	2003	2002	2001	2000	Increase (Decrease)
OTHER DATA:
Depreciation and amortization	$32,635	$35,173	$34,500	$44,263	$44,612	$(2,538)	7.2%
Employees (2)	22,537	21,187	18,100	18,800	16,200	1,350	6.3
Number of shareholders (2)	6,862	8,400	7,100	6,500	7,300	(1,538)	18.3
Market capitalization (in millions) (3)	$484,000	$443,000	$724,000	$501,000	$720,000	$41,000	9.3
Return on average equity (4)	4.1%	(1.1)%	8.5%	6.9%	10.2%

(1)	Reflects the Company’s adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 142 for the transitional impairment of goodwill of $9.3 million, net of tax of $28 thousand. Reflects the Company’s adoption in 2001 of Staff Accounting Bulletin (SAB) 101 related to revenue recognition of $259 thousand, net of tax of $171 thousand.

(2)	Reflects information as of September 30 of the respective fiscal year.

(3)	Based on number of shares outstanding and closing market price as of September 30.

(4)	Reflects return on equity calculated using fiscal year net earnings (loss) divided by average shareholders’ equity for the fiscal year.

NM	Not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Revenues from leased and owned properties are categorized in the Company’s financial statements as parking revenues. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation, maintenance, insurance and general operating expenses. The Company experienced a net decline in the number of leased and owned locations in 2004 of 185 locations (110 additional leased and owned locations offset by 236 lost or sold locations and 59 locations that were converted to management agreements or consolidated with existing locations). Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, benefits administration, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company experienced a net decline in the number of managed facilities in 2004 of 99 locations (225 additional managed locations offset by 324 lost locations during the year).

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

     This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U. S. generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements included herein for the year ended September 30, 2004, the following involve a higher degree of judgment and complexity:

     Impairment of Long-Lived Assets and Goodwill

     As of September 30, 2004, the Company’s long-lived assets were comprised primarily of $380.3 million of property, equipment and leasehold improvements and $89.0 million of contract and lease rights. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2004, the Company had $232.6 million of goodwill. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

     The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $5.5 million in property related losses and an additional $1.3 million in discontinued operations during the year ended September 30, 2004 as a result of certain locations that were either under performing, terminated, disposed, or prematurely closed. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. For the fiscal year ended September 30, 2003, the Company recorded $7.6 million of impairment charges related to long-lived assets in continuing operations and $4.4 million of impairment charges related to long-lived assets in discontinued operations.

     Contract and Lease Rights

     As of September 30, 2004, the Company had $89.0 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

     Allowance for Doubtful Accounts

     As of September 30, 2004, the Company had $50.1 million of trade receivables, including management accounts receivable and accounts receivable - other. Additionally, the Company had a recorded allowance for doubtful accounts of $3.2 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations. As of September 30, 2003, the Company had $49.6 million of trade receivables, including management accounts receivable and accounts receivable — other.

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

     Insurance

     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $350,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. In addition, the Company’s worker’s compensation program has a deductible of $250,000. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimable, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company engages an actuary to assist in determining the estimated liabilities for customer injury, employee medical costs and worker’s compensation claims. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.

     Income Taxes

     The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2005 and 2018. The ability of the Company to fully utilize these net operating losses to offset taxable income is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in the determination of the Company’s deferred tax asset valuation allowance. The valuation allowance was established for certain net operating loss carry forwards where their recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances.

     During fiscal year 2003, the Company eliminated deferred tax valuation allowances on acquired operating loss carry forwards totaling $11,949,000, because management determined that the deferred tax assets from these operating loss carry forwards would be realized. Since these deferred tax assets were obtained from previous acquisitions where goodwill was recorded, the Company reduced such goodwill by the amount of the elimination of the deferred tax valuation allowance.

Results of Operations

     Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

     Parking revenues in fiscal year 2004 decreased to $585.8 million from $589.4 million in fiscal year 2003, a decrease of $3.6 million, or 0.6%. The decrease resulted from the conversion of certain contracts from lease agreements to management agreements which totaled $15.3 million, partially offset by a net gain of $11.6 million in revenues from new locations. The Company experienced an increase in same store sales of $4.0 million for fiscal year 2004 compared to fiscal year 2003 for the Company.

     Management contract and other revenues (excluding reimbursement of management contract expenses) increased in fiscal year 2004 to $127.1 million from $119.5 million in fiscal year 2003, an increase of $7.6 million, or 6.3%. The majority of the increase is due to the conversion of certain contracts from lease arrangements to management agreements and $3.8 million of new business and increased ancillary income.

     Cost of parking in fiscal year 2004 decreased to $534.6 million or 91.3% of parking revenues from $547.2 million or 92.8% of parking revenues in fiscal year 2003, a decrease of $12.6 million, or 2.3%. The decrease is primarily due to a decrease in payroll expense of $5.7 million, lower rent expense of $2.4 million, $2.6 million decrease in depreciation expense, $1.5 million decrease in supplies, and $0.4 million decrease in snow removal and other expenses.

     Cost of management contracts in fiscal year 2004 decreased to $58.2 million from $65.6 million in fiscal year 2003. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, was 45.8% in fiscal year 2004 compared to 54.9% in fiscal year 2003. The decrease in cost was primarily caused by a decrease of $3.9 million in bad debt expense, a decrease in commercial and employment claims of $1.4 million, a decrease of $1.0 million of liability insurance expense, and $1.0 million decrease in other miscellaneous costs.

     General and administrative expenses decreased to $71.9 million in 2004 from $83.4 million in 2003, a decrease of $11.5 million, or 13.8%. This decrease is due to a reduction of $5.3 million in severance expense, $4.8 million in compensation expense, and $1.4 million in professional fees and other expenses. General and administrative expenses decreased as a percentage of total revenue (excluding reimbursement of management contract expenses) to 10.1% in 2004 from 11.8% in 2003.

     Net property-related gains for fiscal year 2004 were $7.7 million compared to losses of $7.6 million in fiscal year 2003. The $7.7 million gain was comprised of a $6.3 million gain on the sale of property in New York, a $5.8 million gain on the sale of property in Rhode Island and $2.2 million of gains on other properties sold, which the Company plans to continue to operate. The gains on the sale of property were offset by $6.6 million of impairments of contract rights, deferred expenses and leasehold improvements related to locations which management plans to continue to operate. The $7.6 million loss in 2003 was comprised of impairments of $3.6 million of contract rights and deferred expenses and $4.0 million of leasehold improvements related to locations which management plans to continue to operate. Impairment charges recognized in fiscal year 2004 and 2003 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds. Management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets.

     The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be reflected as discontinued operations. For fiscal year 2004, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in loss from cost of parking as a percent of revenues is anticipated to increase in fiscal year 2005 due to rent escalations and arbitration results. See Item 3 for additional information.

discontinued operations of $3.0 million. Included in discontinued operations in 2004 is $1.9 million of losses from the sale of property and $1.3 million of impairment charges related to certain properties held for sale, offset by earnings from discontinued operations of $0.2 million. The Company’s 2003 and 2002 results were reclassified to reflect the operations of these locations as discontinued operations, net of related income taxes.

     Interest income in fiscal year 2004 increased to $4.9 million from $4.7 million in fiscal year 2003. Interest expense decreased in fiscal year 2004 to $20.5 million from $22.0 million in fiscal year 2003 due primarily to a decrease in the average balance outstanding in 2004. The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $306.3 million during the fiscal year ended September 30, 2004, at a weighted average interest rate of 5.9% compared to a weighted average balance outstanding of $361.0 million at a weighted average rate of 5.8% during the fiscal year ended September 30, 2003. Deferred finance costs were included in the calculation of the weighted average interest rate.

     On June 28, 2002, the Company repurchased 138,800 shares of the subordinated convertible debentures for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of the subordinated convertible debentures for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the subordinated convertible debentures for $10.0 million. For the year ended September 30, 2002, these transactions resulted in pre-tax gains of $9.2 million, net of write-downs of a proportionate share of the related deferred finance costs of $0.9 million. There were no purchases in either fiscal year 2003 or 2004.

     Equity in partnership and joint venture (losses) earnings was a loss of $3.0 million in fiscal year 2004 compared to earnings of $2.2 million in fiscal year 2003. The decrease is primarily related to operating results for the Company’s 50% owned, non-consolidated affiliate in Mexico. During the second quarter of fiscal 2004, the Company’s Mexican affiliate reported to the Company that the affiliate would be taking certain impairments and losses as part of the year-end audit performed by independent auditors. As the entity is a 50% owned, non-consolidated investment, results are recorded on the equity method. The losses reported to us were mostly non-cash, and totaled $2.6 million. $1.5 million was related to the current quarter and $1.1 million related to prior periods. The $1.5 million current-quarter impact is the result of non-cash impairments, primarily related to notes receivable and other assets. The recent prior-period impact is due to corrections in the recording of equipment leases, and interest-expense accruals. Due to the immateriality of the effect on any one prior period, the total adjustment was made to the current quarter.

     The Company’s effective income tax rate after minority interest and before cumulative effect of accounting change and discontinued operations was 42.2% in fiscal year 2004 compared to 41.6% in fiscal year 2003. The increase in the effective tax rate is primarily attributable to a decrease in jobs credit. The Company’s effective tax rate is expected to be approximately 38% before discontinued operations for fiscal year 2005. See footnote 13. Income taxes for further discussion.

     Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

     Parking revenues in fiscal year 2003 increased to $589.4 million from $579.4 million in fiscal year 2002, an increase of $10.0 million, or 1.7%. The increase resulted from a $6.9 million increase in same-store revenues in the New York region as locations in that area recovered from the effects of the September 11, 2001 terrorist attacks. The increase was also the result of $3.1 million of revenues from locations added during fiscal years 2003 and 2002. Despite the modest increase in fiscal 2003, parking revenues were affected by continued weakness in the economy, which reduced demand for parking and limited the Company’s ability to increase rates.

     Management contract and other revenues (excluding reimbursement of management contract expenses) increased in fiscal year 2003 to $119.5 million from $116.9 million in fiscal year 2002, an increase of $2.6 million, or 2.2%. The majority of the increase is due to new business and increased insurance charges.

     Cost of parking in fiscal year 2003 increased to $547.2 million or 92.8% of parking revenues from $509.9 million or 88.0% of parking revenues in fiscal year 2002, an increase of $37.3 million, or 7.3%. The increase is due to higher rent expense of $11.5 million primarily due to rents on new locations, a $5.0 million increase in insurance claims expense primarily due to settlements in commercial claims and increases in the number of bodily injury and property damage claims, higher costs per claim, increased premiums and, due to the higher number of claims and claim cost, an increase in the actuarial valuation, $3.5 million increase in equipment expense, $3.1 million increase in property taxes expense and $2.7 million increase in snow removal expense.

     Cost of management contracts in fiscal year 2003 increased to $65.6 million from $48.8 million in fiscal year 2002. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, was 54.9% in fiscal year 2003 compared to 41.8% in fiscal year 2002. The increase in cost was primarily caused by an increase in insurance related items of $12.0 million, including group insurance and general liability claims, $3.7 million increase in bad debt expense and $1.1 million increase in other costs. The increase in bad debt expense was attributed to deterioration in aging of select accounts, and balances whose resolution is in litigation. The Company has implemented cost sharing programs for medical, liability and worker’s compensation insurance and has taken other steps it believes are likely to reduce insurance claim costs.

     General and administrative expenses increased to $83.4 million in 2003 from $69.8 million in 2002, an increase of $13.6 million, or 19.5%. This increase is due to $7.2 million in payroll and severance expense, $1.5 million in deferred compensation, primarily due the former CEO and other executive level positions, $4.1 million in professional services and $0.8 million in other general and administrative expenses. General and administrative expenses increased as a percentage of total revenue (excluding reimbursement of management contract expenses) to 11.8% in 2003 from 10.0% in 2002.

     Net property-related losses for fiscal year 2003 were $7.6 million compared to $5.0 million in fiscal year 2002. The $7.6 million loss was comprised of impairments of $3.6 million of contract rights and deferred expenses and $4.0 million of leasehold improvements related to locations which management plans to continue to operate. Impairment charges recognized in fiscal year 2003 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds. Management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC (“Civic”) for $18.4 million. The transaction resulted in a pre-tax gain of $3.9 million, which is included as a property-related gain for the year ended September 30, 2002. Additionally, the Company recognized $1.4 million of pre-tax gains on sales of property during 2002. These gains were offset by impairment charges of $10.3 million for leasehold improvements, contract rights and prepaid rent primarily at locations in New York City.

     The Company adopted the provisions of SFAS No. 144 on October 1, 2002. For fiscal year 2003, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in income from discontinued operations of $1.7 million. Included in discontinued operations in 2003 is $653,000 of impairment charges related to certain properties sold or held for sale. The Company’s 2002 results were reclassified to reflect the operations of these locations as discontinued operations, net of related income taxes.

     Interest income in fiscal year 2003 decreased to $4.7 million from $6.9 million in fiscal year 2002. Interest expense increased in fiscal year 2003 to $22.0 million from $17.3 million in fiscal year 2002 due primarily to an increase in the interest rate of the Company’s credit facility, which was refinanced in February of 2003 and amended in August 2003. The Company’s variable rate debt was negatively impacted by the increase in the spread it pays to its lender group as a result of the refinancing. Deferred finance cost of $0.8 million and interest rate swap costs of $0.9 million were written off to interest expense during the second quarter of 2003 as a result of the refinancing. The Company also incurred waiver related fees of $0.4 million that were included in interest expense.

     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible securities was $361.0 million during the fiscal year ended September 30, 2003, at a weighted average interest rate of 5.9% compared to a weighted average balance outstanding of $365.5 million at a weighted average rate of 4.7% during the fiscal year ended September 30, 2002. Deferred finance costs were included in the calculation of the weighted average interest rate.

     Equity in partnership and joint venture earnings decreased to $2.2 million in fiscal year 2003 from $2.7 million in fiscal year 2002, due to the Company purchasing some of the underlying properties of the partnerships and including the earnings from those properties in revenues due to the change in status of the property.

     The Company’s effective income tax rate after minority interest and before cumulative effect of accounting change and discontinued operations was 41.6% in fiscal year 2003 compared to 33.4% in fiscal year 2002. The increase in the effective tax rate is primarily attributable to an increase in jobs credit coupled with a decrease in operating earnings.

Quarterly Results

     The Company has and may continue to experience fluctuations in revenues and related expenses due to a variety of factors, including but not limited to acquisitions, pre-opening and start-up costs relating to new locations, travel and transportation patterns affected by weather and calendar related events, and local, regional and national economic conditions. The Company’s concentration of parking facilities in the northeastern and mid-Atlantic part of the United States continues to expose the Company to the risk of negative financial fluctuations that may result from severe winter weather and other local or regional factors, including acts of terrorism. Additionally, the Company services the parking for a number of sports stadiums and arenas, and the operating results of such parking facilities can be impacted by strikes and the relative degree of success of various sports teams. The following table sets forth certain quarterly statements of operations data for the eight fiscal year quarters preceding the end of the fiscal year and the percentage of net revenues represented by the line items presented (except in the case of per share amounts). The quarterly statement of operations data set forth below was derived from unaudited financial statements of the Company and includes all adjustments which the Company considers necessary for a fair presentation thereof.

Amounts in thousands, except per share data

	2004 Fiscal Year
	December 31		March 31		June 30		September 30
Total revenues, excluding reimbursement of management contract expenses	$183,237	100.0%	$175,834	100.0%	$180,648	100.0%	$173,131	100.0%
Property related gains, net	1,242	0.7	52	—	1,412	0.8	1,664	1.0
Operating earnings	19,849	10.8	13,213	7.5	16,870	9.3	6,244	4.0
Earnings from continuing operations	9,571	5.2	3,187	1.8	6,866	3.8	362	0.4
Discontinued operations, net of tax	(1,176)	(0.6)	348	0.2	(898)	0.5	(1,267)	(0.7)
Net earnings (loss)	8,395	4.6	3,535	2.0	5,968	3.3	(905)	(0.3)
Earnings from continuing operations per share - basic	$0.26		$0.09		$0.19		$0.01
Discontinued operations, net of tax	(0.03)		0.01		(0.03)		(0.03)

Net earnings (loss) - basic	$0.23		$0.10		$0.16		$(0.02)

Earnings from continuing operations per share - dilutive	$0.26		$0.09		$0.19		$0.01
Discontinued operations, net of tax	(0.03)		0.01		(0.03)		(0.03)

Net earnings (loss) - dilutive	$0.23		$0.10		$0.16		$(0.02)

	2003 Fiscal Year
	December 31		March 31		June 30		September 30
Total revenues, excluding reimbursement of management contract expenses	$178,254	100.0%	$172,923	100.0%	$180,264	100.0%	$177,502	100.0%
Property related gains (losses), net	123	0.1	(3,291)	(1.9)	(4,132)	(2.3)	(273)	(0.2)
Operating earnings (loss)	11,504	6.5	(6,353)	(3.7)	(4,399)	(2.4)	4,428	2.5
Earnings (loss) from continuing operations	4,113	2.3	(5,041)	(2.9)	(4,404)	(2.4)	(190)	(0.1)
Discontinued operations, net of tax	2,754	1.5	(4,110)	(2.4)	(724)	(0.0)	3,075	1.7
Net earnings (loss)	6,867	3.9	(9,151)	(5.3)	(5,128)	(2.8)	2,885	1.6
Earnings (loss) from continuing operations per share - basic	$0.11		$(0.14)		$(0.12)		$(0.01)
Discontinued operations, net of tax	0.08		(0.11)		(0.02)		0.08

Net earnings (loss) - basic	$0.19		$(0.25)		$(0.14)		$0.07

Earnings (loss) from continuing operations per share - dilutive	$0.11		$(0.14)		$(0.12)		$(0.01)
Discontinued operations, net of tax	0.08		(0.11)		(0.02)		0.08

Net earnings (loss) - dilutive	$0.19		$(0.25)		$(0.14)		$0.07

     Fourth quarter 2004 results from continuing operations were lower due to a decrease in parking revenue due to the general softness of the economy and the effects on business of the political conventions in New York and Boston. The hurricanes and the storms in the southern and eastern corridors, where we have some of our largest markets for parking, also severely restricted our business as did an increase in general and administrative expenses due to higher professional fees and a lower discount rate associated with the deferred compensation plan. Fourth quarter earnings from continuing operations for 2003 were reduced by $1.0 million in severance costs and $1.1 million in property-related impairment costs. The Company also increased its worker’s compensation and general liability reserves by $3.7 million due to higher claims and changes in its actuarial estimates.

     Liquidity and Capital Resources

     Net cash provided by operating activities for fiscal year 2004 was $41.6 million, an increase of $21.1 million from net cash provided by operating activities of $20.5 million during fiscal year 2003. The primary factors which contributed to this change was due to the increase in net earnings in 2004.

     Net cash provided by investing activities was $52.4 million for fiscal year 2004 compared to $31.1 million of net cash used by investing activities in fiscal year 2003. This change was primarily due to a decline in purchases of contract and lease rights, equipment and leasehold improvements, and an increase in proceeds from the disposition of property and equipment during 2004.

     Net cash used by financing activities for fiscal year 2004 was $97.7 million compared to cash provided of $8.1 million in fiscal year 2003. Net cash used by financing activities in fiscal year 2004 primarily consisted of debt repayment of $39.1 million and repayments under the revolving credit agreement of $59.0 million.

     On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving loan, including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries. Proceeds from the Credit Facility were used to refinance a previous credit facility. The Company has reduced the maximum loan commitment from $350.0 million to $321.8 million as of September 30, 2004. This permanent reduction is as a result of $2.6 million of scheduled amortization and $25.6 million of prepayments related to property dispositions.

     The Company amended the Credit Facility in June 2004. The amendment reduced the margin applied to the term loan by 75 basis points, which was included in the weighted average margin at September 30, 2004, and increased the standby letters of credit sub-limit by $30.0 million to $90.0 million. The Company uses its revolving loan to collateralize outstanding letters of credit. All other terms and conditions remained the same.

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2004 was 250 basis points. The amount outstanding under the Company’s Credit Facility was $157.7 million with a weighted average interest rate of 4.7% as of September 30, 2004. The term loan is required to be repaid in quarterly payments of $0.4 million through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $117.5 million at September 30, 2004, which is net of $46.6 million of stand-by letters of credit. The Company had deferred financing costs related to the Credit Facility of $6.7 million as of September 30, 2004 and $7.8 million as of September 30, 2003. The Company amortizes these costs over the term of the loan.

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

     The Company completed an amendment of the Credit Facility on August 12, 2003. The Company paid a fee of $1.5 million in connection with obtaining the amendment. The amendment included changes to the permitted covenant ratios; limitation of capital expenditures, acquisitions and loans; adjusted pricing with additional tiers and new provisions for asset dispositions. The amended facility included a new pricing tier that adds 25 basis points when the Company’s leverage ratio exceeds a certain level. The Company was in compliance with the amended financial covenants as of September 30, 2004. Accordingly, the Credit Facility has been classified as a long-term liability as of September 30, 2004. As of September 30, 2004, the Company is in compliance with all of the Credit Facility covenants.

     Depending on the timing and magnitude of the Company’s future investments (either in the form of leased or purchased properties, joint ventures, or acquisitions), the working capital necessary to satisfy current obligations is anticipated to be generated from operations and the Credit Facility over the next twelve months. In the ordinary course of business, Central Parking is required to maintain and, in some cases, make capital improvements to the parking facilities it operates. If Central Parking identifies investment opportunities or has needs requiring cash in excess of Central Parking’s cash flows and the existing Credit Facility, Central Parking may seek additional sources of capital, including seeking to amend the Credit Facility to obtain additional debt capacity; however, there can be no assurance such additional capacity or sources of capital could be obtained. The current market value of Central Parking common stock also could have an impact on Central Parking’s ability to complete significant acquisitions or raise additional capital.

Future Cash Commitments

     On January 18, 2000, the Company’s board of directors authorized the repurchase of up to $50 million in outstanding shares of the Company’s capital stock. The Company’s bank lenders subsequently approved the repurchase program on February 14, 2000. As of September 30, 2004, the Company had repurchased $49.8 million of common and preferred securities under this authorization.

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects such capital expenditures for fiscal year 2005 to be approximately $17 to $19 million.

     Historically, the Company has paid dividends on its common stock and expects to pay dividends in the future. Common stock dividends of $2.2 million were paid during fiscal year 2004.

     The following tables summarize the Company’s total contractual obligations and commercial commitments as of September 30, 2004 (amounts in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$205,932	$46,774	$5,404	$126,174	$27,580
Capital lease obligations	123	93	29	1	—
Convertible securities	78,085	—	—	—	78,085
Operating leases	1,145,724	217,463	292,015	176,432	459,814

Total contractual cash obligations	$1,429,864	$264,330	$297,450	$302,607	$565,477

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$117,500	$—	$117,500	$—	$—
Other commercial commitments	2,449	2,449	—	—	—

Total commercial commitments	$119,949	$2,449	$117,000	$—	$—

     Other commercial commitments consists of interest expense to be paid to the owner of Edison.

     Unused lines of credit as of September 30, 2004 are reduced by $46.6 million of standby letters of credit.

International Foreign Currency Exposure

     The Company operates wholly-owned subsidiaries in the United Kingdom, Canada and Spain. Total revenues from wholly-owned foreign operations amounted to 6.7%, 6.5% and 5.5% of total revenues (excluding reimbursement of management contract expenses) for the years ended September 30, 2004, 2003 and 2002, respectively. Additionally, the Company operates through joint ventures in Mexico, Germany, Poland, Greece, Venezuela, Colombia and Peru. The Company intends to invest in foreign leased or owned facilities, and may become increasingly exposed to foreign currency fluctuations. The Company, in limited circumstances, has denominated contracts in U.S. dollars to limit currency exposure. Presently, the Company has limited exposure to foreign currency risk and has no hedging programs related to such risk. The Company anticipates implementing a hedging program if such risk materially increases. For the year ended September 30, 2004, revenues from operations in the United Kingdom and Canada represented 47.1% and 31.0%, respectively, of total revenues generated by foreign operations, excluding reimbursement of management contract expenses.

Impact of Inflation and Changing Prices

     The primary sources of revenues to the Company are parking revenues from owned and leased locations and management contract revenue on managed parking facilities. The Company believes that inflation has had a limited impact on its overall operations for fiscal years ended September 30, 2004, 2003 and 2002 and does not expect inflation to have a material effect on its overall operations in fiscal year 2005.

Off Balance Sheet Arrangements

     The Company has various ownership interests in certain unconsolidated partnerships and joint ventures, some of which are variable interest entities under Financial Accounting Standards Board (FASB) Interpretation No. 46R. See Notes 1 and 8 to the Consolidated Financial Statements for information regarding the Company’s investments in unconsolidated partnerships and joint ventures.

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

     The failure to successfully integrate future acquisitions could have a negative impact on Central Parking’s business and the market price of its common stock.

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

     The Company’s financial performance is sensitive to changes in economic conditions that may impact employment and consumer spending and commercial office occupancy.

     The general economic slowdown in the United States has adversely affected employment levels, consumer spending and commercial office occupancy, which has, in turn, reduced the demand for parking. The reduced demand for parking has negatively impacted the Company’s revenues and net income. Future economic conditions affecting disposable consumer income, employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, are also likely to adversely affect the Company’s business.

     The Company’s concentration of operations in the Northeastern and Mid-Atlantic regions of the United States, particularly in New York City, increases the risk of negative financial fluctuations due to events or factors that affect these areas.

     The Company’s operations in the Northeastern and Mid-Atlantic regions of the United States, which includes the cities of New York, Newark, Boston, Philadelphia, Pittsburgh, Baltimore and Washington, D.C. generated approximately 43.2% of the Company’s total revenues (excluding reimbursement of management contract expenses) in fiscal year 2004. Revenues from the company’s operations in New York City and surrounding areas accounted for approximately 24.8% of the Company’s total revenues (excluding reimbursement of management expenses) in fiscal 2004. The concentration of operations in these areas increases the risk that local or regional events or factors that affect these cities or regions such as severe winter weather, labor strikes, changes in local or state laws and regulations, economic conditions or acts of terrorism, can have a disproportionate impact on the Company’s operating results and financial condition.

     Changes in the insurance marketplace, including significantly higher premiums, higher deductibles and coverage restrictions and increased claims costs, have negatively impacted the Company’s net income in recent years and could have a material adverse effect on the results of operations and financial condition of the Company in the future.

     The Company purchases insurance covering certain types of claims that occur at parking facilities it owns, leases or manages. In addition, the Company purchases worker’s compensation, group health, director’s and officer’s liability and certain other insurance coverages. Due to changes in the insurance marketplace, including changes related to the September 11, 2001 tragedy, the Company has experienced a substantial increase in the premiums it pays for most types of insurance coverage and an increase in the deductibles relating to such coverage. The Company also has experienced an increase in certain claims costs, including worker’s compensation, liability and group health. In addition, coverages of certain types of risk, such as terrorism coverage, have been significantly restricted or are no longer available. The changes in the insurance marketplace, including increased premium and claims costs, higher deductibles and coverage restrictions, negatively impacted the Company’s earnings in recent years and could have a material adverse effect on the results of operations and financial condition of the Company in the future.

     Acts of terrorism, such as the September 11, 2001 attacks, can have a significant adverse affect on the Company’s results of operations and financial condition.

     The Company estimates that the terrorist attacks on September 11, 2001 reduced the Company’s revenues in the fourth quarter of fiscal year 2001 by approximately $5 million and approximately $10 million in the first half of fiscal year 2002. Not only did the attack cause physical damage to some of the parking facilities operated by the Company, but the reduction in the number of commuters parking in the areas affected, reduction in tourists and local consumers traveling to the area as well as the broader reduction in airplane travel and lower attendance at sporting events, concerts and other venues, also impacted our operations adversely. The closing of streets in the vicinity of the World Trade Center and other areas of New York City and the imposition of certain restrictions on traffic and other security measures in New York City and at the nation’s airports also had a negative impact on the Company’s operations. The Company’s operations are concentrated heavily in the downtown areas of major U.S. cities and some are located near landmarks or other sites that have been mentioned as potential targets of terrorists. In addition, the Company manages the parking operations at approximately 30 airports. Additional terrorist attacks or the imposition of additional security measures, particularly in New York, Washington, D.C. or other major cities in which the Company has a significant presence, or at airports, could have a material adverse effect on the Company’s results of operations and financial condition.

     The offer or sale of a substantial amount of Central Parking common stock by significant shareholders of the Company could have an adverse impact on the market price of Central Parking common stock.

     In February 2001, the Company filed a registration statement on Form S-3 covering 7,381,618 shares of the Company’s common stock held by certain shareholders of the Company. These shares were registered pursuant to registration rights previously granted to these shareholders. Although the Company believes a significant portion of these shares has been sold, these shareholders may sell any remaining shares that were registered on any stock exchange, market or trading facility on which the shares are traded, or in private transactions. Other substantial shareholders of the Company, including the Chairman and Chief Executive Officer of Central Parking, Monroe Carell, Jr., the Carell Children’s Trust, and other family members and related entities (the “Carell Family”), are permitted to sell significant amounts of the Company’s common stock under Rule 144 and other exemptions from registration under the federal securities laws. In addition, the Carell Family has certain rights to register substantially all of the shares held by the family and related entities. The offer or sale of substantial amounts of Central Parking common stock by these or other significant shareholders, particularly if such offers or sales occur simultaneously or relatively close in time, could have a significant negative impact on the stock’s market price.

     The Company is dependent on the continued availability of capital to support its business.

     The Company has significant working capital requirements, including but not limited to, repair and maintenance obligations for many of its parking facilities. The Company is dependant on the cash generated from its operations and its Credit Facility to meet its working capital requirements. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. The Company’s inability to meet debt covenants and debt service payments under the Credit Facility would have a material adverse effect on the Company.

     The Company is subject to interest rate risk.

     The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2004, was 250 basis points. The amount outstanding under the Company’s Credit Facility was $157.7 million with a weighted average interest rate of 4.7% as of September 30, 2004. The Company has reduced a portion of its interest rate risk by executing two interest rate swap transaction whereby the Company has fixed $87.0 million of floating rate debt. The term loan is required to be repaid in quarterly payments of $0.4 million through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $0.7 million based on the Company’s outstanding Credit Facility balance of $157.7 million at September 30, 2004. The Company expects to pay both quarterly principle amortization and monthly interest payments out of operating cash flow.

     The Company’s large number of leased and owned facilities increases the risk that the Company may become unprofitable and that it may not be able to cover the fixed costs of its leased and owned facilities.

     The Company leased or owned 1,818 facilities as of September 30, 2004. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in the economy, property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments that must be made regardless of the revenues or profitability of the facility. In particular, it is difficult to forecast revenues of newly constructed parking facilities because these facilities do not have an operating history. Start-up costs, the length of the break-in period during which parking demand is built and economic conditions at the time the facility is opened, are very difficult to predict at the time the lease is executed (and the base rent is agreed upon), which is often two or more years prior to the opening of the facility.

     In the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, operating expenses for both leased and owned facilities are borne by Central Parking and are not passed through to the owner, as is the case with management contracts. In the case of owned facilities and generally in the case of longer-term leased facilities, the Company also is responsible for property taxes and all maintenance and repair costs, including structural, mechanical and systems repairs. Performance of Central Parking's parking facilities depends, in part, on the Company's ability to negotiate favorable contract terms and control operating expenses, economic conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions and the real estate market.

     An increase in government regulation or taxation could have a negative effect on the Company’s profitability.

     The Company’s business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate parking facilities. In addition, many cities impose a substantial tax or surcharge on parking services, which generally range from 10% to 50%. The Company’s business is also affected by increases in property taxes. Several state and local laws have been passed in recent years which are designed to encourage car-pooling or the use of mass transit or impose certain restrictions on automobile usage. An example is the restrictions imposed by the City of New York in the wake of the September 11 terrorist attacks, which included street closures and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. The Company also is subject to federal, state and local employment and labor laws and regulations, and several cities in which the Company has operations either have adopted or are considering the adoption of so-called “living wage” ordinances. The adoption of such laws and regulations, the imposition of additional parking taxes or surcharges and increases in property and other taxes could adversely impact the Company’s profitability.

     The sureties for our performance bond program may increase rates further and require additional collateral to issue or renew performance bonds in support of certain contracts.

     Under substantially all of our contracts with municipalities and government entities and airports, we are required to provide a performance bond to support our obligations under the contract. We are also required to provide performance bonds under certain leases and other contracts with non-governmental entities. Due to our financial results in fiscal 2003 and the financial state of the surety bond industry, the sureties for our performance bond program have increased and rates have required us to collateralize a greater percentage of our performance bonds with letters of credit. As a result, our working capital needs have increased and our borrowing capacity has decreased since letters of credit used by us to collateralize surety bonds reduces the availability of funds under our Credit Facility. Although the Company believes its performance bond program is adequate for its present needs, if we are unable to provide sufficient collateral in the future, our sureties may not issue performance bonds to support our obligations under certain contracts.

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

     Our net income could be adversely affected if accruals for future insurance losses are not adequate.

     We provide liability, medical and worker’s compensation insurance coverage. We are obligated to pay for each loss incurred up to the amount of a deductible specified in our insurance policies. Our financial statements reflect our anticipated costs based upon loss experience and guidance and evaluation we have received from third party insurance professionals, such as actuaries. There can be no assurance, however, that the ultimate amount of such costs will not exceed the amount presently accrued, in which case we would need to increase accruals and pay additional expenses.

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

     Central Parking operates in the United Kingdom, Germany, Mexico, the Republic of Ireland, Chile, Poland, Greece, Switzerland, Colombia, Peru, Venezuela, Canada and Spain, and seeks to expand its business in these and other international locations. For the year ended September 30, 2004, revenues from foreign operations represented 6.7% of Central Parking’s total revenues, excluding reimbursement of management contract expenses. The Company’s United Kingdom operations accounted for 47.1% of total revenues from foreign operations, excluding reimbursement of management contract expense and excluding earnings from joint ventures. Central Parking receives revenues and incurs expenses in various foreign currencies in connection with its foreign operations and, as a result, Central Parking is subject to currency exchange rate fluctuations. Central Parking intends to continue to invest in foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. Central Parking believes it has currently limited exposure to foreign currency risk and does not have a foreign currency hedging program.

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

     Approximately 4,300 employees of Central Parking are represented by labor unions. There can be no assurance that Central Parking will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under these labor union contracts, which could include a strike or walk-out. In such cases, there are no assurances that Central Parking would be able to staff sufficient employees for its short-term needs. Any such labor strike or the inability of Central Parking to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on Central Parking’s business and financial results.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of September 30, 2004, the Company had $157.7 million of variable rate debt outstanding under the Credit Facility, priced at LIBOR plus a weighted average 250 basis points.

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

     The weighted average interest rate on the Company’s Credit Facility at September 30, 2004 was 4.7%. The 4.7% rate includes all outstanding LIBOR contracts and swap agreements at September 30, 2004. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $0.7 million assuming the Company’s outstanding Credit Facility balance of $157.7 million less $87.5 million swapped to a fixed rate at September 30, 2004 remained the same.

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

Foreign Currency Exposure

     The Company’s exposure to foreign exchange risk is minimal. As of September 30, 2004, the Company has approximately GBP 1.0 million (USD $1.9 million) of cash and cash equivalents denominated in British pounds, EUR 2.1 million (USD $2.6 million) denominated in euros, CAD 2.2 million (USD $1.8 million) denominated in Canadian dollars, and USD $0.9 million denominated in various other foreign currencies. The Company also has EUR 0.8 million (USD $1.0 million) of notes payable denominated in euros at September 30, 2004. These notes bear interest at a floating rate of 4.08% as of September 30, 2004, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of September 30, 2004, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Central Parking Corporation:

     We have audited the accompanying consolidated balance sheets of Central Parking Corporation and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule II — Valuation and Qualifying Accounts and financial statement Schedule IV — Mortgage Loans on Real Estate as of September 30, 2004 and for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Parking Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

Nashville, Tennessee
December 14, 2004

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share and per share data

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$27,628	$31,572
Management accounts receivable, net of allowance for doubtful accounts of $3,206 and $3,720 at September 30, 2004 and 2003, respectively	40,779	34,174
Accounts receivable - other	9,334	15,440
Current portion of notes receivable (including amounts due from related parties of $1,617 in 2004 and $3,370 in 2003)	6,010	8,220
Prepaid expenses	13,045	11,424
Assets held for sale	23,724	39,417
Refundable income taxes	1,461	5,483
Deferred Income Taxes	11,177	11,730

Total current assets	133,158	157,460
Notes receivable, less current portion	41,940	40,879
Property, equipment, and leasehold improvements, net	380,256	414,265
Contract and lease rights, net	89,015	102,315
Goodwill, net	232,562	230,312
Investment in and advances to partnerships and joint ventures	7,824	13,649
Other assets	36,616	42,297

Total Assets	$921,371	$1,001,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$46,867	$3,623
Accounts payable	76,964	80,128
Accrued expenses	46,807	43,661
Management accounts payable	21,643	22,392

Total current liabilities	192,281	149,804
Long-term debt and capital lease obligations, less current portion	159,188	266,961
Subordinated convertible debentures	78,085	78,085
Deferred rent	24,450	27,569
Deferred income taxes	17,293	14,740
Other liabilities	14,977	16,303

Total liabilities	486,274	553,462
Minority interest	64	31,189
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,582,808 and 36,170,274 shares issued and outstanding at September 30, 2004 and 2003, respectively	366	362
Additional paid-in capital	249,452	246,559
Accumulated other comprehensive income, net	879	78
Retained earnings	185,041	170,232
Other	(705)	(705)

Total shareholders’ equity	435,033	416,526

Total Liabilities and Shareholders’ Equity	$921,371	$1,001,177

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands, except per share data

	Year Ended September 30,
	2004	2003	2002
Revenues:
Parking	$585,798	$589,383	$579,390
Management contract and other	127,052	119,520	116,899

	712,850	708,903	696,289
Reimbursement of management contract expenses	458,688	418,058	390,306

Total revenues	1,171,538	1,126,961	1,086,595

Costs and expenses:
Cost of parking	534,570	547,173	509,918
Cost of management contracts	57,904	65,569	48,813
General and administrative	71,861	83,409	69,819

	664,335	696,151	628,550
Reimbursed management contract expenses	458,688	418,058	390,306

Total costs and expenses	1,123,023	1,114,209	1,018,856

Property-related gains (losses), net	7,661	(7,560)	(4,986)

Operating earnings	56,176	5,192	62,753
Other income (expenses):
Interest income	4,883	4,733	6,870
Interest expense	(20,484)	(22,037)	(17,319)
Gain on repurchase of subordinated convertible debentures	—	—	9,245
Gain on sale of non-operating assets	—	3,279	—
Equity in partnership and joint venture (losses) earnings	(2,984)	2,212	2,702

Earnings (loss) from continuing operations before minority interest, income taxes, and cumulative effect of accounting change	37,591	(6,621)	64,251
Minority interest	(2,999)	(4,052)	(4,765)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	34,592	(10,673)	59,486
Income tax (expense) benefit:
Current	11,499	(7,032)	(21,608)
Deferred	(3,107)	11,469	1,739

Total income tax (expense) benefit	(14,606)	4,437	(19,869)

Earnings (loss) from continuing operations before cumulative effect of accounting change	19,986	(6,236)	39,617
Cumulative effect of accounting change, net of tax	—	—	(9,341)

Earnings (loss) from continuing operations	19,986	(6,236)	30,276
Discontinued operations, net of tax	(2,993)	1,709	3,492

Net earnings (loss)	$16,993	$(4,527)	$33,768

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$0.55	$(0.18)	$1.10
Cumulative effect of accounting change, net of tax	—	—	(0.26)
Discontinued operations, net of tax	(0.08)	0.05	0.10

Net earnings (loss)	$0.47	$(0.13)	$0.94

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$0.55	$(0.18)	$1.09
Cumulative effect of accounting change, net of tax	—	—	(0.26)
Discontinued operations, net of tax	(0.08)	0.05	0.10

Net earnings (loss)	$0.47	$(0.13)	$0.93

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
and COMPREHENSIVE INCOME (LOSS)

Amounts in thousands, except per share data

				Accumulated
			Additional	Other		Other
	Number of	Common	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Stock	Capital	Income (Loss), net	Earnings	Equity	Total
Balance at September 30, 2001	35,792	$358	$238,464	$(1,979)	$145,308	$(705)	$381,446

Issuance under restricted stock plan and employment agreements	3	—	63	—	—	—	63
Issuance under Employee Stock Purchase Plan	63	1	969	—	—	—	970
Common stock dividends, $0.06 per share	—	—	—	—	(2,152)	—	(2,152)
Exercise of stock options and warrants and related tax benefits	129	1	2,339	—	—	—	2,340
Amortization of deferred compensation	—	—	—	—	—	255	255
Issuance of stock into Rabbi Trust	—	—	765	—	—	(765)	—
Repurchase of common stock	(35)	—	(488)	—	—	—	(488)
Comprehensive income (loss):
Net earnings	—	—	—	—	33,768	—	33,768
Foreign currency translation adjustment	—	—	—	(430)	—	—	(430)
Unrealized gain on fair value of derivatives	—	—	—	32	—	—	32

Total comprehensive income							33,370

Balance at September 30, 2002	35,952	$360	$242,112	$(2,377)	$176,924	$(1,215)	$415,804

Issuance under restricted stock plan and employment agreements	13	1	215	—	—	—	216
Issuance under Employee Stock Purchase Plan	164	1	3,550	—	—	—	3,551
Common stock dividends, $0.06 per share	—	—	—	—	(2,165)	—	(2,165)
Exercise of stock options and related tax benefits	41	—	682	—	—	—	682
Amortization of deferred compensation	—	—	—	—	—	510	510
Comprehensive income (loss):
Net loss	—	—	—	—	(4,527)	—	(4,527)
Foreign currency translation adjustment	—	—	—	629	—	—	629
Unrealized gain on available-for-sale securities	—	—	—	168	—	—	168
Unrealized gain on fair value of derivatives	—	—	—	1,658	—	—	1,658

Total comprehensive loss							(2,072)

Balance at September 30, 2003	36,170	$362	$246,559	$78	$170,232	$(705)	$416,526

Issuance under restricted stock plan and employment agreements	16	—	323	—	—	—	323
Issuance under Employee Stock Purchase Plan	71	1	591	—	—	—	592
Common stock dividends, $0.06 per share	—	—	—	—	(2,184)	—	(2,184)
Exercise of stock options and related tax benefits	130	1	1,612	—	—	—	1,613
Issuance of deferred stock units	196	2	367	—	—	—	369
Comprehensive income (loss):
Net earnings	—	—	—	—	16,993	—	16,993
Foreign currency translation adjustment	—	—	—	(276)	—	—	(276)
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	—	(5)
Unrealized gain on fair value of derivatives	—	—	—	1,082	—	—	1,082

Total comprehensive income							17,794

Balance at September 30, 2004	36,583	$366	$249,452	$879	$185,041	$(705)	$435,033

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands

	Year Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$16,993	$(4,527)	$33,768
Loss (earnings) from discontinued operations	2,993	(1,709)	(3,491)

Earnings (loss) from continuing operations	19,986	(6,236)	30,277
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities - continuing operations:
Depreciation and amortization	32,635	35,173	34,500
Equity in partnership and joint venture losses (earnings)	2,984	(2,212)	(2,702)
Distributions from partnerships and joint ventures	1,412	1,375	3,938
Gain on sale of non-operating assets	—	(3,279)	—
Property related (gains) losses, net	(7,661)	7,560	4,986
Gain on repurchase of subordinated convertible debentures	—	—	(9,245)
Loss on derivatives related to refinancing	—	918	—
Decrease in fair value of derivatives	—	12	—
Cumulative effect of accounting change, net of tax	—	—	9,341
Deferred income taxes	3,143	(11,469)	(1,739)
Minority interest	2,999	4,052	4,765
Changes in operating assets and liabilities, excluding effects of acquisitions:
Management accounts receivable	(6,605)	5,490	(4,967)
Accounts receivable - other	6,106	274	1,001
Prepaid expenses	(1,621)	(1,373)	(2,896)
Other assets	(7,211)	(3,389)	(288)
Accounts payable, accrued expenses and other liabilities	(6,096)	1,186	(1,583)
Management accounts payable	(749)	(279)	1,692
Deferred rent	(3,119)	(1,535)	6,794
Refundable income taxes	4,022	(5,483)	—
Income taxes payable	273	2,149	2,691

Net cash provided by operating activities - continuing operations	40,498	22,934	76,565
Net cash provided (used) by operating activities - discontinued operations	1,141	(2,421)	(1,745)

Net cash provided by operating activities	41,639	20,513	74,820

Cash flows from investing activities:
Proceeds from disposition of property and equipment	69,408	26,147	16,651
Proceeds from sale of investment in partnership	—	—	18,399
Purchase of equipment and leasehold improvements	(13,274)	(53,924)	(36,522)
Purchase of property	(1,725)	—	—
Purchase of contract and lease rights	(4,530)	(7,186)	(18,948)
Acquisitions, net of cash acquired	—	(1,997)	(17,788)
Incentive payment for USA Parking	2,250	—	—
Other investing activities	227	5,823	698

Net cash provided (used) by investing activities	52,356	(31,137)	(37,510)

Cash flows from financing activities:
Dividends paid	(2,184)	(2,165)	(2,152)
Net (repayments) borrowings under revolving credit agreement	(59,000)	(87,500)	33,500
Proceeds from issuance of notes payable, net of issuance costs	2,933	176,332	1,136
Principal repayments on long-term debt and capital lease obligations	(39,065)	(78,664)	(54,214)
Payment to minority interest partners	(3,244)	(4,116)	(4,563)
Repurchase of common stock	—	—	(488)
Repurchase of subordinated convertible debentures	—	—	(21,823)
Proceeds from issuance of common stock and exercise of stock options	2,897	4,182	3,373

Net cash (used) provided by financing activities	(97,663)	8,069	(45,231)

Foreign currency translation	(276)	629	(430)

Net decrease in cash and cash equivalents	(3,944)	(1,926)	(8,351)
Cash and cash equivalents at beginning of year	31,572	33,498	41,849

Cash and cash equivalents at end of year	$27,628	$31,572	$33,498

Consolidated Statements of Cash Flows continued:

	Year Ended September 30,
	2004	2003	2002
Non-cash transactions:
Purchase of properties with notes payable	$—	$—	$16,500
Unrealized (gain) loss on fair value of derivatives and available- for-sale securities	$(1,077)	$(1,826)	$(32)
Cash payments for:
Interest	$19,160	$14,020	$11,652
Income taxes	$6,725	$12,256	$22,770
Effects of acquisitions:
Estimated fair value of assets acquired	$—	$632	$5,681
Purchase price in excess of the net assets acquired (goodwill)	—	—	880
Purchase price in excess of the net assets acquired (contract rights)	—	2,333	14,339
Estimated fair values of liabilities assumed	—	(968)	(2,936)

Cash paid	—	1,997	17,964
Less cash acquired	—	—	(176)

Net cash paid for acquisitions	$—	$1,997	$17,788

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows:

     (a) Organization and Basis of Presentation

     Central Parking Corporation (“CPC”) is a United States company incorporated in the State of Tennessee. The consolidated financial statements include the accounts of Central Parking Corporation and its subsidiaries (the “Company” or “Central Parking”) including Central Parking System, Inc. (“CPS”) and its subsidiaries; Kinney System Holdings, Inc. and its subsidiaries (“Kinney”); Central Parking System of the United Kingdom, Ltd. and its subsidiary (“CPS-UK”); Central Parking System Realty, Inc. and its subsidiaries (“Realty”); and Allright Holdings, Inc. and its subsidiaries (“Allright”), including through June 30, 2004, Edison Parking Management, L.P. (“Edison”), a 50% owned partnership whereby Allright was the general partner and had effective control of the partnership based on the terms of the partnership agreement. The results of operations of the remaining 50% of Edison were eliminated as a minority interest. All significant intercompany transactions have been eliminated in consolidation.

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

     In January 2002, the Emerging Issues Task Force (“EITF”) released Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, which the Company adopted in the third quarter of fiscal year 2002. This pronouncement required the Company to recognize as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients. Previously, expenses directly reimbursed under management agreements were netted against the reimbursement received. Prior periods were reclassified to conform to the new presentation. Adoption of the pronouncement resulted in an increase in total revenues and total costs and expenses in equal amounts of $390.3 million for the year ended September 30, 2002. This accounting change had no impact on operating earnings or net earnings.

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

     (f) Investment in and Advances to Partnerships and Joint Ventures

     The Company has a number of joint ventures to operate and develop parking garages through either corporate joint ventures, general partnerships, limited liability companies, or limited partnerships. The financial results of the Company’s joint ventures are generally accounted for under the equity method and are included in equity in partnership and joint venture earnings in the accompanying consolidated statements of operations with the exception of the Company’s investment in Edison Parking Management, L.P. (Edison), which was consolidated, through June 30, 2004, into the Company’s financial statements due to the Company’s control of Edison, with the remaining 50% recorded as minority interest. Effective July 1, 2004, the Company’s general partnership interest in Edison was redeemed by Edison in exchange for cash of $570,251, a note receivable and certain parking management agreements. As a result of the redemption, the Company no longer consolidates Edison and reversed minority interest of $30.6 million.

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

     (h) Goodwill

     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired and liabilities assumed in a business combination, is not amortized, but is tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill may be impaired.

     (i) Other Assets

     Other assets is comprised of a combination of the cash surrender value of life insurance policies, investment securities, security deposits, key money, deferred issuance costs on the subordinated convertible debentures, deferred debt issuance costs and non-compete agreements. Investment securities primarily consist of debt obligations of states and political subdivisions. As of September 30, 2004, the balance of the investment securities was $4.4 million. These securities were previously classified as held-to-maturity. Such securities were stated at amortized cost adjusted for amortization of premiums and accretion of discounts. As of September 30, 2003, the balance of the investment was $4.2 million. During fiscal year 2003, the Company sold a portion of these securities, and accordingly reclassified the remaining securities as available for sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on these securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Key money represents lease prepayments tendered to lessors at the inception of long-term lease relationships and is amortized over the life of the applicable lease. Non-compete agreements are amortized over the contractual term of the agreement or the economic useful life, whichever is shorter. Deferred issuance costs are amortized over the contractual term of the related debt or subordinated convertible debentures.

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

     (k) Property-Related Gains (Losses), Net

     Net property-related gains and losses on the accompanying consolidated statements of operations include (i) realized gains and losses on the sale of operating property and equipment, (ii) impairment of long-lived assets, and (iii) costs incurred to terminate existing parking facility leases prior to their contractual termination date.

     (l) Impairment of Long-Lived Assets

     In accounting for the Company’s long-lived assets, other than goodwill, the Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Disposal or Impairment of Long-Lived Assets. Since October 1, 2001, the Company has accounted for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. Future events may impact these judgments and estimates.

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

     (o) Per Share Data

     Basic net earnings (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     (p) Foreign Currency Translation

     The financial position and results of operations of the Company’s foreign subsidiaries and equity method joint ventures are measured using local currency as the functional currency. Translation adjustments arising from the differences in exchange rates from period to period are generally included in the currency translation adjustment as a component of accumulated other comprehensive income (loss), net of income taxes in shareholders’ equity.

     (q) Fair Value of Financial Instruments

     The Company discloses the fair values of financial instruments for which it is practicable to estimate the value. Fair value disclosures exclude certain financial instruments such as trade receivables and payables when carrying values approximate the fair value. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of September 30. At September 30, 2004 and 2003, book value approximates fair value for substantially all of the Company’s assets, liabilities and derivatives that are subject to the fair value disclosure requirements.

     (r) Stock Option Plan

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are included below.

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied to record stock-based compensation.

	Year ended September 30,
	2004	2003	2002
Net earnings (loss), as reported	$16,993	$(4,527)	$33,768
Add stock-based employee compensation expense included in reported net earnings (loss), net of tax	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(2,765)	(5,799)	(4,126)

Pro forma net earnings (loss)	$14,228	$(10,326)	$29,642

Net earnings (loss) per share:
Basic-as reported	$0.47	$(0.13)	$0.94

Basic-pro forma	$0.39	$(0.29)	$0.83

Diluted-as reported	$0.47	$(0.13)	$0.93

Diluted-pro forma	$0.39	$(0.29)	$0.82

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

     The estimated weighted average fair value of the options granted was $3.16 for 2004 option grants, $6.60 for 2003 option grants and $11.35 for 2002 option grants, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of grant, weighted average volatility of 42% for fiscal year 2004, 50% for fiscal year 2003 and 41% for fiscal year 2002, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 2.0 years for 2004, 4.9 years for 2003 and 6.2 years for 2002.

     (s) Business Concentrations

     Approximately 43%, 42% and 42% of the Company’s total revenues for fiscal year 2004, 2003 and 2002, respectively, excluding reimbursement of management contract expenses, were attributable to parking and management contract operations geographically located in the northeastern area of the United States. See also Note 17.

     As of September 30, 2004, approximately 19.15% of the Company’s employees are subject to various collective bargaining agreements as members of unions.

     (t) Risk Management

     The Company utilizes a combination of indemnity and self-insurance coverages, up to certain maximum losses for liability, health and workers’ compensation claims. The accompanying consolidated balance sheets reflect the estimated losses related to such risks. These policies have deductibles of up to $350,000 per occurrence, which must be met before the insurance companies are required to reimburse the Company for costs related to covered claims. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimable, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company engages an actuary to assist in determining the estimated liabilities for customer injury, employee medical costs and worker’s compensation claims. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.

     (u) Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

     The Company recognizes all derivatives as either assets or liabilities, measured at fair value, in the consolidated balance sheet.

     At September 30, 2004, the Company’s derivative financial instruments consisted of three interest rate swaps with a combined notional amount of $100.3 million. The derivative financial instruments are reported at their fair values and are included as other assets or other liabilities, on the face of the consolidated balance sheet. The following table lists the fair value of each type of derivative financial instrument (amounts in thousands):

	September 30,	September 30,
	2004	2003
Derivative instrument assets:
Interest rate swaps	$1,268	$—

Derivative instrument liabilities:
Interest rate swaps	$—	$776

     The underlying terms of three of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of these derivative instruments are included in accumulated other comprehensive income (loss) on the face of the consolidated balance sheet. The Company had a $25.0 million swap that matured on October 29, 2003. This swap hedged a credit facility that was paid in full in February of 2003. Under the terms of that agreement, the Company continued to pay the fixed interest through maturity. Because this swap was no longer associated with any existing debt, it was considered ineffective at September 30, 2003. Therefore any change in fair value subsequent to February 2003, has been reflected in the consolidated statement of operations. The Company also had three interest rate cap agreements, matured on March 19, 2004, which also hedged the 1999 credit facility. Because the cap agreements were no longer associated with any existing debt, they were also considered ineffective. Therefore any change in fair value subsequent to February 2003, has been reflected in the consolidated statement of operations.

     (w) Discontinued Operations

     The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of parking facilities be classified as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be classified as discontinued operations. For the year ended September 30, 2004, the Company designated as held-for-sale or disposed of certain locations, resulting in loss from discontinued operations of $3.0 million, including $1.3 million in impairments and $1.9 million in property related losses. Included in discontinued operations for the year ended September 30, 2004 is the year-to-date results of operations for all locations discontinued during the fiscal year of 2004. The Company’s 2003 and 2002 results were reclassified to reflect the operations of these locations discontinued in 2004 as discontinued operations net of related income taxes.

     (x) Newly Issued Accounting Standards

     The Company has 19 variable interest entities with which it holds a significant variable interest, but is not the primary beneficiary:

					Number of
	Commencement				Parking
Entity	of Operations	Nature of Activities	% Ownership	Location	Spaces
Central Parking System of Mexico, SA De CV	Aug-94	Leases and manages parking lots	50.0%	Mexico	58,344

Other investments in VIEs	Oct 80-July 99	Ownership, management, and leases parking lots	3.3%-50.0%	Mexico and Various states	11,652

     ( y) Reclassifications

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

     The tangible assets primarily consisted of accounts receivable and parking equipment. The noncompete agreement is with the seller, who is now employed by the Company. The duration of the agreement extends five years beyond the seller’s termination of such employment and will begin to be amortized when such termination occurs. The trade name is included as goodwill and is not subject to amortization. The contract rights are amortized over 15 years, which is the average estimated life of the contracts including future renewals. The purchase agreement also contained an incentive provision whereby the seller may receive an additional payment of up to $2.3 million based on the earnings of USA Parking for the twelve months ended March 31, 2004. The incentive provision was not conditional upon employment. The incentive provision payment was completed during 2004 and was recorded as additional goodwill.

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

     The tangible assets primarily consisted of accounts receivable, equipment and leasehold improvements, and prepaid lease payments. The purchase price included $2.0 million paid in cash at closing of which $319,030 went directly to the seller. The balance of $0.6 is being held in escrow with the closing attorney pending the disposition of a business tax proceeding in Calgary as well as an estoppel holdback.

     Pro forma results for fiscal year 2003 and 2002 are not presented as the impact of acquisitions to reported results are not significant.

     Property acquisitions

     In April 2002, the Company acquired four properties in Atlanta for $16.5 million, including acquisition costs. The purchase was funded through two notes payable secured by the acquired properties. The notes require the Company to make monthly interest payments at a weighted average rate of one-month LIBOR plus 157.5 basis points, with the principal balance due in April 2007. The properties are currently being leased to another parking operator. In September 2004, the Company repaid the notes with available balances from the Credit Facility.

     Lease rights

     In 1992 the Company entered into an agreement to lease and operate certain locations in New York City. The 1992 agreement, terminated in August 2004, initially covered approximately 80 locations; however, all but seven of these locations had been renegotiated with extended terms or terminated as of September 30, 2003. The Company was entitled to receive a termination fee, as defined in the agreement, as the landlord disposes of certain properties or renegotiates the lease agreements. The termination fee was based on the earnings of the location over the remaining duration of the agreement. The termination amounts have been recorded as deferred rent and were fully amortized through August 2004 to offset the rent payments due under the 1992 agreement. The Company reached an agreement to continue to operate six of the seven locations when the existing agreement expired in August 2004. These locations were converted from leased to managed. The seventh location has been sold and the Company is operating the location for the new owner under a lease.

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

(3) Notes Receivable

     In connection with the acquisition of Kinney in February 1998, the Company acquired a note receivable from the City of New York (the “City”) related to two parking garages which were built on behalf of the City. The Company also has a long-term management agreement to operate the parking garages. Amounts advanced for the construction of the garages were recorded as a note receivable and are being repaid by the City in monthly installments of $156 thousand, including interest at a fixed rate of 8.0%, through December 2007. At September 30, 2004, the total of the note receivable was $5.1 million.

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

     The remainder of the notes receivable consist of notes ranging from $1 thousand to $2.6 million at the end of fiscal year 2004, and notes ranging from $1 thousand to $2.1 million at the end of fiscal year 2003. The notes bear interest at fixed rates ranging from 0% to 12% at the end of fiscal year 2004 and are due between 2005 and 2017.

(4) Property, Equipment and Leasehold Improvements

     A summary of property, equipment and leasehold improvements and related accumulated depreciation and amortization is as follows (in thousands):

	September 30,
	2004	2003
Leasehold improvements	$46,837	$45,613
Buildings and garages	83,643	85,364
Operating equipment	73,064	75,374
Furniture and fixtures	9,157	7,674
Equipment operated under capital leases	3,817	3,817

	216,518	217,842
Less accumulated depreciation and amortization	99,745	86,734

	116,773	131,108
Land	263,483	283,157

Property, equipment and leasehold improvements, net	$380,256	$414,265

     Depreciation expense of property, equipment and leasehold improvements was $20.4 million, $22.5 million and $22.2 million, respectively, for the fiscal years ended September 30, 2004, 2003 and 2002. Depreciation expense included in cost of parking was $14.6 million, $16.2 million and $14.7 million, depreciation expense included in cost of management contracts was $0.5 Million, $1.1 million and $1.7 million, and depreciation expense included in general and administrative expenses was $5.3 million, $5.2 million and $5.8 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

(5) Goodwill and Amortizable Intangible Assets

     As of September 30, 2004, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$144,744	$55,729	$89,015
Noncompete agreements	2,575	2,383	192

Total	$147,319	$58,112	$89,207

     The following table shows the changes in contract and lease rights for fiscal years 2004 and 2003 (in thousands):

As of September 30, 2002	$108,406
Additions	7,186
Amortization	(9,418)
Impairments	(3,859)

As of September 30, 2003	$102,315
Additions	1,502
Amortization	(8,557)
Deletions	(5,747)
Impairments	(498)

As of September 30, 2004	$89,015

     The future amortization of contract and lease rights are as follows (in thousands):

Year Ending
September 30,
2005	$8,811
2006	9,349
2007	9,327
2008	9,151
2009	8,752
Thereafter	43,625

$89,015

     Amortization expense related to the contract and lease rights was $8.5 million, $9.5 million and $10.4 million, respectively, for the years ended September 30, 2004, 2003 and 2002. Amortization expense related to noncompete agreements was $33,000, $0.2 million and $0.4 million, respectively, for the years ended September 30, 2004, 2003 and 2002, respectively.

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

     In accordance with SFAS No. 142, the Company assigned its goodwill to its various reporting units. The following table reflects this assignment by reported segment as of October 1, 2001, and the changes in the carrying amounts for the years ended September 30, 2004, 2003 and 2002 (in thousands):

	One	Two	Three	Four	Five	Six	Seven	Eight	Total
Balance as of September 30, 2001	$5,829	$194,786	$—	$214	$—	$6,913	$28,695	$14,193	$250,630
Impaired upon adoption of SFAS 142 as of October 1, 2001	—	(6,636)	—	(214)	—	(2,519)	—	—	(9,369)
Acquired during the period	780	—	100	—	—	—	—	—	880

Balance as of September 30, 2002	$6,609	$188,150	$100	$—	$—	$4,394	$28,695	$14,193	$242,141
Writedown due to elimination of deferred tax valuation allowances	(3,207)	(2,970)	—	—	—	(1,193)	—	(4,579)	(11,949)
Foreign currency translation	120	—	—	—	—	—	—	—	120

Balance as of September 30, 2003	$3,522	$185,180	$100	$—	$—	$3,201	$28,695	$9,614	$230,312
Acquired during the period	—	—	2,250	—	—	—	—	—	2,250

Balance as of September 30, 2004	$3,522	$185,180	$2,350	$—	$—	$3,201	$28,695	$9,614	$232,562

     During 2004, the Company paid an additional payment to the seller due to the incentive provision of the USA Parking contract, see note 2.

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

(6) Gain on Sale of Non-Operating Assets

     During fiscal year 2003, the Company consummated the sale of an airplane owned by the Company for $3.9 million, resulting in the recognition of a gain of $3.3 million, net of selling costs.

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

     Included in property-related gains and losses are the gains or losses from the disposal of equipment or other assets that are not included in discontinued operations. Also included are losses due to the impairment of assets at locations which management plans to continue to operate.

     All assets disposed of during the years ended September 30, 2004, 2003 and 2002 were in use at the time of disposal. A summary of property-related pretax gains and losses for the years ended September 30, 2004, 2003 and 2002 is as follows (in thousands):

	Years Ended September 30,
	2004	2003	2002
Net gains on sale of property	$14,225	$—	$1,427
Impairment charges for property, equipment and leasehold improvements	(1,612)	(3,959)	(2,962)
Impairment charges for intangible assets	(4,952)	(3,601)	(7,304)
Net gain on sale of partnership interests	—	—	3,853

Total property related gains (losses), net	$7,661	$(7,560)	$(4,986)

     The $7.7 million gain in 2004 was comprised of a $6.3 million gain on sale of property in New York, a $5.8 million gain on sale of property in Rhode Island and $2.2 million of gain on other properties sold, which the Company plans to continue to operate under management agreements. The gains on the sale of property were offset by $6.6 million of impairments of contract rights, deferred expenses and leasehold improvements related to locations which management plans to continue to operate. The Company recognized $5.0 million in impairment charges for intangible assets primarily in New York City, Little Rock, Arkansas and Kansas City. The Company also recognized $1.6 million in impairment charges for property, equipment and leasehold improvements primarily in New York City. Based on the current operating results and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Impairment charges recognized in fiscal 2004 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds.

     The $7.6 million loss in 2003 was comprised of impairments of contract rights, deferred expenses and leasehold improvements related to locations which management plans to continue to operate. The Company recognized $4.0 million in impairment charges for property, equipment and leasehold improvements primarily in New York City. Also, the Company recognized $3.6 million in impairment charges for intangible assets primarily in New York City. Based on the continued sluggish economy, current operating results, and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Impairment charges recognized in fiscal year 2003 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds.

     On January 28, 2002, the Company sold its 50% interest in Civic Parking, LLC (“Civic”) for $18.4 million. The transaction resulted in a pre-tax gain of $3.9 million which is included as a property-related gain for the year ended September 30, 2002. Additionally, the Company recognized $1.4 million of pre-tax gains on sales of property during the year, primarily from the condemnation of a property in Houston. These gains were offset by impairment charges of $10.3 million, comprised of $3.0 million of leasehold improvements, $2.3 million of contract and lease rights and $5.0 million of key money. Impairment charges were the result of condemnations of $1.6 million as well as impairment charges of $8.7 million for locations, primarily in New York City, where the discounted projected future cash flows no longer supported the carrying value of the assets.

(8) Investment in and Advances to Partnerships and Joint Ventures

     The following tables reflect the financial position and results of operations for the partnerships and joint ventures as of September 30, 2004 and 2003, and for each of the years in the three-year period ended September 30, 2004 (in thousands). Aggregate fair value of investments is not disclosed as quoted market prices are not available.

	Investment		Advances
	(Accumulated Losses)		to Partnerships
	in Partnerships and		and Joint
	Joint Ventures		Ventures
	2004	2003	2004	2003
Commerce Street Joint Venture	$(642)	$(963)	$347	$440
Larimer Square Parking Associates	1,129	1,080	831	970
Lodo Parking Garage, LLC	1,079	1,090	—	—
CPS Mexico, Inc.	2,761	6,796	2.5	2.8
Other	1,880	2,276	—	935

	$6,207	$10,279	$1,617	$3,370

	Equity in Partnership and			Joint Venture
	Joint Venture Earnings (Losses)			Debt
	2004	2003	2002	2004	2003
Commerce Street Joint Venture	$606	$484	$514	5,350	5,873
Larimer Square Parking Associates	312	287	295	1,745	2,065
Lodo Parking Garage, LLC	94	88	103	—	—
CPS Mexico, Inc.	(4,036)	1,424	1,501	11,558	4,730
Other	40	(71)	289	—	—

	$(2,984)	$2,212	$2,702	$18,653	$12,668

(a) Commerce Street Joint Venture

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

     In June 2002, the Issuer, at the request of the Company issued $4.8 million of Series 2002A variable rate revenue refunding bonds and $0.3 million of Series 2002B Federally-taxable revenue refunding bonds (collectively the “Bonds”). The series 2002A Bonds mature on January 1, 2014. The Bonds require monthly interest payments. The proceeds of the Bonds were used to repay the 1994 Bonds. As of September 30, 2004, the Series 2002A Bonds had a variable rate of 1.89%. The 2002A Bonds are subject to a mandatory sinking fund redemption beginning January 1, 2004 and on each January 1 thereafter. The 2002B Bonds were repaid in full in January 2003.

(b) Larimer Square Parking Associates

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

     (c) Lodo Parking Garage, LLC

     In March 1995, the Company acquired a 50% interest in a joint venture which owns a parking complex in Denver, Colorado. The Company invested $1.4 million in the joint venture and manages the parking facility for the joint venture.

     (d) CPS Mexico, Inc.

     The Company holds a 50% interest in a Mexican joint venture which manages and leases various parking structures in Mexico. The Company also has loaned $2.5 million and $2.8 million at September 30, 2004 and 2003, respectively, to the affiliate. These loans bear interest at fixed rates ranging from 10% to 12% and are included in current portion of notes receivable on the Company’s consolidated balance sheet at September 30, 2004 and 2003.

     The Company entered into a partnership agreement effective June 1, 2000, to operate certain locations in Puerto Rico. The Company was the general partner. The partners entered into an option agreement on that date whereby the other partner had the option to sell its partnership interest to the Company during the period from May 1, 2003 to November 30, 2003. The Company and the partner mutually agreed to allow the partner to sell its interest to the Company on March 31, 2003. The purchase was consummated on March 31, 2003, for approximately $14.3 million, which had previously been recorded as a liability by the Company.

     The Company has 19 variable interest entities with which it holds a significant variable interest, but is not the primary beneficiary:

					Number of
	Commencement				Parking
Entity	of Operations	Nature of Activities	% Ownership	Location	Spaces
Central Parking System of Mexico, SA De CV	Aug-94	Leases and manages parking lots	50.0%	Mexico	58,344

Other investments in VIEs	Oct 80-July 99	Ownership, management, and leases parking lots	3.3%-50.0%	Mexico and Various states	11,652

(9) Long-Term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations consisted of the following (in thousands):

	As of September 30,
	2004	2003
Credit Facility
Term note payable	$157,675	$174,125
Revolving credit facility	—	59,000
Other notes payable	47,740	36,669
Capital lease obligations	640	790

Total	206,055	270,584
Less: current maturities of long-term obligations	(46,867)	(3,623)

Total long-term obligations	$159,188	$266,961

          On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving loan, including a sub-limit of $60 million for standby letters of credit, and a $175 million seven-year term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries. Proceeds from the Credit Facility were used to refinance a previous credit facility. The Company has reduced the maximum loan commitment from $350.0 million to $321.8 million as of September 30, 2004. This permanent reduction is as a result of $2.6 million of scheduled amortization and $25.6 million of prepayments related to property dispositions.

          The Company amended the Credit Facility in June 2004. The amendment reduced the margin applied to the term loan by 75 basis points, and increased the standby letters of credit sub-limit by $30.0 million to $90.0 million. The Company uses its revolving loan to collateralize outstanding letters of credit. All other terms and conditions remained the same.

          The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2004 was 250 basis points. The amount outstanding under the Company’s Credit Facility was $157.7 million with a weighted average interest rate of 4.7% as of September 30, 2004. The term loan is required to be repaid in quarterly payments of $0.4 million through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The aggregate availability under the Credit Facility was $117.5 million at September 30, 2004, which is net of $46.6 million of stand-by letters of credit. The Company had deferred financing costs related to the Credit Facility of $6.7 million as of September 30, 2004 and $7.8 million as of September 30, 2003. The Company amortizes these costs over the term of the loan.

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

     The Company completed an amendment of the Credit Facility on August 12, 2003. The Company paid a fee of $1.5 million in connection with obtaining the amendment. The amendment included changes to the permitted covenant ratios; limitation of capital expenditures, acquisitions and loans; adjusted pricing with additional tiers and new provisions for asset dispositions. The amended facility included a new pricing tier that adds 25 basis points when the Company’s leverage ratio exceeds a certain level. Pursuant to EITF No. 86-30, the Company projected future compliance with the amended covenants and believes that compliance with the amended covenants during the next four quarterly measurement dates was probable. Accordingly, the Credit Facility was classified as a long-term liability at September 30, 2003. The Company was in compliance with the amended covenants at September 30, 2004.

          In April 2002, the Company acquired four properties in Atlanta for $16.5 million, including acquisition costs. The purchase was funded through two notes payable secured by the acquired properties. The notes required the Company to make monthly interest payments at a weighted average rate of one-month LIBOR plus 157.5 basis points, with the principal balance due in April 2007. In August of 2003, the Company entered into an amendment to the transaction. The amendment modified certain agreements, instruments and other documents, in connection with the April 2002 financing, to align financial covenants, affirmative covenants and other transaction terms to those found in the Credit Facility, as amended. The operating properties financed by this transaction are currently being leased to another parking operator. In September 2004, the Company repaid the two notes with proceeds from the Credit Facility.

          On March 15, 2000, a limited liability company (“LLC”) of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. The note is collateralized by the parking facility. The $12.8 million remaining principal balance at September 30, 2004 will be due at the end of the five-year loan term. The Company plans to repay the loan in 2005 with available balances under the Credit Facility. To hedge the Company’s cash flow exposure to interest rate fluctuations, the Company entered into a five-year LIBOR swap, yielding an effective interest cost of 8.91% and an effective monthly principal and interest payment of approximately $108 thousand for the five-year period. The note has been classified as current at September 30, 2004.

          The Company also has several notes payable outstanding totaling $34.9 million at September 30, 2004. These notes are secured by real estate and equipment and bear interest at fixed rates ranging from 6.5% to 10.0%.

          Future maturities under long-term debt arrangements, including capital lease obligations, are as follows (in thousands):

Year Ending
September 30,
2005	$46,867
2006	2,495
2007	2,938
2008	42,808
2009	83,367
Thereafter	27,580

$206,055

          In connection with the Kinney acquisition, the Company assumed an agreement whereby a parking structure and the corresponding land upon which it sits were leased under a long-term arrangement. The parking structure was accounted for as a capital lease, and the underlying land was accounted for as an operating lease. The original agreement called for lease payments over a twenty-year term at a 17.4% interest rate. In connection with purchase accounting, the carrying value of the related obligation was recorded at fair value. The lease was paid off during fiscal year 2004.

(10) Subordinated Convertible Debentures

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

          Since a majority of the Preferred Securities issued by the Trust are owned by a few investors, the Company is not deemed to be the primary beneficiary under FIN 46R. Additionally, the Trust’s common stock equity held by the Company would not be considered at risk and therefore, the common stock equity would not absorb any expected losses of the Trust. Accordingly, under the provisions of FIN 46R, the Company does not have a significant variable interest in the Trust. Therefore, the Company deconsolidated the Trust upon adoption of FIN 46R by removing, on the consolidated balance sheets, the amount previously recorded as Company-obligated mandatorily redeemable securities of a subsidiary trust and recorded, as a component of long-term liabilities, subordinated convertible debentures. Additionally, the amounts previously reported as dividends on Company-obligated mandatorily redeemable securities of a subsidiary trust, were included as interest expense on the consolidated statements of operations. As permitted by FIN 46R, the Company elected to restate the prior period amounts to conform to the current year presentation.

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

          On June 28, 2002, the Company repurchased 138,800 shares of its subordinated convertible debentures for $2.5 million. On March 30, 2002, the Company repurchased 500,000 shares of its subordinated convertible debentures for $9.3 million. On December 28, 2001, the Company repurchased 637,795 shares of the subordinated convertible debentures for $10.0 million. For the year ended September 30, 2002, these transactions resulted in a reduction of $31.9 million of the outstanding balance of the subordinated convertible debentures and pre-tax gains of $9.2 million, net of writedowns of a proportionate share of the related deferred finance costs of $0.9 million. Gains on the early extinguishment of debt were previously reported as extraordinary items, net of tax, in the Company’s statement of earnings, but were reclassified as a separate component of other income as a result of the adoption of SFAS No. 145.

(11) Shareholders’ Equity

     The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended			Year Ended			Year Ended
	September 30, 2004			September 30, 2003			September 30, 2002
	Income	Common	Per	Income	Common	Per	Income	Common	Per
	Available	Shares	Share	Available	Shares	Share	Available	Shares	Share
	($000’s)	(000’s)	Amount	($000’s)	(000’s)	Amount	($000’s)	(000’s)	Amount
Basic earnings (loss) from continuing operations per share before cumulative effect of accounting changes	$19,986	36,346	$0.55	$(6,236)	36,034	$(0.18)	$39,618	35,849	$1.10
Effects of dilutive stock and options:
Stock option plan and warrants	—	209	—	—	—	—	—	362	—
Restricted stock plan	—	—	—	—	—	—	—	—	—

Diluted earnings (loss) from continuing operations per share before cumulative effect of accounting changes	$19,986	36,555	$0.55	$(6,236)	36,034	$(0.18)	$39,618	36,211	$1.09

          Weighted average common shares used for the computation of basic earnings (loss) per share excludes certain common shares issued pursuant to the Company’s restricted stock plan and deferred compensation agreement, because under the related agreements the holders of restricted stock will forfeit such shares if certain employment or service requirements are not met. The effect of the conversion of the subordinated convertible debentures has not been included in the diluted earnings per share calculation since such securities were anti-dilutive for all periods. At September 30, 2004 and 2003, such securities were convertible into 1,419,588 shares of common stock. Options to acquire 2,851,723, 4,151,057 and 517,695 shares of common stock were excluded from the 2004, 2003 and 2002 diluted earnings per share calculations because they were anti-dilutive.

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

Future minimum rental commitments under operating leases and subleases are as follows (in thousands):

Year Ending	Fixed	Sub-rental	Net
September 30,	Rent	Income	Rent
2005	$217,463	$2,797	$214,666
2006	165,898	2,119	163,779
2007	126,117	1,387	124,730
2008	95,983	526	95,457
2009	80,449	496	79,953
Thereafter	459,814	16,155	443,659

Total future operating lease commitments	$1,145,724	$23,480	$1,122,244

Rental expense for all operating leases, along with offsetting rental income from subleases were as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Rentals:
Minimum	$254,378	$262,189	$249,290
Contingent	66,104	65,085	64,171

Total rent expense	320,482	327,274	313,461
Less sub-lease income	(16,570)	(15,961)	(15,908)

Total rent expense, net	$303,912	$311,313	$297,553

(13) Income Taxes

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2004	2003	2002
Current:
Federal	$7,395	$4,771	$17,157
Jobs credit, net of federal tax benefit	(305)	(727)	(417)

Net federal current tax expense	7,090	4,044	16,740
State	1,681	1,395	2,615
Non-U.S	2,728	1,593	2,253

Total current tax expense	11,499	7,032	21,608

Deferred:
Federal	2,718	(9,412)	(1,287)
State	389	(2,057)	(452)

Total deferred tax expense (benefit)	3,107	(11,469)	(1,739)

Total income tax expense (benefit) from continuing operations	$14,606	$(4,437)	$19,869

Total comprehensive income taxes are allocated as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Income comprehensive tax expense (benefit) from continuing operations	$14,606	$(4,437)	$19,869
Income tax expense (benefit) from discontinued operations	(1,885)	1,358	4,294
Shareholders’ equity for unrealized gain on fair value of derivatives for financial reporting purposes	721	1,106	21
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(205)	105	(414)
Cumulative effect of accounting changes	—	—	(28)

Total comprehensive income tax expense (benefit)	$13,237	$(1,868)	$23,742

          Provision has not been made for U.S. or additional foreign taxes on approximately $33.6 million, $27.7 million and $25.5 million at September 30, 2004, 2003 and 2002, respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.

          The American Jobs Creation Act of 2004, which was enacted on October 22, 2004, provides for a dividend received deduction of 85% of cash dividends received from controlled foreign corporations and invested in the United States. This provision would apply to the Company’s years ended September 30, 2005 and 2006. The Company is in the early stages of evaluating the effect of these provisions on its repatriation plans.

          A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change is summarized as follows (in thousands):

	Year Ended September 30,
	2004		2003		2002
U.S. Federal statutory rate on (loss) earnings from continuing operations before income taxes and cumulative effect of accounting changes	$12,107	35.0%	$(3,736)	35.0%	$20,820	35.0%
State and city income taxes, net of federal tax effect	1,345	3.8	(430)	4.0	1,249	2.1
Jobs credits	(305)	(0.9)	(727)	6.8	(417)	(0.7)
Foreign versus US rate difference	(178)	(0.5)	486	(4.6)	(70)	(0.1)
Equity in unconsolidated subsidiaries	1,447	4.1	(483)	4.5	(553)	(0.9)
Other	190	0.6	453	(4.1)	(1,160)	(1.9)

Income tax expense (benefit) from continuing operations	$14,606	42.1%	$(4,437)	41.6%	$19,869	33.5%

     Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$8,253	$8,061
Deferred and capitalized expenses	8,321	8,507
Deferred compensation expense	5,001	6,328
Impairment of assets	8,866	7,680
Accrued expenses and reserves	9,309	8,730
Temporary differences related to Edison and its management contracts	7,560	6,860
Allowance for doubtful accounts	988	1,108
Other	2,992	2,417

Total gross deferred tax assets	51,290	49,691

Deferred tax liabilities:
Property, equipment and leasehold improvements due to differences in depreciation and purchase business combinations	(45,311)	(42,096)
Deferred tax gain on sales of properties	(7,064)	(6,879)
Timing differences in recognition of partnership earnings	(409)	—
Other	(1,386)	(490)

Total gross deferred tax liabilities	(54,170)	(49,465)
Valuation allowance on net operating loss carry forwards	(3,236)	(3,236)

Net deferred tax liabilities	$(6,116)	$(3,010)

     As of September 30, 2004, the Company has federal net operating loss carry forwards of approximately $6.3 million and state and city net operating loss carry forwards of approximately $95.7 million which expire between 2005 and 2018. The ability of the Company to fully utilize these net operating losses is limited due to changes in ownership of the companies which generated these losses. These limitations have been considered in determining the deferred tax asset valuation allowance shown above. Based on prior taxable income, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance has been provided for net operating loss carry forwards for which recoverability is deemed to be uncertain.

     The valuation allowance decreased approximately $12.0 million in fiscal 2003, of which $11.9 million was credited to goodwill as that amount related to net operating losses acquired in purchase acquisitions.

(14) Employee Benefit Programs

     (a) Stock Plans

     In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under this plan, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares have been reserved for issuance under these two plans combined. Options representing 4,541,157 shares are outstanding under the stock option plan at September 30,

2004. Options are granted with an exercise price equal to the fair market value at the date of grant, generally vest over a one- to four-year period and generally expire ten years after the date of grant.

     At September 30, 2004, 316,463 shares had been issued through the restricted stock plan. Expense related to vesting of restricted stock is recognized by the Company over the vesting period. Under the restricted stock plan, the Company granted 16,000 shares and 12,548 shares with weighted average fair values on grant date of $20.20 per share and $17.13 per share during fiscal year 2004 and 2003, respectively.

     In August 1995, the Board of Directors and shareholders also approved a stock plan for directors. A total of 475,000 shares have been reserved for issuance under the plan. Options to purchase 166,750 shares are outstanding under this plan at September 30, 2004.

     The following table summarizes the transactions pursuant to the Company’s stock option plans for the last three fiscal years:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at September 30, 2001	2,300,331	$21.47
Granted	2,881,775	$17.94
Exercised	(128,745)	$15.00
Canceled	(183,177)	$23.45

Outstanding at September 30, 2002	4,870,184	$19.48
Granted	1,585,500	$15.25
Exercised	(41,239)	$15.29
Canceled	(1,405,799)	$18.83

Outstanding at September 30, 2003	5,008,646	$18.33
Granted	654,750	$14.14
Exercised	(129,905)	$14.01
Canceled	(825,584)	$19.32

Outstanding at September 30, 2004	4,707,907	$17.70

     At September 30, 2004, 2003 and 2002, options to purchase 2,144,778, 1,476,019 and 1,084,814 shares of common stock, respectively, were exercisable at weighted average exercise prices of $19.68, $21.64 and $22.77, respectively.

     At September 30, 2004, information for outstanding options and options currently exercisable is as follows:

	Option Price Range Per Share
	$8.00-$12.73	$13.28-$14.81	$16.36-$18.80	$18.99-$20.14	$20.49-$51.06
Options outstanding
Number of options	1,010,411	1,067,035	1,078,176	1,197,725	354,560
Weighted-average exercise price	$12.44	$14.19	$18.71	$19.94	$32.61
Weighted-average contractual lives	8.34 years	8.62 years	7.34 years	6.67 years	3.68 years
Options exercisable
Number of options	403,286	291,785	137,672	959,475	352,560
Weighted-average exercise price	$12.00	$14.44	$18.50	$19.91	$32.66

At September 30, 2003, information for outstanding options and options currently exercisable is as follows:

	Option Price Range Per Share
	$8.00-$12.33	$12.55-$18.50	$18.80-$27.75	$29.25-$36.75	$45.50-$51.06
Options outstanding
Number of options	99,125	1,977,359	2,635,765	202,647	93,750
Weighted-average exercise price	$8.49	$14.30	$19.64	$31.12	$49.48
Weighted-average contractual lives	2.06 years	8.90 years	7.76 years	5.01 years	4.95 years
Options exercisable
Number of options	99,125	345,988	757,759	179,397	93,750
Weighted-average exercise price	$8.49	$15.64	$20.36	$31.36	$49.48

     The Company also has an Employee Stock Purchase Plan which began on April 1, 1996, under which 850,000 shares of common stock have been reserved for issuance. The plan allows participants to contribute up to 10% of their normal pay (as defined in the Plan) to a custodial account for purchase of the Company’s common stock. Participants may enroll or make changes to their enrollment annually, and they may withdraw from the plan at any time by giving the Company written notice. Employees purchase stock annually following the end of the plan year at a price per share equal to the lesser of 85% of the closing market price of the Company’s common stock on the first or the last trading day of the plan year. At September 30, 2004, 556,019 shares had been purchased under this plan.

     (b) Profit-Sharing and 401(k) Plan

     The Company has a Profit-Sharing and 401(k) Savings Plan that allows eligible participants to make pretax contributions, receive Company 401(k) match contributions and participate in discretionary Company profit-sharing contributions. Employees 18 years or older may participate in the Plan after one year of continuous service, if the employee was employed prior to reaching age 65. Participants’ contributions, Company 401(k) match contributions and earnings thereon immediately vest. Company profit-sharing contributions vest after two years of continuous service at a rate of 20% per year so that participants are fully vested at the end of seven years. Company expense associated with this plan was $3.0 million, $2.4 million and $2.6 million in years 2004, 2003 and 2002, respectively.

     (c) Incentive Compensation Agreements

     The Company has incentive compensation agreements with certain key employees. Participating employees receive an annual bonus based on profitability of the operations and other factors for which they are responsible. Incentive compensation expense is accrued during the year based upon management’s estimate of amounts earned under the related agreements. Incentive compensation under all such agreements was approximately $6.0 million, $4.8 million and $6.3 million in years 2004, 2003 and 2002, respectively.

     (d) Deferred Compensation Agreements

     The Company has an employment agreement with its President of International Operations in which the officer is entitled to receive upon retirement 267,750 shares of common stock which were issued in 1995 under the Company’s restricted stock plan. The Company recorded $705 thousand of deferred compensation expense in its shareholders’ equity in fiscal year 1995, which was being amortized ratably over the remaining expected term of the officer’s employment. During fiscal year 2001 the agreement was amended to allow the officer to receive all of the shares if he were to leave the Company prior to his normal retirement date. Correspondingly, the Company transferred 267,750 shares of restricted common stock into a Rabbi Trust (the “Trust”) owned by the Company. The officer has no authority over the administration of the Trust. Transfer of these shares resulted in an increase in liabilities and a decrease in equity of $705 thousand.

     The Company has a deferred compensation agreement that entitles the Chairman to receive annual payments of $500 thousand for a period of ten years following his termination, for any reason other than death, in exchange for a covenant not to compete. Thereafter, the officer is entitled to annual payments of $300 thousand until his death and, in the event his wife survives him, she is entitled to annual payments of $300 thousand until her death. The Company recognizes annual compensation expense pursuant to this agreement equivalent to the change in the actuarially determined future obligation under the agreement. Compensation (benefit) expense associated with this agreement was approximately $199 thousand, ($555) thousand and $(22) thousand in fiscal years 2004, 2003 and 2002, respectively. At September 30, 2004, the Company had recorded a liability of $3.4 million associated with this plan. As of December 13, 2004, a new agreement has been entered. See Note 18, Subsequent Events for additional information.

     Agreements with certain former key executives of Allright provide for aggregate annual payments ranging from $20 thousand to $144 thousand per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $9.2 million have been purchased to fund, as necessary, the benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $2.0 million and $2.0 million at September 30, 2004 and 2003, respectively, and is included in other non-current assets. The plan is a nonqualified plan and is not subject to ERISA funding requirements. Deferred compensation costs for 2004, 2003 and 2002 were $774 thousand, $466 thousand and $296 thousand, respectively. At September 30, 2004, the Company had recorded a liability of $5.8 million associated with this plan.

     (e) Deferred Unit Plan

     On December 19, 1996, the Board of Directors approved the adoption of the Company’s Deferred Stock Unit Plan. Under the plan, certain key employees have the opportunity to defer the receipt of certain portions of their cash compensation, instead receiving shares of common stock following certain periods of deferral. The plan is administered by a committee, appointed by the board of directors of the Company consisting of at least two non-employee “outside” directors of the Company. The Company reserved 375,000 shares of common stock for issuance under the 1996 Deferred Stock Unit Plan. Participants may defer up to 50% of their salary. As of September 30, 2004, $2.2 million of compensation remained deferred under this plan.

     (f) Restricted Stock Units

     The Company issued $323 thousand, $216 thousand and $63 thousand, during fiscal year 2004, 2003 and 2002 respectively, related to restricted stock units granted under individual employment agreements with certain key executives. These restricted stock are exercisable upon change of control of the Company.

(15) Related Parties

     The Company leases two properties from an entity 50% owned by Monroe Carell, Jr., the Company’s chairman and Chief Executive Officer, for $290 thousand per year for a 10-year term and pays percentage rent to the entity. Total rent expense, including percentage rent, was $290 thousand, $290 thousand and $290 thousand in 2004, 2003 and 2002, respectively. The Company will receive 25% of the gain in the event of a sale of these properties during the term of the lease pursuant to the lease agreements. Management believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated persons. A company owned by Mr. Carell, owns a 50% interest in a limited liability company that owns the Lodo Garage in Denver, Colorado. The entity owned by Mr. Carell purchased the interest in the garage from a third party. The Company owns the remaining 50%.

     In connection with the acquisition of Kinney, the Company entered into a consulting agreement with Lewis Katz, a director of the Company. The Company paid $200 thousand to the director pursuant to this agreement during fiscal year 2002. Additionally, the Company has entered into a limited partnership agreement with the same director whereby the director has agreed to seek new business opportunities in the form of leases and management contracts and renewals of existing leases and contracts as requested by the Company. During the fiscal years ended September 30, 2004, 2003 and 2002, the Company recognized expense of $339 thousand, $592 thousand and $221 thousand, respectively, in connection with this agreement.

     Lewis Katz, a director of the Company, has an ownership interest in Foley Parking Affiliate, LLC (“Foley Parking”). Foley Parking and the Company each own 50% of a company that leases a parking garage in New York City. The lease has a term of 20 years and the base rent is $1.3 million per year. This location incurred losses of approximately $636,000 and $519,500, including approximately $170,000 and $600,000 of deferred rent expense in fiscal years 2004 and 2003, respectively.

(16) Contingencies

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plantiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. The parties have agreed to participate in non-binding mediation, and trial has been scheduled for September 6, 2005. The litigation is in its preliminary stages and the amount of potential loss, if any, cannot reasonably be estimated.

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

(17) Business Segments

     The Company’s business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain, Ireland, Puerto Rico, Chile, Colombia, Peru, Venezuela, Greece, Poland, and Switzerland. The Company also conducts business through joint ventures in Mexico and Germany. Revenues attributable to foreign operations were less than 10% of consolidated revenues for each of fiscal years 2004, 2003 and 2002. In 2004, the United Kingdom and Canada account for 47.1% and 31.0% of total foreign revenues, respectively.

A summary of information about the Company’s foreign and domestic operations is as follows (in thousands):

	Year Ended September 30,
	2004	2003	2002
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$664,765	$663,040	$657,790
Foreign	48,085	45,863	38,499

Consolidated	$712,850	$708,903	$696,289

Operating earnings:
Domestic	$48,134	$1,807	$57,053
Foreign	8,042	3,385	5,700

Consolidated	$56,176	$5,192	$62,753

Earnings (loss) from continuing operations before minority interest, income taxes, and cumulative effect of accounting change
Domestic	$33,341	$(11,334)	$56,981
Foreign	4,250	4,713	7,271

Consolidated	$37,591	$(6,621)	$64,252

Identifiable assets:
Domestic	$873,103	$950,576
Foreign	48,268	50,601

Consolidated	$921,371	$1,001,177

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating earnings (loss) by segment for the years ended September 30, 2004, 2003 and 2002 (in thousands) and identifiable assets as of September 30, 2004 and 2003. During fiscal year 2004, the

Company realigned certain locations among segments. All prior years’ segment data has been reclassified to conform to the new segment alignment.

	Year Ended September 30,
	2004	2003	2002
Revenues (a):
Segment One	$75,815	$73,969	$75,305
Segment Two	307,463	299,631	292,870
Segment Three	17,909	15,262	12,431
Segment Four	37,084	37,217	32,357
Segment Five	10,689	10,101	10,177
Segment Six	96,689	95,462	91,398
Segment Seven	66,716	77,122	75,600
Segment Eight	87,966	91,762	97,313
Other	12,519	8,377	8,838

Total revenues	$712,850	$708,903	$696,289

Operating earnings (loss):
Segment One	$(4,730)	$(10,462)	$(4,232)
Segment Two	(4,629)	(9,402)	3,304
Segment Three	3,446	448	980
Segment Four	6,167	1,918	4,651
Segment Five	948	286	358
Segment Six	980	142	1,056
Segment Seven	(5,452)	(5,504)	(150)
Segment Eight	652	(4,551)	1,602
Other	58,794	32,317	55,184

Total operating earnings	$56,176	$5,192	$62,753

	September 30,
	2004	2003
Identifiable assets:
Segment One	$11,545	$15,295
Segment Two	327,313	338,623
Segment Three	14,414	12,954
Segment Four	48,128	41,666
Segment Five	1,289	949
Segment Six	22,739	23,123
Segment Seven	35,441	36,619
Segment Eight	32,099	32,689
Other	428,403	499,259

Total assets	$921,371	$1,001,177

(a)– Excludes reimbursement of management contract expenses.

Segment One encompasses the western region of the United States and Vancouver, BC.

Segment Two encompasses the Northeastern United States, including New York City, New Jersey, Boston and Philadelphia.

Segment Three encompasses the USA Parking acquisition.

Segment Four encompasses Europe, Puerto Rico, Central and South America.

Segment Five encompasses Nashville, TN.

Segment Six encompasses the Nebraska, Oklahoma, Missouri, and the Midwestern region of the United States. It also includes Canada, excluding Vancouver.

Segment Seven encompasses the mid-Atlantic region of the United States and includes Washington DC and Baltimore. It also includes Pennsylvania and Western New York.

Segment Eight encompasses Florida, Alabama, parts of Tennessee and portions of the southeastern region of the United States to include the Gulf Coast region and Texas.

Other encompasses the home office, eliminations, certain owned real estate, certain partnerships and discontinued operations.

(18) Subsequent Event

     On December 13, 2004, the Company entered into a new Employment Agreement and a Revised Deferred Compensation Agreement with Monroe Carell, the Company’s chairman and chief executive officer.

     The Company arbitrated a rent dispute relating to a five-year real estate lease extension that began in December 2003. The extension provided for a base rent equal to the greater of $4.75 million annually or fair market value, with an annual rent increase of 1.5%. On December 13, 2004, the arbitrator ruled that the annual base rent would increase to $7.45 million for the five-year extension period. As a result, the Company recognized additional net expense of approximately $1.50 million during the fourth quarter of 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2004 are effective in timely alerting them to material information required to be included in the Company’s periodic reports and that such information is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms except for the process of identifying and recording trade accounts payable. With respect to this issue, the Company has established a process to capture and record vendor invoices on a more timely basis and to estimate the liabilities for vendor invoices not yet received. The Company believes that procedures performed by the Company subsequent to quarter-end provide us with an adequate basis to conclude the accuracy of this account.

(b)	Changes in internal control over financial reporting: There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal year ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

     On December 13, 2004, the Company entered into a new Employment Agreement and a Revised Deferred Compensation Agreement with Monroe Carell, the Company’s chairman and chief executive officer. The Employment Agreement has a term of one year but automatically renews for additional one-year periods unless notice is provided at least thirty days prior to the end of the term. The Employment Agreement provides for an initial base salary of $545,000, and annual performance-based bonus payments. The agreement may be terminated by Mr. Carell upon 30 days’ written notice or may be terminated by the Company by complying with the severance provisions provided in the agreement except in the case of a termination for cause, in which case Mr. Carell is not entitled to severance. The agreement provides that in the event Mr. Carell is terminated without cause (and such termination does not occur within two years following a change in control) or he terminates his employment for good reason, Mr. Carell would receive two years of base salary, bonus and welfare benefits. The Employment Agreement further provides that in the event of a termination without cause or a constructive discharge within two years following a change in control, Mr. Carell would receive severance equal to three times base and bonus plus three years of benefits.

The Revised Deferred Compensation Agreement entitles Mr. Carell to annual payments of $500,000 until his death and, in the event his wife survives him, she is entitled to annual payments of $500,000 until her death. There is an acceleration of the annual retirement payments upon a change in control. This agreement also provides that Mr. Carell is subject to a non-competition and non-solicitation covenants during the period payments are made under the agreement and for 12 months following the acceleration of amounts payable to Monroe under this agreement upon a change in control. In addition, the agreement provides that if Mr. Carell ceases to serve as the chief executive officer, he shall be entitled to annual payments of $300,000 until the later of (i) the date he ceases to serve as non-employee chairman of the Company’s board of directors or (ii) the date five years following the first payment; provided such payments shall cease if Mr. Carell breaches the non-competition or no-solicitation provisions. The arrangements also include an excise tax gross-up provision.

A change in control is defined to include (i) the consummation of a plan of liquidation with respect to the Company; (ii) the sale or other divestiture of all or substantially all of the assets of the Company; (iii) the acquisition of 30% or more of the outstanding stock of the Company other than through acquisitions of the Company, a subsidiary, or an employee benefit plan of the Company, or Monroe Carell or family members or related entities; (iv) consummation of a merger, consolidation, or reorganization, unless following such transaction the shareholders prior to the transaction continue to own more than 70% of the outstanding shares, Board members prior to the transaction continue to constitute a majority of the Board and no person or control group owns more than 30% of the stock (other than Mr. Carell, family members or related entities); or (v) a change in the majority of the Board. (i) (ii) (iii) or (iv) consummation of the sale of all or substantially all of the Company’s assets or the adoption of a plan of liquidation.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

Item 11. Executive Compensation

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) and (2) Financial Statements and Financial Statement Schedules

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8, are listed in the Index to Consolidated Financial Statements.

(b)	(3) Exhibits

The exhibits are listed in the Index to Exhibits which appears immediately following the signature page.

(c)	Reports on Form 8-K

               On July 29, 2004 the Company filed a current report on Form 8-K announcing the results of operations for the third quarter ended June 30, 2004, incorporating the text of the press release dated July 28, 2004.

               On September 29, 2004 the Company filed a current report on Form 8-K announcing a revision to the Company’s outlook for fiscal 2004, incorporating the text of the press release dated September 28, 2004.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

Amounts in thousands

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	(Deductions)	End of
Description	Period	Expenses	Accounts	Recoveries	Period
Allowance for Doubtful Accounts
Year ended September 30, 2002	$474	(26)	—	113	$561
Year ended September 30, 2003	561	4,938	—	(1,779)	3,720
Year ended September 30, 2004	3,720	959	—	(1,473)	3,206
Deferred Tax Valuation Account
Year ended September 30, 2002	$15,279	—	—	—	$15,279
Year ended September 30, 2003	15,279	(94)	(11,949)	—	3,236
Year ended September 30, 2004	3,236	—	—	—	3,236

See accompanying report of Independent Registered Public Accounting Firm.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule IV — Mortgage Loans on Real Estate

Principal Amount
		Final	Periodic		Face	Carrying	of Loans Subject
	Interest	Maturity	Payment	Prior	Amount of	Amount of	to Delinquent
Description	Rate	Date	Terms	Liens	Mortgage	Mortgage	Principal or Interest
Mortgage note secured by parking garages	1-month LIBOR + 1.625% with swap to convert to fixed rate at 8.91%	3/15/05	$108,250/month (including swap) with balance of $12,691,671 due at maturity	None	$13,300,000	$12,766,724 at September 30, 2004	None

See accompanying report of Independent Registered Public Accounting Firm.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL PARKING CORPORATION

Date: December 14, 2004	By:	/s/ Mark Shapiro

Mark Shapiro
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Monroe J. Carell, Jr. Monroe J. Carell, Jr.	Chairman, Chief Executive Officer Director	November 23, 2004

/s/ Mark Shapiro Mark Shapiro	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 23, 2004

/s/ V. Jeffrey Heavrin V. Jeffrey Heavrin	Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 23, 2004

/s/ Cecil Conlee Cecil Conlee	Director	November 23, 2004

/s/ Lewis Katz Lewis Katz	Director	November 23, 2004

/s/ Edward G. Nelson Edward G. Nelson	Director	November 23, 2004

/s/ Ray Baker. Ray Baker	Director	November 23, 2004

/s/ Richard H. Sinkfield Richard H. Sinkfield	Director	November 23, 2004

/s/ Kathryn Brown Kathryn Brown	Director	November 23, 2004

/s/ Owen Shell Owen Shell	Director	November 23, 2004

/s/ William Smith William Smith	Director	November 23, 2004

Exhibit Index

Exhibit
Number		Document
2		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

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

Exhibit
Number		Document

Carell Children’s Trust, The 1996 Carell Grand children’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown rust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.5
Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

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

4.8		Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1		Executive Compensation Plans and Arrangements

	(a)	1995 Incentive and Nonqualified Stock Option Plan for Key Personnel (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

(b)
Amendment to the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel increasing the number of shares licensed for issuance under the plan to 3,817,500 (Incorporated by reference to Exhibit 10.1 (b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2000).

	(c)	Form of Option Agreement under Key Personnel Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

	(d)	1995 Restricted Stock Plan (Incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

	(e)	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement No.33-95640 on Form S-1).

	(f)	Monroe J. Carell, Jr. Employment Agreement (filed herewith).

	(g)	Monroe J. Carell, Jr. Revised Deferred Compensation Agreement, as amended (filed herewith).

Exhibit
Number		Document
	(h)	Performance Unit Agreement between Central Parking Corporation and James H. Bond (Incorporated by reference to Exhibit 10.11.1 to the Company’s Registration Statement No. 33-95640 on Form S-1.)

	(i)	Modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1 (j) to the Company’s Annual Report on Form 10-K filed on December 27, 1997).

	(j)	Second modification of Performance Unit Agreement of James H. Bond (Incorporated by reference to Exhibit 10.1 (k) to the Company’s Report on Form 10-Q for the period ended March 31, 2001).

	(k)	Deferred Stock Unit Plan (Incorporated by reference to Exhibit 10.1(n) to the Company’s Annual Report on Form 10-K filed on December 21, 2001).

	(l)	James H. Bond Employment Agreement dated as of May 31, 2001 (Incorporated by reference to Exhibit 10.1 (p) to the company’s Report on Form 10-Q for the period ended June 30, 2001).

	(m)	Emanuel J. Eads Employment Agreement dated as of October 1, 2000 (Incorporated by reference to Exhibit 10.1 (q) to the company’s Report on Form 10-Q for the period ended June 30, 2001).

	(n)	Gregory A. Susick Employment Agreement dated as of October 1, 2000 (Incorporated by reference to Exhibit 10.1 (r) to the company’s Report on Form 10-Q for the period ended June 30, 2001).

	(o)	Jeff L. Wolfe Employment Agreement dated as of October 1, 2000 (Incorporated by reference to Exhibit 10.1 (s) to the company’s Report on Form 10-Q for the period ended June 30, 2001).

	(p)	Form of Senior Executive Employment Agreement (Incorporated by reference to Exhibit 10.1(a) to the Company’s Annual Report on Form 10-K filed on December 24, 2003.)

10.2	(a)	1995 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-95640 on Form S-1).

(b)
Amendment to the 1995 Nonqualified Stock Option Plan for Directors increasing the number of shares reserved for issuance under the plan to 475,000 (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on December 21, 2001).

10.3		Form of Option Agreement under Directors plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.4		Form of Indemnification Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.5		Indemnification Agreement for Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.6		Form of Management Contract (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on December 21, 2001).

10.7		Form of Lease (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on December 21, 2001).

Exhibit
Number	Document
10.8	1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.9	Exchange Agreement between the Company and Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.10
Consulting Agreement dated as of February 12, 1998, by and between Central Parking Corporation and Lewis Katz (Incorporated by reference to Exhibit 10.20 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.11
Limited Partnership Agreement dated as of August 11, 1999, by and between CPS of the Northeast, Inc. and Arizin Ventures, L.L.C. (Incorporated by reference to Exhibit 10.21 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

Exhibit
Number	Document
10.12
Shareholders’ Agreement and Agreement Not to Compete by and among Central Parking Corporation, Monroe J. Carell, Jr., Lewis Katz and Saul Schwartz dated as of February 12, 1998 (Incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.13
Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot) (Incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.14
First Amendment to Lease Agreement dated as of July 29, 1997, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot) (Incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.15
Lease Agreement dated as of October 6, 1995 by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot) (Incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.16
First Amendment to Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot) (Incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.17	Revolving Credit Note dated November 1, 2002, by Suntrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on February 18, 2003).

10.18	Promissory Note dated January 8, 2003 by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.2 on Form 10-Q filed on February 18, 2003).

10.19	Credit Agreement dated February 28, 2003, among Central Parking Corporation, et. al and Bank of America, N.A., et. al. (Incorporated by reference to Exhibit 99.2 on Form 8-K filed on March 4, 2003).

10.20	Waiver Agreement dated May 14, 2003, by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.3 on Form 10-Q filed on May 15, 2003).

10.21	Employment Agreement dated March 3, 2003, by William J. Vareschi, Jr. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.4 on Form 10-Q filed on May 15, 2003).

Exhibit
Number	Document
10.22	First Amendment to Credit Agreement dated August 12, 2003, by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 14, 2003).

10.23	Second Amendment to the Credit Facility dated June 4, 2004 by Bank of America, N.A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 13, 2004).

10.24
International Swap Dealers Association, Inc. Master Agreement dated as of June 9, 2003, by JP Morgan Chase Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.4 on Form 10-Q filed on August 14, 2003).

10.25
International Swap Dealers Association, Inc. Master Agreement dated as of May 23, 2003, by SunTrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.5 on Form 10-Q filed on August 14, 2003).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(a).

31.2	Certification of Mark Shapiro pursuant to Rule 13a-14(a).

32.1	Certification of Monroe J. Carell, Jr. pursuant to Section 1350.

32.2	Certification of Mark Shapiro pursuant to Section 1350.