Form 10-K/A
period 2004-09-30
CENTRAL PARKING CORP
filed 2004-12-17
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Amounts in thousands, except share and employee data

	Year Ended September 30,
						2004 vs. 2003
	2004	2003	2002	2001	2000	Increase (Decrease)
STATEMENT OF OPERATIONS DATA:
Revenues:
Parking	$585,798	$589,383	$579,390	$588,481	$615,990	$(3,585)	(0.6)%
Management contract and other	127,052	119,520	116,899	98,701	99,232	7,532	6.3

	712,850	708,903	696,289	687,182	715,222	3,947	0.6
Reimbursement of management contract expenses	458,688	418,058	390,306	373,413	312,709	40,630	9.7

Total revenues	1,171,538	1,126,961	1,086,595	1,060,595	1,027,931	44,577	4.0
Expenses:
Total before merger costs	664,335	696,151	628,550	618,394	631,739	(31,816)	(4.6)
Merger costs	—	—	—	—	3,747	—	NM
Reimbursed management contract expenses	458,688	418,058	390,306	373,413	312,709	40,630	8.9
Property-related (losses) gains, net	7,661	(7,560)	(4,986)	(7,026)	(1,885)	15,221	201.3

Operating earnings	56,176	5,192	62,753	61,762	77,851	50,984	982.0
Percentage of operating earnings to total revenues, excluding reimbursement of management contract expenses	8.0%	0.7%	9.0%	9.0%	10.9%
Interest expense, net	(15,601)	(17,304)	(10,449)	(17,435)	(22,672)	1,703	13.0
Gain on repurchase of subordinated convertible debentures	—	—	9,245	—	—	—	—
Gain on sale of non-operating assets	—	3,279	—	—	—	(3,279)	(100.0)
Equity in partnership and joint venture (losses) earnings	(2,984)	2,212	2,703	3,151	8,162	(5,196)	(234.9)

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	37,591	(6,621)	64,252	47,478	63,341	44,212	667.8
Minority interest	(2,999)	(4,052)	(4,765)	(3,502)	(3,334)	1,053	26.0
Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting changes	34,592	(10,673)	59,487	43,976	60,007	45,265	424.1
Income tax benefit (expense)	(14,606)	4,437	(19,869)	(17,063)	(23,254)	(19,043)	(429.2)
Income tax percentage of earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	42.2%	41.6%	33.4%	38.8%	38.8%
Cumulative effect of accounting changes, net of tax (1)	—	—	(9,341)	(259)	—	—	NM

Earnings (loss) from continuing operations	19,986	(6,236)	30,277	26,654	36,753	26,222	420.5

Discontinued operations, net of tax	(2,993)	1,709	3,491	(801)	(314)	(4,702)	(275.1)

Net earnings (loss)	$16,993	$(4,527)	$33,768	$25,853	$36,439	$21,520	475.4%

Percentage of net earnings (loss) to total revenues, excluding reimbursement of management contract expenses	2.4%	(0.6)%	4.8%	3.8%	5.1%

	Year Ended September 30,
							2004 vs. 2003
	2004	2003		2002	2001	2000	Increase (Decrease)
PER SHARE DATA:
Earnings (loss) from continuing operations before cumulative effect of accounting changes - basic	$0.55		$(0.18)	$1.10	$0.75	$1.01	$0.73	405.6%
Cumulative effect of accounting changes, net of tax	—		—	(0.26)	(0.01)	—	—	—
Discontinued operations, net of tax	(0.08)		0.05	0.10	(0.02)	(0.01)	(0.13)	(260.0)

Net earnings (loss) - basic	$0.47	$	(0.13)	$0.94	$0.72	$1.00	$0.60	461.5%

Earnings (loss) from continuing operations before cumulative effect of accounting changes - diluted	$0.55		$(0.18)	$1.09	$0.75	$1.00	$0.73	405.6%
Cumulative effect of accounting changes, net of tax	—		—	(0.26)	(0.01)	—	—	—
Discontinued operations, net of tax	(0.08)		0.05	0.10	(0.02)	(0.01)	(0.13)	(260.0)

Net earnings (loss) -diluted	$0.47	$	(0.13)	$0.93	$0.72	$0.99	$0.60	461.5%

Basic weighted average common shares outstanding	36,346		36,034	35,849	35,803	36,365	312	0.9%
Diluted weighted average common shares outstanding	36,555		36,034	36,211	36,015	36,735	521	1.4%
Dividends per common share	$0.06		$0.06	$0.06	$0.06	$0.06	$—	—%
Net book value per common share outstanding at September 30	$11.89		$11.52	$11.57	$10.66	$10.19	$0.38	3.3%

	As of September 30,
						2004 vs 2003
	2004	2003	2002	2001	2000	Increase (Decrease)
BALANCE SHEET DATA:
Cash and cash equivalents	$27,628	$31,572	$33,498	$41,849	$43,214	$(3,944)	(14.4)%
Working capital	(59,123)	7,656	(92,805)	(79,251)	(89,252)	(66,779)	(872.2)
Goodwill	232,562	230,312	242,141	250,630	264,756	2,250	1.0
Total assets	921,371	1,001,177	998,884	986,881	1,022,305	(79,806)	(8.0)
Long-term debt and capital lease obligations, less current portion	159,188	266,961	207,098	208,885	239,285	(107,773)	(40.4)
Subordinated convertible debentures	78,085	78,085	78,085	110,000	110,000	—	—
Shareholders’ equity	435,033	416,526	415,804	381,446	370,257	18,507	4.4

	Year Ended September 30,
						2004 vs 2003
	2004	2003	2002	2001	2000	Increase (Decrease)
OTHER DATA:
Depreciation and amortization	$32,635	$35,173	$34,500	$44,263	$44,612	$(2,538)	7.2%
Employees (2)	22,537	21,187	18,100	18,800	16,200	1,350	6.3
Number of shareholders (2)	6,862	8,400	7,100	6,500	7,300	(1,538)	18.3
Market capitalization (in millions) (3)	$484,000	$443,000	$724,000	$501,000	$720,000	$41,000	9.3
Return on average equity (4)	4.1%	(1.1)%	8.5%	6.9%	10.2%

(1)	Reflects the Company’s adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 142 for the transitional impairment of goodwill of $9.3 million, net of tax of $28 thousand. Reflects the Company’s adoption in 2001 of Staff Accounting Bulletin (SAB) 101 related to revenue recognition of $259 thousand, net of tax of $171 thousand.

(2)	Reflects information as of September 30 of the respective fiscal year.

(3)	Based on number of shares outstanding and closing market price as of September 30.

(4)	Reflects return on equity calculated using fiscal year net earnings (loss) divided by average shareholders’ equity for the fiscal year.

NM	Not meaningful

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

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in thousands, except per share data

	Year Ended September 30,
	2004	2003	2002
Revenues:
Parking	$585,798	$589,383	$579,390
Management contract and other	127,052	119,520	116,899

	712,850	708,903	696,289
Reimbursement of management contract expenses	458,688	418,058	390,306

Total revenues	1,171,538	1,126,961	1,086,595

Costs and expenses:
Cost of parking	534,570	547,173	509,918
Cost of management contracts	57,904	65,569	48,813
General and administrative	71,861	83,409	69,819

	664,335	696,151	628,550
Reimbursed management contract expenses	458,688	418,058	390,306

Total costs and expenses	1,123,023	1,114,209	1,018,856

Property-related gains (losses), net	7,661	(7,560)	(4,986)

Operating earnings	56,176	5,192	62,753
Other income (expenses):
Interest income	4,883	4,733	6,870
Interest expense	(20,484)	(22,037)	(17,319)
Gain on repurchase of subordinated convertible debentures	—	—	9,245
Gain on sale of non-operating assets	—	3,279	—
Equity in partnership and joint venture (losses) earnings	(2,984)	2,212	2,702

Earnings (loss) from continuing operations before minority interest, income taxes, and cumulative effect of accounting change	37,591	(6,621)	64,251
Minority interest	(2,999)	(4,052)	(4,765)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting change	34,592	(10,673)	59,486
Income tax (expense) benefit:
Current	(11,499)	(7,032)	(21,608)
Deferred	(3,107)	11,469	1,739

Total income tax (expense) benefit	(14,606)	4,437	(19,869)

Earnings (loss) from continuing operations before cumulative effect of accounting change	19,986	(6,236)	39,617
Cumulative effect of accounting change, net of tax	—	—	(9,341)

Earnings (loss) from continuing operations	19,986	(6,236)	30,276
Discontinued operations, net of tax	(2,993)	1,709	3,492

Net earnings (loss)	$16,993	$(4,527)	$33,768

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$0.55	$(0.18)	$1.10
Cumulative effect of accounting change, net of tax	—	—	(0.26)
Discontinued operations, net of tax	(0.08)	0.05	0.10

Net earnings (loss)	$0.47	$(0.13)	$0.94

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of accounting change	$0.55	$(0.18)	$1.09
Cumulative effect of accounting change, net of tax	—	—	(0.26)
Discontinued operations, net of tax	(0.08)	0.05	0.10

Net earnings (loss)	$0.47	$(0.13)	$0.93

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

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands

	Year Ended September 30,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$16,993	$(4,527)	$33,768
Loss (earnings) from discontinued operations	2,993	(1,709)	(3,491)

Earnings (loss) from continuing operations	19,986	(6,236)	30,277
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities - continuing operations:
Depreciation and amortization	32,635	35,173	34,500
Equity in partnership and joint venture losses (earnings)	2,984	(2,212)	(2,702)
Distributions from partnerships and joint ventures	1,412	1,375	3,938
Gain on sale of non-operating assets	—	(3,279)	—
Property related (gains) losses, net	(7,661)	7,560	4,986
Gain on repurchase of subordinated convertible debentures	—	—	(9,245)
Loss on derivatives related to refinancing	—	918	—
Decrease in fair value of derivatives	—	12	—
Cumulative effect of accounting change, net of tax	—	—	9,341
Deferred income taxes	3,106	(11,469)	(1,739)
Minority interest	2,999	4,052	4,765
Changes in operating assets and liabilities, excluding effects of acquisitions:
Management accounts receivable	(6,605)	5,490	(4,967)
Accounts receivable - other	6,106	274	1,001
Prepaid expenses	(1,621)	(1,373)	(2,896)
Other assets	(7,211)	(3,389)	(288)
Accounts payable, accrued expenses and other liabilities	(6,096)	1,186	(1,583)
Management accounts payable	(749)	(279)	1,692
Deferred rent	(3,119)	(1,535)	6,794
Refundable income taxes	4,022	(5,483)	—
Income taxes payable	273	2,149	2,691

Net cash provided by operating activities - continuing operations	40,461	22,934	76,565
Net cash provided (used) by operating activities - discontinued operations	1,178	(2,421)	(1,745)

Net cash provided by operating activities	41,639	20,513	74,820

Cash flows from investing activities:
Proceeds from disposition of property and equipment	69,408	26,147	16,651
Proceeds from sale of investment in partnership	—	—	18,399
Purchase of equipment and leasehold improvements	(13,274)	(53,924)	(36,522)
Purchase of property	(1,725)	—	—
Purchase of contract and lease rights	(4,530)	(7,186)	(18,948)
Acquisitions, net of cash acquired	—	(1,997)	(17,788)
Incentive payment for USA Parking	2,250	—	—
Other investing activities	227	5,823	698

Net cash provided (used) by investing activities	52,356	(31,137)	(37,510)

Cash flows from financing activities:
Dividends paid	(2,184)	(2,165)	(2,152)
Net (repayments) borrowings under revolving credit agreement	(59,000)	(87,500)	33,500
Proceeds from issuance of notes payable, net of issuance costs	2,933	176,332	1,136
Principal repayments on long-term debt and capital lease obligations	(39,065)	(78,664)	(54,214)
Payment to minority interest partners	(3,244)	(4,116)	(4,563)
Repurchase of common stock	—	—	(488)
Repurchase of subordinated convertible debentures	—	—	(21,823)
Proceeds from issuance of common stock and exercise of stock options	2,897	4,182	3,373

Net cash (used) provided by financing activities	(97,663)	8,069	(45,231)

Foreign currency translation	(276)	629	(430)

Net decrease in cash and cash equivalents	(3,944)	(1,926)	(8,351)
Cash and cash equivalents at beginning of year	31,572	33,498	41,849

Cash and cash equivalents at end of year	$27,628	$31,572	$33,498

Consolidated Statements of Cash Flows continued:

	Year Ended September 30,
	2004	2003	2002
Non-cash transactions:
Purchase of properties with notes payable	$—	$—	$16,500
Unrealized (gain) loss on fair value of derivatives and available- for-sale securities	$(1,077)	$(1,826)	$(32)
Cash payments for:
Interest	$19,160	$14,020	$11,652
Income taxes	$6,725	$12,256	$22,770
Effects of acquisitions:
Estimated fair value of assets acquired	$—	$632	$5,681
Purchase price in excess of the net assets acquired (goodwill)	—	—	880
Purchase price in excess of the net assets acquired (contract rights)	—	2,333	14,339
Estimated fair values of liabilities assumed	—	(968)	(2,936)

Cash paid	—	1,997	17,964
Less cash acquired	—	—	(176)

Net cash paid for acquisitions	$—	$1,997	$17,788

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

     (w) Discontinued Operations

     The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of parking facilities be classified as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be classified as discontinued operations. For the year ended September 30, 2004, the Company had certain locations designated as discontinued operations which were either held-for-sale or disposed during the current year. For the year ended September 30, 2004, the locations had revenues of $6.4 million, pretax loss of $5.2 million, and $1.9 million of income tax benefit, resulting in a loss from discontinued operations of $3.0 million, net of $4.1 million in property related losses. The facts and circumstances leading to discontinued operations classification and the expected disposals include expected property sales, condemnations, or early lease and management agreement terminations. The segment in which the majority of the long lived asset (disposal group) is reported under is segment-other. Included in the year ended September 30, 2004 is the year-to-date results of operations for all locations discontinued during fiscal year of 2004 as well as the locations designated as held-for-sale during fiscal year 2003 but not yet sold. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in fiscal year 2004 as well as the locations designated as held-for-sale during fiscal year 2003 but not yet sold, as discontinued operations net of related income taxes.

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

	Investment		Advances
	(Accumulated Losses)		to Partnerships
	in Partnerships and		and Joint
	Joint Ventures		Ventures
	2004	2003	2004	2003
Commerce Street Joint Venture	$(642)	$(963)	$438	$523
Larimer Square Parking Associates	1,129	1,080	866	1,153
Lodo Parking Garage, LLC	1,079	1,090	—	—
CPS Mexico, Inc.	2,761	6,796	2,495	2,897
Other	1,880	2,276	—	935

	$6,207	$10,279	$3,799	$4,573

	Equity in Partnership and			Joint Venture
	Joint Venture Earnings (Losses)			Debt
	2004	2003	2002	2004	2003
Commerce Street Joint Venture	$606	$484	$514	5,350	5,873
Larimer Square Parking Associates	312	287	295	1,745	2,065
Lodo Parking Garage, LLC	94	88	103	—	—
CPS Mexico, Inc.	(4,036)	1,424	1,501	11,558	4,730
Other	40	(71)	289	—	—

	$(2,984)	$2,212	$2,702	$18,653	$12,668

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

Company realigned certain locations among segments. All prior years’ segment data has been reclassified to conform to the new segment alignment.

	Year Ended September 30,
	2004	2003	2002
Revenues (a):
Segment One	$75,815	$73,969	$75,305
Segment Two	307,463	299,631	292,870
Segment Three	17,909	15,262	12,431
Segment Four	37,083	37,217	32,357
Segment Five	10,689	10,101	10,177
Segment Six	96,689	95,462	91,398
Segment Seven	66,716	77,122	75,600
Segment Eight	87,966	91,762	97,313
Other	12,520	8,377	8,838

Total revenues	$712,850	$708,903	$696,289

Operating earnings (loss):
Segment One	$375	$(4,086)	$3,012
Segment Two	12,539	9,684	21,335
Segment Three	3,446	448	980
Segment Four	5,940	2,095	4,828
Segment Five	2,046	1,454	1,519
Segment Six	7,520	7,832	8,983
Segment Seven	(782)	185	5,461
Segment Eight	13,327	7,151	13,328
Other	13,855	(19,571)	3,308

Total operating earnings	$56,176	$5,192	$62,753

	September 30,
	2004	2003
Identifiable assets:
Segment One	$11,545	$15,295
Segment Two	327,313	338,623
Segment Three	14,414	12,954
Segment Four	48,128	41,666
Segment Five	1,289	949
Segment Six	22,739	23,123
Segment Seven	35,441	36,619
Segment Eight	32,099	32,689
Other	428,403	499,259

Total assets	$921,371	$1,001,177

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

Other encompasses the home office, eliminations, certain owned real estate and certain partnerships.

(18) Subsequent Event

     On December 13, 2004, the Company entered into a new Employment Agreement and a Revised Deferred Compensation Agreement with Monroe Carell, the Company’s chairman and chief executive officer.

     The Company arbitrated a rent dispute relating to a five-year real estate lease extension that began in December 2003. The extension provided for a base rent equal to the greater of $4.75 million annually or fair market value, with an annual rent increase of 1.5%. On December 13, 2004, the arbitrator ruled that the annual base rent would increase to $7.45 million for the five-year extension period. As a result, the Company recognized additional rent expense of approximately $1.50 million during the fourth quarter of 2004.

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

See accompanying report of Independent Registered Public Accounting Firm.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL PARKING CORPORATION

Date: December 17, 2004	By:	/s/ Mark Shapiro

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