Form 10-Q
period 2004-12-31
CENTRAL PARKING CORP
filed 2005-02-09
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 7, 2005

Common Stock, $0.01 par value	36,602,391

INDEX

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

Amounts in thousands, except share data

	December 31,	September 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$31,035	$27,628
Management accounts receivable, net of allowance for doubtful accounts of $3,057 and $3,206 at December 31, 2004 and September 30, 2004, respectively	58,799	43,776
Accounts receivable - other	11,894	9,334
Current portion of notes receivable (including amounts due from related parties of $1,575 at December 31, 2004 and $1,617 at September 30, 2004)	7,572	6,010
Prepaid expenses	16,612	13,045
Assets held for sale	25,517	23,724
Refundable income taxes	21	1,461
Deferred income taxes	10,930	11,177

Total current assets	162,380	136,155
Notes receivable, less current portion	40,022	41,940
Property, equipment, and leasehold improvements, net	374,769	380,256
Contracts and lease rights, net	87,183	89,015
Goodwill, net	232,562	232,562
Investment in and advances to partnerships and joint ventures	8,786	7,824
Other assets	38,330	36,616

Total assets	$944,032	$924,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$46,209	$46,867
Trade accounts payable	77,167	76,964
Accrued expenses	43,958	46,807
Management accounts payable	29,922	24,640
Income taxes payable	797	—

Total current liabilities	198,053	195,278
Long-term debt and capital lease obligations, less current portion	167,867	159,188
Subordinated convertible debentures	78,085	78,085
Deferred rent	23,720	24,450
Deferred income taxes	17,167	17,293
Other liabilities	16,560	14,977

Total liabilities	501,452	489,271

Minority interest	189	64

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,599,641 and 36,582,808 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	366	366
Additional paid-in capital	249,701	249,452
Accumulated other comprehensive income, net	5,057	879
Retained earnings	187,972	185,041
Other	(705)	(705)

Total shareholders’ equity	442,391	435,033

Total liabilities and shareholders’ equity	$944,032	$924,368

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

Amounts in thousands, except per share data

	Three months ended December 31,
	2004	2003
Revenues:
Parking	$141,362	$148,225
Management contracts	30,767	32,209

	172,129	180,434
Reimbursement of management contract expenses	132,511	112,723

Total revenues	304,640	293,157

Costs and expenses:
Cost of parking	126,703	130,856
Cost of management contracts	15,233	13,680
General and administrative	18,860	18,414

	160,796	162,950
Reimbursed management contract expenses	132,511	112,723

Total costs and expenses	293,307	275,673
Property-related gains, net	1,881	1,242

Operating earnings	13,214	18,726

Other income (expense):
Interest income	1,206	1,248
Interest expense	(4,958)	(5,299)
Equity in partnership and joint venture earnings	257	548

Earnings from continuing operations before minority interest and income taxes	9,719	15,223
Minority interest, net of tax	(303)	(976)

Earnings from continuing operations before income taxes	9,416	14,247
Income tax expense	(3,643)	(5,285)

Earnings from continuing operations	5,773	8,962

Loss from discontinued operations, net of tax	(2,293)	(567)

Net earnings	$3,480	$8,395

Basic (loss) earnings per share:
Earnings from continuing operations	$0.16	$0.25
Loss from discontinued operations, net of tax	(0.06)	(0.02)

Net earnings	$0.10	$0.23

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.16	$0.25
Loss from discontinued operations, net of tax	(0.06)	(0.02)

Net earnings	$0.10	$0.23

Weighted average shares used for basic per share data	36,564	36,159
Effect of dilutive common stock options	85	46

Weighted average shares used for dilutive per share data	36,649	36,205

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Amounts in thousands

	Three months ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$3,480	$8,395
Loss from discontinued operations	2,293	567

Earnings from continuing operations	5,773	8,962
Adjustments to reconcile earnings from continuing operations to net cash (used) provided by operating activities:
Depreciation and amortization of property	7,285	8,841
Equity in partnership and joint venture earnings	(257)	(548)
Distributions from partnerships and joint ventures	827	338
Property-related gains, net	(1,881)	(1,242)
Deferred income tax (benefit) expense	(130)	9
Minority interest, net of tax	303	976
Changes in operating assets and liabilities:
Management accounts receivable	(14,159)	(1,634)
Accounts receivable – other	(2,424)	4,779
Prepaid expenses	(2,752)	(6,100)
Other assets	(2,248)	(5,877)
Trade accounts payable, accrued expenses and other liabilities	(3,543)	(4,569)
Management accounts payable	7,793	(1,300)
Deferred rent	(730)	(747)
Refundable income taxes	1,442	3,787
Income taxes payable	674	—

Net cash (used) provided by operating activities – continuing operations	(4,027)	5,765
Net cash (used) provided by operating activities – discontinued operations, including $3,679 of lease buyouts in 2004	(2,583)	899

Net cash (used) provided by operating activities	(6,610)	6,574

Cash flows from investing activities:
Proceeds from disposition of property and equipment	6,177	43,695
Purchases of property, equipment and leasehold improvements	(2,186)	(4,334)
Other investing activities	(1,098)	2,926

Net cash (used) provided by investing activities	2,893	42,287

Cash flows from financing activities:
Dividends paid	(549)	(543)
Net (repayments) borrowings under revolving credit agreement	2,500	(28,563)
Proceeds from issuance of notes payable, net of issuance costs	5,481	2,025
Principal repayments on long-term debt and capital lease obligations	(438)	(12,039)
Payment to minority interest partners	—	(2,842)
Proceeds from issuance of common stock and exercise of stock options	250	420

Net cash provided (used) by financing activities	7,244	(41,542)

Foreign currency translation	(120)	(720)

Net increase in cash and cash equivalents	3,407	6,599

Cash and cash equivalents at beginning of period	27,628	31,572

Cash and cash equivalents at end of period	$31,035	$38,171

Non-cash transactions:
Unrealized gain on fair value of investment securities and derivatives, net of tax	$467	$690

Cash payments for:
Interest	$3,661	$5,291
Income taxes	$757	$1,046

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Basis of Presentation

a. The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2004 (included in the Company’s Annual Report on Form 10-K/A). Certain prior period amounts have been reclassified to conform to the current period presentation.

b. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months ended
	December 31,
	2004	2003
Net earnings, as reported	$3,480	$8,395
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,173)	(933)

Pro forma net earnings	$2,307	$7,462

Earnings per share:

Basic-as reported	$0.10	$0.23

Basic-pro forma	$0.06	$0.21

Diluted-as reported	$0.10	$0.23

Diluted-pro forma	$0.06	$0.21

     Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocation of compensation expense were made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility. The Company applies a 40% tax rate to arrive at the after tax deduction.

(2) Earnings Per Share

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

     The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both December 31, 2004 and 2003. For the three months ended December 31, 2004 and 2003, options to purchase 2,800,567 and 3,755,143 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.

(3) Property-Related Gains, Net

     The Company routinely disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, effective October 1, 2002. In accordance with SFAS No. 144, gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations as are gains and losses on the termination, prior to the end of the contractual term, of lease or management obligations. Impairments associated with parking facilities that meet the criteria to be classified as assets held-for-sale as defined in SFAS No. 144 are also included as a component of discontinued operations. Impairment charges for property, equipment, leasehold improvements, contract and lease rights for locations that are not being discontinued are included as a component of property-related gains or losses. A summary of property-related gains and losses for the three months ended December 31, 2004 and December 31, 2003 is as follows (in thousands):

	Three months ended
	December 31,
	2004	2003
Net gains on partial sale of property held for use	$1,943	$2,018
Impairment charges for property, equipment and leasehold improvements held for use	(61)	(756)
Impairment charges for contract rights, lease rights and other intangible assets	(1)	(20)

Property-related gains, net	$1,881	$1,242

(4) Goodwill and Intangible Assets

     As of December 31, 2004, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$144,797	$57,614	$87,183
Noncompete agreements	3,868	2,383	1,485

Total	$148,665	$59,997	$88,668

     Amortization expense related to the intangible assets was $1.8 million for the three months ended December 31, 2004, and $2.4 million for the three months ended December 31, 2003.

(5) Long-Term Debt

     On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving loan, including a sub-limit of $90 million for standby letters of credit, and a $175 million seven-year term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries.

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2004 was 248 basis points. The amount outstanding under the Company’s Credit Facility was $159.7 million consisting of a $157.2 million term loan and a $2.5 million revolving loan, with an overall weighted average interest rate of 5.02% as of December 31, 2004. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The revolving loan is required to be repaid February 2008. The aggregate availability under the Credit Facility was $113.1 million at December 31, 2004, which is net of $48.5 million of stand-by letters of credit.

     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and March 31, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. As of the closing date, the revolver margin was reduced by 1.00% and the term loan margin was reduced by 0.50%. The quarterly amortization schedule was also amended. The new schedule requires the term loan to be repaid in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010. The amended credit facility continues to contain customary covenants. The covenants requiring the Company to maintain financial ratios did not change. Certain negative covenant limitations including those related to acquisitions, share repurchase, dividend grants, and other indebtedness were relaxed. The loan continues to be secured by stock of certain subsidiaries and certain real estate and personal property.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at December 31, 2004.

(6) Derivative Financial Instruments

     The Company uses variable rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. Management believes it is prudent to limit the variability of its interest payments.

     To meet this objective, the Company periodically enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. Purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under interest rate cap agreements, the Company has the right to receive cash if interest rates increase above a specified level.

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

     At December 31, 2004, the Company’s derivative financial instruments consisted of three interest rate swaps with a combined notional amount of $100.2 million. These derivative financial instruments are reported at their fair values and are included as other assets on the consolidated balance sheets. The following table lists the fair value of the derivative financial instruments (amounts in thousands):

	December 31,	September 30,
	2004	2004
Derivative instrument assets:
Interest rate swaps	$2,003	$1,268

     The underlying terms of the interest rate swaps, including the notional amount, interest rate index, duration, and reset dates, are identical to those of the associated debt instruments and therefore the hedging relationship results in no ineffectiveness. Accordingly, such derivative instruments are classified as cash flow hedges. As such, any changes in the fair market value of these derivative instruments are included in accumulated other comprehensive income (AOCI) on the consolidated balance sheets.

(7) Discontinued Operations

     For the three months ended December 31, 2004, the Company designated as discontinued operations certain held-for-sale or disposed locations, with revenues of $3.2 million and pretax loss of $3.8 million, resulting in a loss from discontinued operations of $2.3 million, net of $3.3 million in property related losses. The facts and circumstances leading to discontinued operations classification and the expected disposals include expected property sales, condemnations, or early lease and management agreement terminations. Included in the three months ended December 31, 2004 is the year-to-date results of operations for all locations discontinued during the first quarter as well as the locations designated as held-for-sale during fiscal year 2004 but not yet sold. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first quarter of fiscal 2005 and the locations discontinued during the period from January 1, 2004 through September 30, 2004 as discontinued operations, net of related income taxes.

(8) Variable Interest Entities

     Effective October 1, 2003, the Company adopted FIN 46R. Under FIN 46R, the Company has 18 variable interest entities with which it holds a variable interest, but is not the primary beneficiary as summarized below:

	Commencement of				Number of Parking
Entity	Operations	Nature of Activities	% Ownership	Location	Spaces
Central Parking	Aug-94	Leases and manages	50.0%	Mexico	68,827
System of Mexico,		parking lots
SA De CV

Other investments	Oct 80-July 99	Ownership,	3.3%-50.0%	Germany and Various	11,608
in 17 VIEs		management, and		states
		leases parking lots

     The existing VIE’s in which the Company it has variable interests are not consolidated into the Company’s financial statements, because the Company is not the primary beneficiary.

(9) Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R will be effective for the Company beginning July 1, 2005. The Company is evaluating the effect of adoption on the Company and has not yet determined the impact of SFAS No. 123R in the Company’s financial statements.

(10) Commitments and Contingencies

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. The Company recently announced that an agreement in principle has been reached to settle the lawsuit. Under the agreement in principle, the Company’s primary liability insurance carrier would fully fund a $4.85 million payment that would be used to provide all benefits to shareholder class members and their counsel, and to cover related notice and administrative costs. The agreement in principle is subject to various conditions, including documentation of all settlement terms, preliminary approval by the court, notice to shareholders and final court approval of the agreement’s fairness and adequacy. As a result, there can be no assurance that the matter will be settled on the terms described above.

     The Company arbitrated a rent dispute relating to a five-year real estate lease extension that began in December 2003. The extension provided for a base rent equal to the greater of $4.75 million annually or fair market value, with an annual rent increase of 1.5%. On December 13, 2004, the arbitrator ruled that the annual base rent would increase to $7.45 million for the five-year extension period. Following the issuance of the Arbitrator’s decision, the Landlord and Tenant agreed to terminate the lease, effective January 31, 2005, upon the payment by the tenant to the landlord of $1.9 million.

     In addition to the matters described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company. The Company maintains property casualty insurance coverage for individual claims in excess of various dollar amounts, subject to annual aggregate limits. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various property casualty insurance policies have deductibles of up to $350,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all of these types of claims up to the deductible levels.

(11) Comprehensive Income

     Comprehensive income (loss) for the three months ended December 31, 2004 and 2003, was as follows (in thousands):

	Three months ended
	December 31,
	2004	2003
Net earnings	$3,480	$8,395
Change in fair value of derivatives, net of tax	441	618
Change in fair value of investment securities, net of tax	26	72
Foreign currency cumulative translation adjustment	3,711	(720)

Comprehensive income	$7,658	$8,365

(12) Business Segments

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three months ended December 31, 2004 and 2003, as well as identifiable assets for each segment as of December 31, 2004 and 2003.

	Three months ended
	December 31,
	2004	2003
Revenues:(1)
Segment One	$20,125	$19,721
Segment Two	72,243	76,340
Segment Three	4,671	4,394
Segment Four	9,620	10,071
Segment Five	2,346	2,658
Segment Six	22,745	24,626
Segment Seven	16,019	17,424
Segment Eight	21,586	22,192
Other	2,774	3,008

Total revenues	$172,129	$180,434

(1) Revenues exclude reimbursement of management contract expenses. Such amounts were $132.5 million and $112.7 million for the three months ended December 31, 2004 and 2003, respectively.

Operating earnings (loss):
Segment One	$769	$918
Segment Two	6,225	6,417
Segment Three	813	935
Segment Four	1,231	1,795
Segment Five	317	406
Segment Six	1,578	2,789
Segment Seven	129	677
Segment Eight	2,652	3,726
Other	(500)	1,063

Total operating earnings	$13,214	$18,726

	December 31,	September 30,
	2004	2004
Identifiable assets:
Segment One	$11,469	$11,696
Segment Two	327,110	327,438
Segment Three	15,320	12,164
Segment Four	59,721	47,885
Segment Five	1,172	1,423
Segment Six	22,231	22,084
Segment Seven	34,534	35,441
Segment Eight	31,686	32,099
Other	440,789	434,138

Total assets	$944,032	$924,368

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements May Prove Inaccurate

     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and under the caption “Risk Factors” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s annual report on Form 10-K/A for the year ended September 30, 2004. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “estimates,” “projects,” “objective,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

          The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news release and other public statements by the Company and incorporated by reference in this document:

-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to

-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and obtain performance and surety bonds on favorable terms;

-	successful implementation of the Company’s operating and growth strategy;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to effects of weather on travel and transportation patterns;

-	the impact of litigation, including but not limited to, the finalization of the proposed settlement of the securities class action lawsuit pending against the Company;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under the heading “Risk Factors” included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.

Overview

     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 37 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Columbia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of December 31, 2004, Central Parking operated 1,659 parking facilities through management contracts, leased 1,630 parking facilities, and owned 190 parking facilities, either independently or in joint ventures with third parties.

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

     This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2004, the following involve a higher degree of judgment and complexity:

     Impairment of Long-Lived Assets and Goodwill

     As of December 31, 2004, the Company’s long-lived assets were comprised primarily of $374.8 million of property, equipment and leasehold improvements, $87.2 million of contract and lease rights, $232.6 million of goodwill and $14.0 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

     The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $2.4 million ($0.1 million in continuing operations and $2.3 million in discontinued operations) during the three months ended December 31, 2004 as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

     Contract and Lease Rights

     As of December 31, 2004, the Company had $87.2 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

     Allowance for Doubtful Accounts

     As of December 31, 2004, the Company had $73.8 million of gross trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $3.1 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R will be effective for the company beginning July 1, 2005. The Company is evaluating the effect of adoption on the Company and has not yet determined the impact of SFAS No. 123R on the Company’s financial statements.

Results of Operations

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Parking revenues in the first quarter of fiscal year 2005 decreased to $141.4 million from $148.2 million in the first quarter of fiscal year 2004, a decrease of $6.8 million, or 4.6%. The decrease of $6.8 million is due to a decrease of $5.4 million related to contracts converted from leased to managed and a decrease of $8.1 million due to closed locations, offset by an increase in same store sales of $2.3 and an increase in new locations of $4.4 million

     Management contract revenues for the first quarter of fiscal 2005 decreased to $30.8 million from $32.2 million in the first quarter of fiscal year 2004, a decline of $1.4 million or 4.3%. The decrease was related to fewer special events at stadium locations in New York and changes in contract terms for a location in New York and London.

     Cost of parking in the first quarter of 2005 decreased to $126.7 million from $130.9 million in the first quarter of 2004, a decrease of $4.2 million or 3.2%. During the first quarter of fiscal 2005, the Company had a $2.6 million decline in rent expense due to fewer operating locations and renegotiated lease agreements, a $1.4 million decrease in payroll due in large part to reduced overtime and a $0.8 decrease in property taxes. Items offsetting these expense reductions in cost of parking were higher insurance costs due to actuarial adjustments in accruals due to higher than estimated claims costs in liability and group insurance. Rent expense as a percentage of parking revenues increased to 51.1% during the quarter ended December 31, 2004, from 50.5% in the quarter ended December 31, 2003. The rent expense percent of revenue was higher, as a significant portion of the company’s rent agreements have fixed rates and are dependent on revenues. Payroll and benefit expenses were 18.2% of parking revenues during the first quarter of fiscal 2005 as compared to

18.3% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 89.6% in the first quarter of fiscal 2005 from 88.3% in the first quarter of fiscal 2004.

     Cost of management contracts in the first quarter of fiscal 2005 increased to $15.2 million from $13.7 million in the comparable period in 2004, a increase of $1.5 million or 10.9%. The increase was primarily caused by an increase of $1.0 million in group insurance claims expense and an additional $0.7 in other insurance related costs partially offset by a decease of $0.2 in bad debt expense. Cost of management contracts as a percentage of management contract revenue increased to 49.5% for the first fiscal quarter of 2005 from 42.5% for the same period in 2004.

     General and administrative expenses increased to $18.9 million for the first quarter of fiscal 2005 from $18.4 million in the first quarter of fiscal 2004, an increase of $0.5 million or 2.7%. This increase is due to an increase in professional expenses of $0.6 million related to Sarbanes-Oxley compliance efforts and an increase of $0.5 million in payroll offset by a $0.3 million decrease of rent expense and $0.3 million of miscellaneous other expenses for the first quarter of fiscal 2005. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 11.0% for the first quarter of fiscal 2005 compared to 10.2% for the first quarter of fiscal 2004.

     Net property-related gains for the three months ended December 31, 2004 was $1.9 million. The $1.9 million gain was comprised of a gain on sale of property of $2.0 million partially offset by $0.1 million of impairments of leasehold improvements related to locations which management plans to continue to operate. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s gain of $2.0 million was due to a gain on a sale in Denver partially offset by a loss on a sale of a property in New York. The Company’s property-related gains for the three months ended December 31, 2003 of $1.2 million, were comprised primarily of the gain on the sale of a property in New York offset by an impairment of contract rights and leasehold improvements related to one location in New York City due to additional contractually obligated capital improvements and changes in traffic flow patterns resulting in a reduction of revenues at that site.

     For the three months ended December 31, 2004, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $2.3 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first quarter of fiscal 2005 and the locations discontinued during the period from January 1, 2004 through September 30, 2004, as discontinued operations, net of related income taxes.

     Interest expense decreased to $5.0 million for the first quarter of fiscal 2005 from $5.3 million in the first quarter of fiscal 2004, an decrease of $0.3 million or 5.7%. The decrease was attributed to a decrease in the weighted average debt outstanding under the Credit Facility.

     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $293.4 million during the quarter ended December 31, 2004, at a weighted average interest rate of 6.7% compared to a weighted average balance outstanding of $346.4 million at a weighted average rate of 5.5% during the quarter ended December 31, 2003. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.

     The Company recorded an income tax expense on earnings from continuing operations of $3.6 million for the first quarter of fiscal 2005 as compared to income tax expense of $5.3 million in the first quarter of fiscal 2004, a change of $2.7 million. The effective tax rate on earnings from continuing operations before income taxes for the first quarter of fiscal 2005 was 38.7% compared to 37.1% for the first quarter of fiscal 2004. The increase in the effective tax rate is due to the mixture of domestic and foreign earnings.

Liquidity and Capital Resources

     Net cash used by operating activities for the three months ended December 31, 2004 was $6.6 million, a decrease of $13.2 million from net cash provided by operating activities of $6.6 million for the three months ended December 31, 2003. The primary factors which contributed to this change were a decrease in net earnings and an increase in operating assets primarily related to accounts receivable increases in the United Kingdom as a result of new contracts for the three months ended December 31, 2004.

     Net cash used by investing activities was $2.9 million for the three months ended December 31, 2004 compared to $42.3 million of net cash provided in investing activities for the three months ended December 31, 2003. This change was primarily due to an increase in purchases of equipment, leasehold improvements, contract rights and lease rights and a decrease in proceeds from the disposition of property and equipment. The proceeds for the three months ended December 31, 2004, related primarily to a property sale in Denver. The $43.7 million proceeds for the three months ended December 31, 2003 consists primarily of $24.5 million received from the sale of three properties and $19.2 million received from Connex as part of the conversion of the United Kingdom rail contract from a leased arrangement to a management agreement.

     Net cash provided by financing activities for the three months ended December 31, 2004 was $7.2 million compared to cash used of $41.5 million in the three months ended December 31, 2003. This change was primarily due to a decrease in net cash provided by operating activities due to a decrease in net earnings and an increase in operating assets and a decrease in net cash provided by investing activities due to an increase in purchases and a decrease in proceeds from the disposition of properties, during the three months ended December 31, 2004 as compared to repayments on the Credit Facility during the three months ended December 31, 2003.

     On February 28, 2003, the Company entered into a credit facility (the “Credit Facility”) initially providing for an aggregate availability of up to $350 million consisting of a five-year $175 million revolving loan, including a sub-limit of $90 million for standby letters of credit, and a $175 million seven-year term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries.

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2004 was 248 basis points. The amount outstanding under the Company’s Credit Facility was $159.7 million consisting of a $157.2 million term loan and a $2.5 million revolving loan, with an overall weighted average interest rate of 5.02% as of December 31, 2004. The term loan is required to be repaid in quarterly payments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010. The revolving loan is required to be repaid February 2008. The aggregate availability under the Credit Facility was $113.1 million at December 31, 2004, which is net of $48.5 million of stand-by letters of credit.

     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and March 31, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. As of the closing date, the revolver margin was reduced by 1.00% and the term loan margin was reduced by 0.50%. The quarterly amortization schedule was also amended. The new schedule requires the term loan to be repaid in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010. The amended credit facility continues to contain customary covenants. The covenants requiring the Company to maintain financial ratios did not change. Certain negative covenant limitations including those related to acquisitions, share repurchase, dividend grants, and other indebtedness were relaxed. The loan continues to be secured by stock of certain subsidiaries and certain real estate and personal property.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at December 31, 2004.

     Central Parking believes its cash flows and the Credit Facility are sufficient for its cash needs over the next twelve months; however if Central Parking identifies investment opportunities requiring cash in excess of Central Parking’s cash flows and the Credit Facility, Central Parking may seek additional sources of capital, including seeking to further amend the Credit Facility to obtain additional indebtedness.

     Future Cash Commitments

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2005 to be approximately $17 to $19 million, of which the Company has spent $2.2 million during the first three months of fiscal 2005.

     The following tables summarize the Company’s total contracted obligations and commercial commitments as of December 31, 2004 (amounts in thousands):

		Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$214,076	$46,209	$9,335	$148,988	$9,544
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	1,249,088	220,264	333,309	201,153	494,362

Total contractual cash obligations	$1,541,249	$266,473	$342,644	$350,141	$581,991

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$113,078	$—	$—	$113,078	$—
Other commercial commitments	2,640	2,640	—	—	—

Total commercial commitments	$115,718	$2,640	$—	$113,078	$—

     Other commercial commitments consist of interest expense to be paid to the owner of Edison.

     Unused lines of credit as of December 31, 2004 are reduced by $48.5 million of standby letters of credit.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Interest Rates

     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of December 31, 2004, the Company had $159.7 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 248 basis points. Of this amount, $157.2 million of the Credit Facility is payable in quarterly installments of $437,500 through March 2008 and quarterly payments of $20.8 million from June 2008 through March 2010 and $2.5 million in revolving credit loans are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.

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

     The weighted average interest rate on the Company’s Credit Facility at December 31, 2004 was 4.82%, including the effect of the related interest rate swaps. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $0.7 million based on the Company’s un-hedged outstanding Credit Facility balance of $72.2 million at December 31, 2004.

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

     Foreign Currency Risk

     The Company’s exposure to foreign exchange risk is minimal. As of December 31, 2004, the Company has approximately GBP 0.3 million (USD $0.6 million) of cash and cash equivalents denominated in British pounds, EUR 2.5 million (USD $3.4 million) denominated in euros, CAD 2.9 million (USD $2.4 million) denominated in Canadian dollars, and USD $1.4 million denominated in various other foreign currencies. The Company also has EUR 0.8 million (USD $1.1 million) of notes payable denominated in euros at December 31, 2004. These notes bear interest at a floating rate of 4.13% as of December 31, 2004, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of December 31, 2004, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

ITEM 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2004 are effective in timely alerting them to material information required to be included in the Company’s periodic reports and that such information is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting: There has been no change (including corrective actions with regard to significant deficiencies) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. The Company recently announced that an agreement in principle has been reached to settle the lawsuit. Under the agreement in principle, the Company’s primary liability insurance carrier would fully fund a $4.85 million payment that would be used to provide all benefits to shareholder class members and their counsel, and to cover related notice and administrative costs. The agreement in principle is subject to various conditions, including documentation of all settlement terms, preliminary approval by the court, notice to shareholders and final court approval of the agreement’s fairness and adequacy, and there can be no assurance that the matter will be settled on the terms described above.

     In October 2004, two shareholders filed separate derivative complaints asserting breach of fiduciary duty by certain present and former officers and directors of the Company. The Company was named as a nominal defendant in these cases. No demand to initiate either action was made prior to the filing of these lawsuits. The complaints allege that the defendants breached their fiduciary duty by failing to insure that the Company maintained adequate internal controls over its financial reporting regarding accounts payable and receivables. These cases have been consolidated under the name Earl Porter, Derivatively on Behalf of Nominal Defendant, Central Parking Corporation v. James H. Bond, Monroe J. Carell, Jr., Cecil Conlee, Hiram A. Cox, Lewis Katz, Edward G. Nelson, William C. O’Neil, Jr., Julia Carell Stadler, Richard H. Sinkfield, and William J. Vareschi, Jr. Docket No. 04-2857-I, Chancery Court for the State of Tennessee, Davidson County. In November 2004, the defendants filed a motion for summary judgement or, in the alternative, to dismiss the case. On January 25, 2005, the court entered an agreed order granting the defendants’ motion for summary judgment, and the case has been dismissed.

     The Company arbitrated a rent dispute relating to a five-year real estate lease extension that began in December 2003. The extension provided for a base rent equal to the greater of $4.75 million annually or fair market value, with an annual rent increase of 1.5%. On December 13, 2004, the arbitrator ruled that the annual base rent would increase to $7.45 million for the five-year extension period. Following the issuance of the Arbitrator’s decision, the Landlord and Tenant agreed to terminate the lease, effective January 31, 2005, upon the payment by the tenant to the landlord of $1.9 million.

     In addition to the matters described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company. The Company maintains property casualty insurance coverage for individual claims in excess of various dollar amounts, subject to annual aggregate limits. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various property casualty insurance policies have deductibles of up to $350,000 that must be met before the insurance companies are required to reimburse the Company for costs and liabilities relating to covered claims. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all of these types of claims up to the deductible levels.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4% Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4		Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5		Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6		Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1		Third Amendment to the Credit Facility dated January 25, 2005 by Bank of America, N.A. and Central Parking Corporation (filed herewith).

31.1		Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(a)

31.2		Certification of Mark Shapiro pursuant to Rule 13a-14(a)

32.1		Certification of Monroe J. Carell, Jr. pursuant to Section 1350

32.2		Certification of Mark Shapiro pursuant to Section 1350

(b) Reports on Form 8-K

     On November 5, 2004 the Company filed a current report on Form 8-K announcing the Company’s fourth quarter and fiscal year 2004 results.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION
Date: February 9, 2005	By: /s/ MONROE J. CARELL, JR.

Monroe J. Carell, Jr. Chairman and Chief Executive Officer

CENTRAL PARKING CORPORATION
Date: February 9, 2005	By: /s/ MARK SHAPIRO

Mark Shapiro
Senior Vice President and
Chief Financial Officer