Form 10-Q
period 2005-03-31
CENTRAL PARKING CORP
filed 2005-05-10
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

Commission file number 001-13950

CENTRAL PARKING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Tennessee (State or Other Jurisdiction of Incorporation or Organization)	62-1052916 (I.R.S. Employer Identification No.)

2401 21st Avenue South, Suite 200, Nashville, Tennessee (Address of Principal Executive Offices)	37212 (Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 297-4255

Former name, address and fiscal year, if changed since last report:	Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at May 5, 2005 36,687,029

INDEX

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information

Item 1. Financial Statements

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
UNAUDITED

Amounts in thousands, except share data

	March 31,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$29,755	$27,628
Management accounts receivable, net of allowance for doubtful accounts of $3,003 and $3,206 at March 31, 2005 and September 30, 2004, respectively	55,706	43,776
Accounts receivable — other	7,274	9,334
Current portion of notes receivable (including amounts due from related parties of $1,105 at March 31, 2005 and $1,617 at September 30, 2004)	3,962	6,010
Prepaid expenses	17,663	13,045
Assets held for sale	35,536	23,724
Refundable income taxes	31	1,461
Deferred income taxes	11,308	11,177

Total current assets	161,235	136,155
Notes receivable, less current portion	40,331	41,940
Property, equipment, and leasehold improvements, net	351,880	380,256
Contracts and lease rights, net	85,331	89,015
Goodwill, net	232,562	232,562
Investment in and advances to partnerships and joint ventures	7,320	7,824
Other assets	37,539	36,616

Total assets	$916,198	$924,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$43,137	$46,867
Trade accounts payable	75,401	76,964
Accrued expenses	51,932	46,807
Management accounts payable	30,494	24,640
Income taxes payable	2,921	—

Total current liabilities	203,855	195,278
Long-term debt and capital lease obligations, less current portion	132,306	159,188
Subordinated convertible debentures	78,085	78,085
Deferred rent	23,335	24,450
Deferred income taxes	13,728	17,293
Other liabilities	15,671	14,977

Total liabilities	467,010	489,271

Minority interest	387	64

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,680,694 and 36,582,808 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	367	366
Additional paid-in capital	250,276	249,452
Accumulated other comprehensive income, net	5,178	879
Retained earnings	193,685	185,041
Other	(705)	(705)

Total shareholders’ equity	448,801	435,033

Total liabilities and shareholders’ equity	$916,198	$924,368

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED

Amounts in thousands, except per share data

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenues:
Parking	$136,150	$143,002	$277,512	$291,227
Management contracts	28,720	30,306	59,487	62,515

	164,870	173,308	336,999	353,742
Reimbursement of management contract expenses	127,911	113,835	260,422	226,559

Total revenues	292,781	287,143	597,421	580,301

Costs and expenses:
Cost of parking	127,495	131,621	254,193	262,471
Cost of management contracts	15,058	14,446	30,291	28,126
General and administrative	20,888	17,680	39,748	36,094

	163,441	163,747	324,232	326,691
Reimbursed management contract expenses	127,911	113,835	260,422	226,559

Total costs and expenses	291,352	277,582	584,654	553,250
Property-related gains, net	14,755	3,293	16,635	4,536

Operating earnings	16,184	12,854	29,402	31,587

Other income (expense):
Interest income	978	1,178	2,184	2,425
Interest expense	(4,957)	(5,103)	(9,914)	(10,402)
Equity in partnership and joint venture losses	(709)	(2,536)	(452)	(1,987)

Earnings from continuing operations before minority interest and income taxes	11,496	6,393	21,220	21,623
Minority interest, net of tax	(405)	(787)	(708)	(1,762)

Earnings from continuing operations before income taxes	11,091	5,606	20,512	19,861
Income tax expense	(4,656)	(2,737)	(8,299)	(8,529)

Earnings from continuing operations	6,435	2,869	12,213	11,332

Earnings (loss) from discontinued operations, net of tax	(171)	666	(2,470)	597

Net earnings	$6,264	$3,535	$9,743	$11,929

Basic (loss) earnings per share:
Earnings from continuing operations	$0.18	$0.08	$0.33	$0.31
Earnings (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.06)	0.02

Net earnings	$0.17	$0.10	$0.27	$0.33

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.18	$0.08	$0.33	$0.31
Earnings (loss) from discontinued operations, net of tax	(0.01)	0.02	(0.06)	0.02

Net earnings	$0.17	$0.10	$0.27	$0.33

Weighted average shares used for basic per share data	36,584	36,238	36,574	36,198
Effect of dilutive common stock options	112	285	99	166

Weighted average shares used for dilutive per share data	36,696	36,523	36,673	36,364

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

Amounts in thousands

	Six months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$9,743	$11,929
Loss (earnings) from discontinued operations	2,470	(597)

Earnings from continuing operations	12,213	11,332
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property	14,675	16,604
Equity in partnership and joint venture earnings	452	1,987
Distributions from partnerships and joint ventures	1,083	943
Property-related gains, net	(16,635)	(4,536)
Deferred income tax (benefit) expense	(4,497)	701
Minority interest, net of tax	708	1,762
Changes in operating assets and liabilities:
Management accounts receivable	(9,030)	(1,087)
Accounts receivable — other	2,181	8,399
Prepaid expenses	(3,878)	(4,887)
Other assets	(2,394)	(5,592)
Trade accounts payable, accrued expenses and other liabilities	2,355	(9,392)
Management accounts payable	5,419	752
Deferred rent	(1,115)	(1,536)
Refundable income taxes	1,432	1,657
Income taxes payable	2,917	—

Net cash provided by operating activities — continuing operations	5,886	17,107
Net cash (used) provided by operating activities — discontinued operations	(1,774)	1,997

Net cash provided by operating activities	4,112	19,104

Cash flows from investing activities:
Proceeds from disposition of property and equipment	32,717	50,916
Purchases of property, equipment and leasehold improvements	(5,612)	(5,591)
Other investing activities	2,614	3,139

Net cash provided by investing activities	29,719	48,464

Cash flows from financing activities:
Dividends paid	(1,099)	(1,090)
Net borrowings (repayments) under revolving credit agreement	51,000	(49,000)
Proceeds from issuance of notes payable, net of issuance costs	5,748	1,851
Principal repayments on long-term debt and capital lease obligations	(88,186)	(14,732)
Payment to minority interest partners	(247)	(2,845)
Proceeds from issuance of common stock and exercise of stock options	825	1,606

Net cash used by financing activities	(31,959)	(64,210)

Foreign currency translation	255	(123)

Net increase in cash and cash equivalents	2,127	3,235

Cash and cash equivalents at beginning of period	27,628	31,572

Cash and cash equivalents at end of period	$29,755	$34,807

Non-cash transactions:
Unrealized gain on fair value of investment securities and derivatives, net of tax	$1,193	$95
Issuance of shares related to the deferred stock unit plan	$—	$352

Cash payments for:
Interest	$9,129	$8,377
Income taxes	$6,256	$5,034

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

(1) Basis of Presentation

a. The accompanying unaudited consolidated financial statements of Central Parking Corporation and subsidiaries (“Central Parking” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2004 (included in the Company’s Annual Report on Form 10-K/A). Certain prior period amounts have been reclassified to conform to the current period presentation.

b. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of these statements. In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which will require the Company to compute and recognize compensation cost of employee services received in exchange for an award of equity investments on the grant-date at their fair value. The Company will be required to adopt SFAS 123R effective October 1, 2005. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in thousands).

	Three Months ended		Six Months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings, as reported	$6,264	$3,535	$9,743	$11,929
Add stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,036)	(742)	(2,198)	(1,479)

Pro forma net earnings	$5,228	$2,793	$7,545	$10,450

Earnings per share:
Basic-as reported	$0.17	$0.10	$0.27	$0.33

Basic-pro forma	$0.14	$0.08	$0.21	$0.29

Diluted-as reported	$0.17	$0.10	$0.27	$0.33

Diluted-pro forma	$0.14	$0.08	$0.21	$0.29

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

     The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both March 31, 2005 and 2004. For the six months ended March 31, 2005 and 2004, options to purchase 2,762,576 and 3,066,213 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.

(3) Property-Related Gains, Net

     The Company routinely disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights, other intangible assets and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. Gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations as are gains and losses on the termination, prior to the end of the contractual term, of lease or management obligations. Impairments associated with parking facilities that meet the criteria to be classified as assets held-for-sale as defined in SFAS No. 144 are also included as a component of discontinued operations. Impairment charges for property, equipment, leasehold improvements, contract and lease rights and other intangible assets for locations that are not being discontinued are included as a component of property-related gains or losses. A summary of property-related gains and losses for the three and six months ended March 31, 2005 and March 31, 2004 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net gains on partial sale of property held for use	$15,548	$4,243	$17,490	$6,260
Impairment charges for property, equipment and leasehold improvements held for use	(663)	(609)	(724)	(1,365)
Impairment charges for contract rights, lease rights and other intangible assets	(130)	(341)	(131)	(359)

Property-related gains, net	$14,755	$3,293	$16,635	$4,536

(4) Intangible Assets

     As of March 31, 2005, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$145,196	$59,865	$85,331
Noncompete agreements	2,575	2,384	191

Total	$147,771	$62,249	$85,522

     Amortization expense related to the intangible assets was $1.8 and $2.1 million for the three months ended March 31, 2005 and March 31, 2004, and $3.6 and $4.4 million for the six months ended March 31, 2005 and March 31, 2004.

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

     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and March 31, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. The quarterly amortization schedule was also amended. The new schedule requires the term loan payments in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010. The revolving loan is required to be repaid in February 2008. The aggregate availability under the Credit Facility was $129.0 million at March 31, 2005, which is net of $45.0 million of stand-by letters of credit.

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2005 was 183 basis points. The amount outstanding under the Company’s Credit Facility was $125.8 million consisting of a $74.8 million term loan and a $51.0 million revolving loan, with an overall weighted average interest rate of 4.5% as of March 31, 2005.

     The amended credit facility continues to contain customary covenants. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at March 31, 2005.

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

     At March 31, 2005, the Company’s derivative financial instruments consisted of two interest rate swaps with a combined notional amount of $87.5 million. These derivative financial instruments are reported at their fair values and are included as other assets on the consolidated balance sheets. The following table lists the fair value of the derivative financial instruments (amounts in thousands):

	March 31,	September 30,
	2005	2004
Derivative instrument assets:
Interest rate swaps	$3,271	$1,268

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

(7) Discontinued Operations

     As of March 31, 2005, the Company designated as discontinued operations certain held-for-sale or disposed locations, with revenues of $4.2 million and pretax loss of $4.0 million for the six-month period ended March 31, 2005, resulting in a loss from discontinued operations of $2.5 million, net of $4.3 million in property related losses. The facts and circumstances leading to discontinued operations classification and the expected disposals include expected property sales, condemnations, or early lease and management agreement terminations. Included in the three and six months ended March 31, 2005 are the year-to-date results of operations for all locations discontinued during the respective period as well as the locations designated as held-for-sale during fiscal year 2004 but not yet sold. The Company’s prior period results have been reclassified to reflect the operations of the locations discontinued in the first half of fiscal 2005 as discontinued operations, net of related income taxes.

(8) Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R will be effective for the Company beginning October 1, 2005. The Company is evaluating the effect of adoption on the Company and has not yet determined the impact of SFAS No. 123R in the Company’s financial statements.

(9) Commitments and Contingencies

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also seeks to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. On January 27, 2005, the Company announced that an agreement in principle had been reached to settle the lawsuit. Under the agreement in principle, the Company’s primary liability insurance carrier would fully fund a $4.9 million payment that would be used to provide all benefits to shareholder class members and their counsel, and to cover related notice and administrative costs. The agreement in principle was subject to various conditions, including documentation of all settlement terms, preliminary approval by the court, notice to shareholders and final court approval of the agreement’s fairness and adequacy. On April 8, 2005, the court entered an order granting preliminary approval of the negotiated settlement. Notice of the proposed settlement is being mailed to all class members. The deadline for the class members to object to the settlement or require an exclusion from the class is May 31, 2005. The final hearing on the proposed settlement is scheduled for June 10, 2005. The settlement remains subject to a final approval by the court. As a result, there can be no assurance that the matter will be settled on the terms described above.

     The Company arbitrated a rent dispute relating to a five-year real estate lease extension that began in December 2003. The extension provided for a base rent equal to the greater of $4.75 million annually or fair market value, with an annual rent increase of 1.5%. On December 13, 2004, the arbitrator ruled that the annual base rent would increase to $7.45 million for the five-year extension period. Following the issuance of the Arbitrator’s decision, the Landlord and Company agreed to terminate the lease, effective January 31, 2005, upon the payment by the Company to the landlord of $1.9 million, which had been previously accrued by the Company.

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

(10) Comprehensive Income

     Comprehensive income (loss) for the three and six months ended March 31, 2005 and 2004, was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings	$6,264	$3,535	$9,743	$11,929
Change in fair value of derivatives, net of tax	761	(771)	1,202	(153)
Change in fair value of investment securities, net of tax	(36)	(14)	(10)	58
Foreign currency cumulative translation adjustment	(604)	597	3,107	(123)

Comprehensive income	$6,385	$3,347	$14,042	$11,711

(11) Business Segments

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three and six months ended March 31, 2005 and 2004, as well as identifiable assets for each segment as of March 31, 2005 and September 30, 2004 (in thousands).

	Three months ended		Six months ended
	March 31,		March 31,
Revenues:(1)	2005	2004	2005	2004
Segment One	$18,500	$18,418	$38,630	$37,972
Segment Two	68,347	72,607	140,590	148,947
Segment Three	5,022	5,048	9,693	9,443
Segment Four	8,262	8,812	17,882	18,884
Segment Five	2,578	2,769	4,923	5,427
Segment Six	21,981	24,032	44,726	48,659
Segment Seven	15,736	15,043	31,755	32,467
Segment Eight	21,714	21,982	43,300	44,174
Other	2,730	4,597	5,500	7,769

Total revenues	$164,870	$173,308	$336,999	$353,742

(1)	Revenues exclude reimbursement of management contract expenses. Such amounts were $127.9 million and $113.8 million for the three months ended March 31, 2005 and 2004, respectively, and $260.4 million and $226.6 million for the six months ended March 31, 2005 and 2004, respectively.

	Three months ended		Six months ended
	March 31,		March 31,
Operating earnings (loss):	2005	2004	2005	2004
Segment One	$131	$103	$952	$995
Segment Two	210	1,109	6,435	7,526
Segment Three	930	937	1,743	1,872
Segment Four	11	2,223	1,242	4,018
Segment Five	431	557	748	963
Segment Six	1,265	1,592	2,843	4,381
Segment Seven	1	(1,983)	130	(1,306)
Segment Eight	3,247	2,855	5,898	6,581
Other	9,958	5,461	9,411	6,557

Total operating earnings	$16,184	$12,854	$29,402	$31,587

	March 31,	September 30,
Identifiable assets:	2005	2004
Segment One	$10,180	$11,696
Segment Two	323,031	327,438
Segment Three	15,538	12,164
Segment Four	59,509	47,885
Segment Five	1,076	1,423
Segment Six	21,475	22,084
Segment Seven	34,336	35,441
Segment Eight	32,098	32,099
Other	418,955	434,138

Total assets	$916,198	$924,368

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

     The following important factors, in addition to those discussed elsewhere in this document, and the Company’s 10-K/A, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news releases and other public statements by the Company:

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

Overview

     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 37 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Columbia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece, Italy and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of March 31, 2005, Central Parking operated 1,675 parking facilities through management contracts, leased 1,624 parking facilities, and owned 188 parking facilities, either independently or in joint ventures with third parties.

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

     Impairment of Long-Lived Assets and Goodwill

     As of March 31, 2005, the Company’s long-lived assets were comprised primarily of $351.9 million of property, equipment and leasehold improvements, $85.3 million of contract and lease rights, $232.6 million of goodwill and $11.7 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting

Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

     The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $1.8 million ($0.8 million in continuing operations and $1.0 million in discontinued operations) during the three months ended March 31, 2005 as a result of underperforming locations, upon termination or disposal and premature closures and $4.2 million ($0.9 in continuing operations and $3.3 million in discontinued operations) during the six months ended March 31, 2005 as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

     Contract and Lease Rights

     As of March 31, 2005, the Company had $85.3 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the original terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

     Allowance for Doubtful Accounts

     As of March 31, 2005, the Company had $66.0 million of gross trade receivables, including management accounts receivable and accounts receivable — other. Additionally, the Company had a recorded allowance for doubtful accounts of $3.0 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.

     Insurance

     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $350,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. In addition, the Company’s worker’s compensation program has a deductible of $250,000. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimated, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. Management utilizes historical experience with similar claims along with input from legal counsel and third party administrators in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.

     Income Taxes

     The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards, which expire between 2005 and 2018. The ability of the Company to fully utilize these net operating losses to offset taxable income is limited due to changes in ownership of the companies, which generated these losses. These limitations have been considered in the determination of the Company’s deferred tax asset valuation allowance. The valuation allowance provides for net operating loss carry forwards for which recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R will be effective for the company beginning October 1, 2005. The Company is evaluating the effect of adoption on the Company and has not yet determined the impact of SFAS No. 123R on the Company’s financial statements.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Parking revenues in the second quarter of fiscal year 2005 decreased to $136.2 million from $143.0 million in the second quarter of fiscal year 2004, a decrease of $6.8 million, or 4.8%. The decrease of $6.8 million is due to a decrease of $7.1 million related to closed locations and a decrease of $3.9 million related to contracts converted from lease to management deals, offset by an increase of $3.8 million in new locations, and an increase in same store sales of $0.4 million.

     Management contract revenues for the second quarter of fiscal 2005 decreased to $28.7 million from $30.3 million in the second quarter of fiscal year 2004, a decline of $1.6 million or 5.2%. The decrease was related to contract term changes.

     Cost of parking in the second quarter of 2005 decreased to $127.5 million from $131.6 million in the second quarter of 2004, a decrease of $4.1 million or 3.1%. During the second quarter of fiscal 2005, the Company had a $3.8 million decline in rent expense due to fewer operating locations and renegotiated lease agreements, a $1.2 million decrease in payroll due in large part to reduced overtime, and a $0.5 million decrease in property taxes. Items offsetting these expense reductions in cost of parking were higher insurance costs due to actuarial adjustments in accruals related to higher than estimated claims costs in liability. Rent expense as a percentage of parking revenues decreased to 51.6% during the quarter ended March 31, 2005, from 51.8% in the quarter ended March 31, 2004. The rent expense percent of revenue was lower, as a significant portion of the company’s rent agreements have percentage rent clauses and are dependent on revenues. Payroll and benefit expenses were 18.7% of parking revenues during the second quarter of fiscal 2005 as compared to 18.6% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 93.6% in the second quarter of fiscal 2005 from 92.0% in the second quarter of fiscal 2004.

     Cost of management contracts in the second quarter of fiscal 2005 increased to $15.1 million from $14.4 million in the comparable period in 2004, an increase of $0.6 million or 4.2%. The increase was primarily caused by additional insurance related costs; offset by a decrease in other expenses. Cost of management contracts as a percentage of management contract revenue increased to 52.4% for the second fiscal quarter of 2005 from 47.7% for the same period in 2004.

     General and administrative expenses increased to $20.9 million for the second quarter of fiscal 2005 from $17.7 million in the second quarter of fiscal 2004, an increase of $3.2 million or 18.1%. This increase is due to an increase in professional expenses of $0.9 million related to Sarbanes-Oxley compliance efforts, an increase of $1.9 million in payroll and severance costs and $0.4 million in other expenses. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 12.7% for the second quarter of fiscal 2005 compared to 10.2% for the second quarter of fiscal 2004.

     Net property-related gains for the three months ended March 31, 2005 were $14.8 million. The $14.8 million gain was comprised of a gain on sale of property of $15.6 million comprised primarily of a gain of $9.7 million on a property in New York and a gain of $5.5 million on a property in Denver. The Company incurred $0.8 million of impairments of leasehold improvements, contract rights and other intangible assets primarily related to three locations in segment two, one location in segment six and one location in segment eight. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related gains for the three months ended March 31, 2004 of $3.3 million were comprised primarily of a gain on sale of property of $4.2 million partially offset by $0.9 million of impairments of contract rights, leasehold improvements and deferred expenses primarily related to one location in New York and one location in Atlanta.

     For the three months ended March 31, 2005, the Company either disposed of or designated as held-for-sale certain locations, resulting in loss from discontinued operations of $0.2 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first and second quarter of fiscal 2005 as discontinued operations, net of related income taxes.

     Interest expense decreased to $5.0 million for the first quarter of fiscal 2005 from $5.1 million in the first quarter of fiscal 2004, a decrease of $0.1 million or 2.0%. The decrease was attributed to a decrease in the weighted average debt outstanding under the Credit Facility.

     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $291.4 million during the quarter ended March 31, 2005, at a weighted average interest rate of 6.2% compared to a weighted average balance outstanding of $311.5 million at a weighted average rate of 6.1% during the quarter ended March 31, 2004. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.

     The Company recorded an income tax expense on earnings from continuing operations of $4.7 million for the second quarter of fiscal 2005 as compared to income tax expense of $2.7 million in the second quarter of fiscal 2004, a change of $2.0 million. The effective tax rate on earnings from continuing operations before income taxes for the second quarter of fiscal 2005 was 42.0% compared to 48.8% for the first quarter of fiscal 2004. The decrease in the effective tax rate is due to the mixture of domestic and foreign earnings.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

     Parking revenues in the first half of fiscal year 2005 decreased to $277.5 million from $291.2 million in the first half of fiscal year 2004, a decrease of $13.7 million, or 4.7%. The decrease of $13.7 million is due to a decrease of $15.3 million for closed locations and a decrease of $8.2 million related to contracts converted from lease to management deals, offset by an increase in same store sales of $2.6 million and an increase from new locations of $7.2 million.

     Management contract revenues for the first half of fiscal 2005 decreased to $59.5 million from $62.5 million in the first half of fiscal year 2004, a decline of $3.0 million or 4.8%. The decrease was related to fewer special events at stadium locations in New York and changes in contract terms.

     Cost of parking in the first half of 2005 decreased to $254.2 million from $262.5 million in first half of 2004, a decrease of $8.3 million or 3.2%. During the first half of fiscal 2005, the Company had a $6.4 million decline in rent expense due to fewer operating locations and renegotiated lease agreements, a $2.7 million decrease in payroll due in large part to reduced overtime and a $1.2 decrease in property taxes. Items offsetting these expense reductions in cost of parking were higher insurance costs due to actuarial adjustments in accruals related to higher than estimated claims costs in liability. Rent expense as a percentage of parking revenues increased to 51.4% during the six months ended March 31, 2005, from 51.1% in the six months ended March 31, 2004. The rent expense as a percent of revenue was higher, because a significant portion of the Company’s rent agreements have fixed rates and are dependent on revenues. As such, as revenues decrease, there is not a proportionate decrease in rent expense. Payroll and benefit expenses were 18.4% of parking revenues during the first half of fiscal 2005 as compared to 18.5% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 91.6% in the first half of fiscal

2005 from 90.1% in the first half of fiscal 2004.

     Cost of management contracts in the first half of fiscal 2005 increased to $30.3 million from $28.1 million in the comparable period in 2004, an increase of $2.2 million or 7.8%. The increase was primarily caused by an increase of $1.0 million in group insurance claims expense and an additional $1.7 in other insurance related costs, offset by $0.5 million decrease in other expenses. Cost of management contracts as a percentage of management contract revenue increased to 50.9% for the first half of 2005 from 45.0% for the same period in 2004.

     General and administrative expenses increased to $39.7 million for the first half of fiscal 2005 from $36.1 million in the first half of fiscal 2004, an increase of $3.6 million or 10.1%. This increase is due to an increase in professional expenses of $1.5 million related to Sarbanes-Oxley compliance efforts and an increase of $2.5 million in payroll and severance costs for the first half of fiscal 2005. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 11.8% for the first half of fiscal 2005 compared to 10.2% for the first half of fiscal 2004.

     Net property-related gains for the six months ended March 31, 2005 was $16.6 million. The $16.6 million gain was comprised of a gain on sale of property of $17.5 million comprised primarily of a gain of $9.7 million on a property in New York and $5.5 million on a property in Denver. The Company incurred $0.9 million of impairments of leasehold improvements, contract rights and other intangible assets primarily related to three locations in segment two, one location in segment seven and one location in segment nine. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Net property-related gains for the six months ended March 31, 2004 was $4.5 million. The $4.5 million gain was comprised of a gain on sale of property of $6.3 million partially offset by $1.8 million of impairments of contract rights, leasehold improvements and deferred expenses related to locations which management plans to continue to operate.

     For the six months ended March 31, 2005, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $2.5 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first and second quarter of fiscal 2005 as discontinued operations, net of related income taxes.

     Interest expense decreased to $9.9 million for the first half of fiscal 2005 from $10.4 million in the first half of fiscal 2004, a decrease of $0.5 million or 4.7%. The decrease was attributed to a decrease in the weighted average debt outstanding under the Credit Facility.

     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $292.4 million during the six months ended March 31, 2005, at a weighted average interest rate of 6.1% compared to a weighted average balance outstanding of $329.1 million at a weighted average rate of 5.8% during the six months ended March 31, 2004. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.

     The Company recorded an income tax expense on earnings from continuing operations of $8.3 million for the first half of fiscal 2005 as compared to income tax expense of $8.5 million in the first half of fiscal 2004, a change of $0.2 million. The effective tax rate on earnings from continuing operations before income taxes for the first half of fiscal 2005 was 40.5% compared to 42.9% for the first half of fiscal 2004. The decrease in the effective tax rate is due to the mixture of domestic and foreign earnings.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six months ended March 31, 2005 was $4.1 million, a decrease of $15.0 million from net cash provided by operating activities of $19.1 million for the six months ended March 31, 2004. The primary factors, which contributed to this change, were a decrease in net earnings and an increase in operating assets primarily related to accounts receivable increases in the United Kingdom as a result of new contracts for the six months ended March 31, 2005.

     Net cash provided by investing activities was $29.7 million for the six months ended March 31, 2005 compared to $48.5 million for the same period in the prior year. This change was primarily due to a decrease in proceeds from the disposition of property and equipment. The $32.7 million proceeds for the six months ended March 31, 2005, related primarily to a property sale in Denver and New York. The $50.9 million of proceeds from disposition consists primarily of $31.7 million received from the sale of six properties and $19.2 million received from Connex as part of the conversion of the United Kingdom rail contract from a leased arrangement to a management agreement for the six months ended March 31, 2004.

     Net cash used by financing activities for the six months ended March 31, 2005 was $32.0 million compared to cash used of $64.2 million in the six months ended March 31, 2004. This change was primarily due to lower credit facility repayments during the six months ended March 31, 2005 as compared to repayments on the Credit Facility during the six months ended March 31, 2004.

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

     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and March 31, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. The quarterly amortization schedule was also amended. The new schedule requires the term loan payments in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010. The revolving loan is required to be repaid in February 2008. The aggregate availability under the Credit Facility was $129.0 million at March 31, 2005, which is a net of $45.0 million of stand-by letters of credit.

     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2005 was 183 basis points. The amount outstanding under the Company’s Credit Facility was $125.8 million consisting of a $74.8 million term loan and a $51.0 million revolving loan, with an overall weighted average interest rate of 4.5% as of March 31, 2005.

     The amended credit facility continues to contain customary covenants. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at March 31, 2005.

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

     Future Cash Commitments

     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2005 to be approximately $17 to $19 million, of which the Company has spent $5.6 million during the first six months of fiscal 2005.

     The following tables summarize the Company’s total contracted obligations and commercial commitments as of March 31, 2005 (amounts in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital Lease obligations	$175,443	$43,137	$5,148	$126,567	$591
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	1,195,887	213,428	313,603	186,429	482,427

Total contractual cash obligations	$1,449,415	$256,565	$318,751	$312,996	$561,103

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$128,973	$—	$—	$128,973	$—
Other commercial commitments	1,453	1,453	—	—	—

Total commercial commitments	$130,426	$1,453	$—	$128,973	$—

     Other commercial commitments consist of interest expense to be paid to the owner of Edison.

     Unused lines of credit as of March 31, 2005 are reduced by $45.0 million of standby letters of credit.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Interest Rates

     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of March 31, 2005, the Company had $125.8 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 183 basis points. Of this amount, $74.8 million of the Credit Facility is payable in quarterly installments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010 and $51.0 million in revolving credit loans, which are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.

     The Company is required under the Credit Facility to enter into and maintain interest rate protection agreements designed to limit the Company’s exposure to increases in interest rates. On May 30, 2003, the Company entered into two interest rate swap transactions for a total of $87.5 million. Both transactions swapped the Company’s floating LIBOR interest rates for fixed interest rate of 2.5% until June 30, 2007. Both of these derivative instruments have terms consistent with the terms of the Credit Facility and qualify as cash flow hedges.

     The weighted average interest rate on the Company’s Credit Facility at March 31, 2005 was 4.5%, including the effect of the related interest rate swaps. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $0.8 million based on the Company’s un-hedged outstanding Credit Facility balance of $83.3 million at March 31, 2005.

     In March 2000, a limited liability company, of which the Company is the sole shareholder, purchased a parking structure for $19.6 million and financed $13.3 million of the purchase price with a five-year note bearing interest at one-month floating LIBOR plus 162.5 basis points. In April 2005, the limited liability company amended the note. The amendment extended the term to a maturity date of February 28, 2008. The amended $12.7 million loan will continue to bear interest as a floating basis based on LIBOR plus 162.5 basis points. The Company intends to swap the floating LIBOR rate to a fixed rate with the terms of the derivative instrument being consistent with the amended loan.

     Foreign Currency Risk

     The Company’s exposure to foreign exchange risk is minimal. As of March 31, 2005, the Company has approximately GBP 0.6 million (USD $1.2 million) of cash and cash equivalents denominated in British pounds, EUR 2.7 million (USD $3.5 million) denominated in euros, CAD 1.5 million (USD $1.3 million) denominated in Canadian dollars, and USD $1.2 million denominated in various other foreign currencies. The Company also has GBP 2.4 million (USD $4.5 million) of notes payable and EUR 0.7 million (USD $1.0 million) of notes payable denominated in euros at March 31, 2005. These notes bear interest at a floating rate of 4.1% as of March 31, 2005, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of March 31, 2005, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

ITEM 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2005 are effective in timely alerting them to material information required to be included in the Company’s periodic reports and that such information is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in internal control over financial reporting: There has been no change (including corrective actions with regard to significant deficiencies) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current CEO in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. The cases have been consolidated by the Court. By order dated December 10, 2003, the Court has consolidated the cases now identified as In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also sought to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (the new class period is February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. On January 27, 2005, the Company announced that an agreement in principle had been reached to settle the lawsuit. Under the agreement in principle, the Company’s primary liability insurance carrier would fully fund a $4.85 million payment that would be used to provide all benefits to shareholder class members and their counsel, and to cover related notice and administrative costs. The agreement in principle was subject to various conditions, including documentation of all settlement terms, preliminary approval by the court, notice to shareholders and final court approval of the agreement’s fairness and adequacy. On April 8, 2005, the court entered an order granting preliminary approval of the negotiated settlement. Notice of the proposed settlement is being mailed to all class members. The deadline for the class members to object to the settlement or require an exclusion from the class is May 31, 2005. The final hearing on the proposed settlement is scheduled for June 10, 2005. The settlement remains subject to a final approval by the court. As a result, there can be no assurance that the matter will be settled on the terms described above.

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

     The Company arbitrated a rent dispute relating to a five-year real estate lease extension that began in December 2003. The extension provided for a base rent equal to the greater of $4.75 million annually or fair market value, with an annual rent increase of 1.5%. On December 13, 2004, the arbitrator ruled that the annual base rent would increase to $7.45 million for the five-year extension period. Following the issuance of the Arbitrator’s decision, the Landlord and Company agreed to terminate the lease, effective January 31, 2005, upon the payment by the Company to the landlord of $1.9 million, which had been previously accrued by the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on February 17, 2005. At the meeting, the Company’s shareholders were asked to elect eight directors to the Company’s board of directors. Each of the nominated directors was elected. No other matters were voted upon at the annual meeting.

The following table sets forth the voting tabulations for each of the directors nominated to serve on the Company’s board of directors:

					Broker
		Votes	Votes		Non-
	Votes For	Against	Withheld	Abstentions	Voters
Monroe J. Carell, Jr.	26,826,744	—	86,381	—	N/A
Raymond T. Baker	26,836,604	—	76,521	—	N/A
Kathryn Carell Brown	26,828,894	—	84,231	—	N/A
Cecil Conlee	26,836,601	—	76,524	—	N/A
Lewis Katz	25,321,737	—	1,591,388	—	N/A
Edward G. Nelson	25,352,036	—	1,561,089	—	N/A
Owen G. Shell Jr.	26,834,777	—	78,348	—	N/A
William B. Smith	26,836,529	—	76,596	—	N/A

Item 6. Exhibits

2.1	Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2	Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3	Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4	Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4	Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5	Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee

(Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6	Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1	Third Amendment to the Credit Facility dated January 25, 2005 by Bank of America, N.A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1on Form 10-Q filed on February 9, 2005 ).

31.1	Certification of Monroe J. Carell, Jr. pursuant to Rule 13a-14(a)

31.2	Certification of Jeff Heavrin pursuant to Rule 13a-14(a)

32.1	Certification of Monroe J. Carell, Jr. pursuant to Section 1350

32.2	Certification of Jeff Heavrin pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION

Date: May 9, 2005	By:	/s/ MONROE J. CARELL, JR.

Monroe J. Carell, Jr.
Chairman and Chief Executive Officer

CENTRAL PARKING CORPORATION

Date: May 9, 2005	By:	/s/ JEFF HEAVRIN

Jeff Heavrin
Vice President and Chief Financial
Officer