Form 10-Q
period 2005-06-30
CENTRAL PARKING CORP
filed 2005-08-09
CIK 949298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒      NO ☐
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 4, 2005

Common Stock, $0.01 par value	36,704,403

INDEX
CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
Amounts in thousands, except share data

	June 30,	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$27,585	$27,628
Management accounts receivable, net of allowance for doubtful accounts of $3,281 and $3,206 at June 30, 2005 and September 30, 2004, respectively	54,442	43,776
Accounts receivable — other	14,877	14,594
Current portion of notes receivable (including amounts due from related parties of $1,079 at June 30, 2005 and $1,617 at September 30, 2004)	3,757	6,010
Prepaid expenses	13,131	13,045
Assets held for sale	39,306	23,724
Refundable income taxes	3,120	1,461
Deferred income taxes	11,119	11,177

Total current assets	167,337	141,415
Notes receivable, less current portion	39,175	41,940
Property, equipment, and leasehold improvements, net	345,229	380,256
Contracts and lease rights, net	81,992	89,015
Goodwill, net	234,329	232,562
Investment in and advances to partnerships and joint ventures	6,786	7,824
Other assets	37,037	36,616

Total assets	$911,885	$929,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$5,562	$46,867
Trade accounts payable	76,373	82,224
Accrued expenses	52,414	46,807
Management accounts payable	27,227	24,640

Total current liabilities	161,576	200,538
Long-term debt and capital lease obligations, less current portion	161,206	159,188
Subordinated convertible debentures	78,085	78,085
Deferred rent	22,490	24,450
Deferred income taxes	14,168	17,293
Other liabilities	21,009	14,977

Total liabilities	458,534	494,531

Minority interest	537	64

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,703,403 and 36,582,808 shares issued and outstanding at June 30, 2005 and September 30, 2004, respectively	367	366
Additional paid-in capital	251,184	249,452
Accumulated other comprehensive income, net	3,953	879
Retained earnings	198,015	185,041
Other	(705)	(705)

Total shareholders’ equity	452,814	435,033

Total liabilities and shareholders’ equity	$911,885	$929,628

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
Amounts in thousands, except per share data

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenues:
Parking	$139,356	$145,661	$416,603	$436,547
Management contracts	31,933	31,957	91,477	94,612

	171,289	177,618	508,080	531,159
Reimbursement of management contract expenses	139,163	113,590	399,585	340,149

Total revenues	310,452	291,208	907,665	871,308

Costs and expenses:
Cost of parking	124,798	131,655	378,726	393,873
Cost of management contracts	12,524	13,208	42,815	41,334
General and administrative	20,412	17,598	60,160	53,693

	157,734	162,461	481,701	488,900
Reimbursed management contract expenses	139,163	113,590	399,585	340,149

Total costs and expenses	296,897	276,051	881,286	829,049
Property-related (loss) gain, net	(1,171)	1,462	15,464	5,997

Operating earnings	12,384	16,619	41,843	48,256

Other income (expense):
Interest income	1,177	1,217	3,361	3,642
Interest expense	(4,303)	(4,834)	(14,217)	(15,235)
Equity in partnership and joint venture losses	(93)	(402)	(545)	(2,389)

Earnings from continuing operations before minority interest and income taxes	9,165	12,600	30,442	34,274
Minority interest, net of tax	(475)	(833)	(1,183)	(2,595)

Earnings from continuing operations before income taxes	8,690	11,767	29,259	31,679
Income tax expense	(3,411)	(5,156)	(11,709)	(12,877)

Earnings from continuing operations	5,279	6,611	17,550	18,802

Loss from discontinued operations, net of tax	(399)	(643)	(2,925)	(904)

Net earnings	$4,880	$5,968	$14,625	$17,898

Basic (loss) earnings per share:
Earnings from continuing operations	$0.14	$0.18	$0.48	$0.52
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.08)	(0.03)

Net earnings	$0.13	$0.16	$0.40	$0.49

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.14	$0.18	$0.48	$0.52
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.08)	(0.03)

Net earnings	$0.13	$0.16	$0.40	$0.49

Weighted average shares used for basic per share data	36,663	36,435	36,603	36,277
Effect of dilutive common stock options	220	300	139	211

Weighted average shares used for dilutive per share data	36,883	36,735	36,742	36,488

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
Amounts in thousands

	Nine months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$14,625	$17,898
Loss from discontinued operations	2,925	904

Earnings from continuing operations	17,550	18,802
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization of property	21,506	24,781
Equity in partnership and joint venture earnings	545	2,389
Distributions from partnerships and joint ventures	1,393	1,237
Property-related gains, net	(15,464)	(5,997)
Deferred income tax (benefit) expense	(3,555)	4,346
Minority interest, net of tax	1,183	2,595
Changes in operating assets and liabilities:
Management accounts receivable	(10,843)	(7,882)
Accounts receivable – other	(296)	6,098
Prepaid expenses	(125)	(3,981)
Other assets	(5,447)	(7,478)
Trade accounts payable, accrued expenses and other liabilities	5,493	(13,319)
Management accounts payable	2,565	3,443
Deferred rent	(1,960)	(2,296)
Refundable income taxes	(1,607)	4,246

Net cash provided by operating activities – continuing operations	10,938	26,984
Net cash (used) provided by operating activities – discontinued operations	(2,282)	1,689

Net cash provided by operating activities	8,656	28,673

Cash flows from investing activities:
Proceeds from disposition of property and equipment	35,951	62,026
Purchases of property, equipment and leasehold improvements	(8,921)	(12,167)
Purchase of contract and lease rights	—	(4,530)
Other investing activities	3,921	4,248

Net cash provided by investing activities	30,951	49,577

Cash flows from financing activities:
Dividends paid	(1,651)	(1,647)
Net borrowings (repayments) under revolving credit agreement	71,126	(59,000)
Proceeds from issuance of notes payable, net of issuance costs	9,728	1,864
Principal repayments on long-term debt and capital lease obligations	(120,195)	(21,382)
Payment to minority interest partners	(392)	(3,224)
Proceeds from issuance of common stock and exercise of stock options	1,733	2,904

Net cash used by financing activities	(39,651)	(80,485)

Foreign currency translation	1	651

Net decrease in cash and cash equivalents	(43)	(1,584)
Cash and cash equivalents at beginning of period	27,628	31,572

Cash and cash equivalents at end of period	$27,585	$29,988

Non-cash transactions:
Unrealized gain on fair value of investment securities and derivatives, net of tax	$802	$1,608
Issuance of shares related to the deferred stock unit plan	$—	$476

Cash payments for:
Interest	$13,286	$14,341
Income taxes	$13,417	$5,888
See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1) Basis of Presentation
a. The accompanying unaudited consolidated financial statements of Central Parking Corporation and subsidiaries (“Central Parking” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2004 (included in the Company’s Annual Report on Form 10-K/A). Certain prior period amounts have been reclassified to conform to the current period presentation.
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

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$4,880	$5,968	$14,625	$17,898

Add stock-based employee compensation expense included in reported net income, net of tax	—	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(976)	(834)	(2,939)	(2,096)

Pro forma net earnings	$3,904	$5,134	$11,686	$15,802

Earnings per share:
Basic-as reported	$0.13	$0.16	$0.40	$0.49

Basic-pro forma	$0.11	$0.14	$0.32	$0.44

Diluted-as reported	$0.13	$0.16	$0.40	$0.49

Diluted-pro forma	$0.11	$0.14	$0.32	$0.43

     Deductions for stock-based employee compensation expense in the table above were calculated using the Black-Scholes option pricing model. The Company utilizes both the single option and multiple option valuation approaches. Calculations of compensation expense were made using inputs of historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility. The Company applies a 40% tax rate to arrive at the after tax deduction.
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
     The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both June 30, 2005 and 2004. Also, for the Nine months ended June 30, 2005 and 2004, options to purchase 2,538,527 and 2,938,869 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.
(3) Property-Related Gains, Net
     The Company routinely disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights, other intangible assets and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. For locations that are being discontinued, gains and losses on the sale or condemnation of property, equipment, leasehold improvements, contract rights and lease rights are included as a component of discontinued operations as are gains and losses on the termination, prior to the end of the contractual term, of lease or management obligations. Impairments associated with parking facilities that meet the criteria to be classified as assets held-for-sale as defined in SFAS No. 144 are also included as a component of discontinued operations. Impairment charges for property, equipment, leasehold improvements, contract and lease rights and other intangible assets for locations that are not being discontinued are included as a component of property-related gains or losses. A summary of property-related gains and losses for the three and nine months ended June 30, 2005 and June 30, 2004 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net gains on partial sale of property held for use	$2,112	$6,053	$19,601	$12,308
Impairment charges for property, equipment and leasehold improvements held for use	(351)	—	(1,075)	(1,359)
Impairment charges for contract rights, lease rights and other intangible assets	(2,932)	(4,591)	(3,062)	(4,952)

Property-related (losses) gains, net	$(1,171)	$1,462	$15,464	$5,997

(4) Intangible Assets
     As of June 30, 2005, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$143,481	$61,489	$81,992
Noncompete agreements	2,575	2,385	190

Total	$146,056	$63,874	$82,182

     Amortization expense related to the intangible assets was $2.0 and $2.2 million for the three months ended June 30, 2005 and June 30, 2004, and $5.6 and $6.6 million for the nine months ended June 30, 2005 and June 30, 2004.
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
     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and March 31, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. The quarterly amortization schedule was also amended. The new schedule requires term loan payments in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010. The revolving loan is required to be repaid in February 2008. The aggregate availability under the Credit Facility was $108.7 million at June 30, 2005, which is net of $44.3 million of stand-by letters of credit.
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of June 30, 2005 was 192 basis points. The amount outstanding under the Company’s Credit Facility was $146.6 million consisting of a $74.6 million term loan and a $72.0 million revolving loan, with an overall weighted average interest rate of 5.1% as of June 30, 2005.
     The amended credit facility continues to contain customary covenants. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at June 30, 2005.
(6) Derivative Financial Instruments
     The Company uses variable rate debt to finance its operations. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense would increase. Conversely, if interest rates decrease, interest expense would decrease. Management believes it is prudent to limit the variability of its interest payments.
     To meet this objective, the Company periodically enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby effectively creating fixed-rate debt. Purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under interest rate cap agreements, the Company has the right to receive cash if interest rates increase above a specified level.
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
     At June 30, 2005, the Company’s derivative financial instruments consisted of two interest rate swaps with a combined notional amount of $87.5 million. These derivative financial instruments are reported at their fair values and are included as other assets on the consolidated balance sheets. The following table lists the fair value of the derivative financial instruments (amounts in thousands):

	June 30,	September 30,
	2005	2004
Derivative instrument assets:
Interest rate swaps	$2,498	$1,268

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
(7) Discontinued Operations
     As of June 30, 2005, the Company designated as discontinued operations certain held-for-sale or disposed locations, with revenues of $4.0 million and pretax loss of $4.7 million for the nine-month period ended June 30, 2005, resulting in a loss from discontinued operations of $2.9 million, including $4.3 million in property related losses. The facts and circumstances leading to discontinued operations classification and the expected disposals include expected property sales, condemnations, or early lease and management agreement terminations. Included in the three and nine months ended June 30, 2005 are the year-to-date results of operations for all locations discontinued during the respective period as well as the locations designated as held-for-sale during fiscal year 2004 but not yet sold. The Company’s prior period results have been reclassified to reflect the operations of the locations discontinued in the first nine months of fiscal 2005 as discontinued operations, net of related income taxes.
(8) Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R will be effective for the Company beginning October 1, 2005. See footnote (1) for additional information.
(9) Commitments and Contingencies
     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current Chairman in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. By order dated December 10, 2003, the Court consolidated the cases under the name, In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also sought to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. On January 27, 2005, the Company announced that an agreement in principle had been reached to settle the lawsuit. Under the agreement in principle, the Company’s primary liability insurance carrier agreed to fully fund a $4.9 million payment to be used to provide all benefits to shareholder class members and their counsel, and to cover related notice and administrative costs. A definitive settlement agreement was executed and, on April 8, 2005, the court entered an order granting preliminary approval of the negotiated settlement. Notice of the proposed settlement was mailed to all class members. The final hearing on the proposed settlement was held on June 10, 2005 and the settlement was approved on that date.

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
(10) Comprehensive Income
     Comprehensive income for the three and nine months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings	$4,880	$5,968	$14,625	$17,898
Change in fair value of derivatives, net of tax	(463)	1,838	739	1,686
Change in fair value of investment securities, net of tax	73	(136)	64	(78)
Foreign currency cumulative translation adjustment	(835)	774	2,272	650

Comprehensive income	$3,655	$8,444	$17,700	$20,156

(11) Business Segments
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three and nine months ended June 30, 2005 and 2004, as well as identifiable assets for each segment as of June 30,2005 and September 30, 2004 (in thousands).

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:(1)
Segment One	$18,896	$18,047	$57,526	$56,019
Segment Two	72,853	76,738	213,444	225,685
Segment Three	4,884	4,534	14,577	13,977
Segment Four	7,630	8,933	25,609	27,955
Segment Five	2,582	2,456	7,201	7,542
Segment Six	22,609	23,860	67,336	72,519
Segment Seven	16,548	17,643	48,303	50,109
Segment Eight	22,195	22,366	65,495	66,540
Other	3,092	3,041	8,589	10,813

Total revenues	$171,289	$177,618	$508,080	$531,159

(1)	Revenues exclude reimbursement of management contract expenses. Such amounts were $139.2 million and $113.6 million for the three months ended June 30, 2005 and 2004, respectively, and $399.6 million and $340.1 million for the nine months ended June 30, 2005 and 2004, respectively.

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating earnings (loss):
Segment One	$(1,275)	$(73)	$(324)	$922
Segment Two	6,179	1,835	12,615	9,361
Segment Three	1,485	937	3,228	2,809
Segment Four	630	1,074	1,969	5,232
Segment Five	613	537	1,320	1,413
Segment Six	1,234	1,565	4,077	5,946
Segment Seven	760	1,144	891	(162)
Segment Eight	4,349	2,895	10,248	9,476
Other	(1,591)	6,705	7,819	13,259

Total operating earnings	$12,384	$16,619	$41,843	$48,256

	June 30,	September 30,
	2005	2004
Identifiable assets:
Segment One	$11,144	$11,449
Segment Two	323,087	328,565
Segment Three	14,505	12,257
Segment Four	55,154	47,927
Segment Five	1,149	1,423
Segment Six	22,811	22,542
Segment Seven	35,482	35,468
Segment Eight	32,774	32,306
Other	415,779	437,691

Total assets	$911,885	$929,628

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
(12) Subsequent Events
     On July 14, 2005, the Company announced that it has completed the sale of its leasehold interest in a parking garage at 839 6th Avenue in New York City for $39 million. The sale will result in a property-related gain included in continuing operations in the Company’s fourth fiscal quarter of approximately $38 million.
     The Company sold its rights under the lease, which had a term ending in 2016, to a developer. The lease produced pre-tax profits in fiscal 2004 of approximately $1.7 million. At the closing of the transaction, the Company entered into an agreement to operate the parking garage for the next 18 months on terms expected to produce pre-tax profits of approximately $1.1 million per year.

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
     The following important factors, in addition to those discussed elsewhere in this document, and the Company’s 10-K/A, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news releases and other public statements by the Company:
•	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to
•	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

•	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

•	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

•	comply with the terms of its credit facility or obtain waivers of noncompliance;

•	reduce operating losses at unprofitable locations;

•	form and maintain strategic relationships with certain large real estate owners and operators; and

•	renew existing insurance coverage and obtain performance and surety bonds on favorable terms;
•	successful implementation of the Company’s operating and growth strategy;

•	interest rate fluctuations;

•	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

•	the timing of property-related gains and losses;

•	pre-opening, start-up and break-in costs of parking facilities;

•	player strikes or other events affecting major league sports;

•	changes in economic and business conditions at the local, regional, national or international levels;

•	changes in patterns of air travel or automobile usage, including but not limited to effects of weather on travel and transportation patterns;

•	the impact of litigation and claims;

•	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

•	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

•	changes in current parking rates and pricing of services to clients;

•	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

•	the loss of key employees; and

•	the other factors discussed under the heading “Risk Factors” included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.
Overview
     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 37 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Columbia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece, Italy and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of June 30, 2005, Central Parking operated 1,717 parking facilities through management contracts, leased 1,599 parking facilities, and owned 183 parking facilities, either independently or in joint ventures with third parties.
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
     The Company’s strategy is to increase the number of profitable parking facilities it operates by focusing its marketing efforts on adding facilities at the local level and targeting real estate managers and developers with a national presence.
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
     Impairment of Long-Lived Assets and Goodwill
     As of June 30, 2005, the Company’s long-lived assets were comprised primarily of $345.2 million of property, equipment and leasehold improvements, $82.0 million of contract and lease rights, $234.3 million of goodwill and $11.0 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
     The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $3.3 million during the three months ($3.3 million in continuing operations) ended June 30, 2005 as a result of underperforming locations, upon termination or disposal and premature closures and $7.5 million ($4.1 in continuing operations and $3.4 million in discontinued operations) during the nine months ended June 30, 2005 as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.
     Contract and Lease Rights
     As of June 30, 2005, the Company had $82.0 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the original terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.
     Allowance for Doubtful Accounts
     As of June 30, 2005, the Company had $72.6 million of gross trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $3.3 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.
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
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Parking revenues in the third quarter of fiscal year 2005 decreased to $139.4 million from $145.7 million in the third quarter of fiscal year 2004, a decrease of $6.3 million, or 4.3%. The decrease of $6.3 million is due to a decrease of $8.4 million related to closed locations and a decrease of $3.5 million related to contracts converted from lease to management deals, partially offset by an increase of $3.0 million from new locations, and an increase in same store sales of $2.6 million.
     Management contract revenues for the third quarter of fiscal 2005 were essentially flat compared to the prior year period.
     Cost of parking in the third quarter of 2005 decreased to $124.8 million from $131.7 million in the third quarter of 2004, a decrease of $6.9 million or 5.2%. The decrease was due primarily to a reduction in the number of operating locations, including elimination of several unprofitable locations, and was composed of a $3.9 million decline in rent expense, a $1.5 million decrease in payroll, a $0.5 million decrease in depreciation and a $0.5 million decrease in property taxes. Rent expense as a percentage of parking revenues decreased to 50.9% during the quarter ended June 30, 2005, from 51.4% in the quarter ended June 30, 2004. Payroll and benefit expenses were 18.8% of parking revenues during the third quarter of fiscal 2005 as compared to 19.0% in the comparable prior year period. Cost of parking as a percentage of parking revenues decreased to 89.6% in the third quarter of fiscal 2005 from 90.4% in the third quarter of fiscal 2004.
     Cost of management contracts in the third quarter of fiscal 2005 decreased to $12.5 million from $13.2 million in the comparable period in 2004, a decrease of $0.7 million or 5.2%. Cost of management contracts as a percentage of management contract revenue decreased to 39.2% for the third fiscal quarter of 2005 from 41.3% for the same period in 2004.

     General and administrative expenses increased to $20.4 million for the third quarter of fiscal 2005 from $17.6 million in the third quarter of fiscal 2004, an increase of $2.8 million or 16.0%. This increase is due to an increase in professional expenses of $1.1 million related to Sarbanes-Oxley compliance efforts and $0.8 million related to the terminated discussions regarding the possible sale of the Company, an increase of $1.1 million in payroll and severance costs offset by a reduction of $0.2 million in other expenses. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 11.9% for the third quarter of fiscal 2005 compared to 9.9% for the third quarter of fiscal 2004.
     Net property-related losses for the three months ended June 30, 2005 were $1.2 million. The $1.2 million loss was comprised of gains on sale of property of $2.1 million, comprised primarily of a gain of $1.9 million on a property in Seattle, offset by $3.3 million of impairments of leasehold improvements, contract rights and other intangible assets primarily related to one location in segment one and one location in segment two. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related gains for the three months ended June 30, 2004 of $1.5 million were comprised primarily of a gain on sale of property of $6.1 million partially offset by a $4.5 million lease buy out.
     For the three months ended June 30, 2005, the Company either disposed of or designated as held-for-sale certain locations, resulting in a loss from discontinued operations of $0.4 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first, second and third quarter of fiscal 2005 as discontinued operations, net of related income taxes.
     Interest expense decreased to $4.3 million for the third quarter of fiscal 2005 from $4.8 million in the third quarter of fiscal 2004, a decrease of $0.5 million or 10.9%. The decrease was attributed to a decrease in the weighted average debt outstanding under the Credit Facility.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $252.4 million during the quarter ended June 30, 2005, at a weighted average interest rate of 6.2% compared to a weighted average balance outstanding of $288.5 million at a weighted average rate of 6.0% during the quarter ended June 30, 2004. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded an income tax expense on earnings from continuing operations of $3.4 million for the third quarter of fiscal 2005 as compared to income tax expense of $5.2 million in the third quarter of fiscal 2004, a change of $1.8 million. The effective tax rate on earnings from continuing operations before income taxes for the third quarter of fiscal 2005 was 39.3% compared to 43.8% for the first quarter of fiscal 2004. The decrease in the effective tax rate is due to the mixture of domestic and foreign earnings.
Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004
     Parking revenues in the first nine months of fiscal year 2005 decreased to $416.6 million from $436.5 million in the first nine months of fiscal year 2004, a decrease of $19.9 million, or 4.6%. The decrease of $19.9 million is due to a decrease of $24.7 million for closed locations and a decrease of $11.6 million related to contracts converted from lease to management deals, offset by an increase in same store sales of $6.4 million and an increase from new locations of $10.0 million.
     Management contract revenues for the first nine months of fiscal 2005 decreased to $91.5 million from $94.6 million in the first nine months of fiscal year 2004, a decline of $3.1 million or 3.3%. The decrease was related to changes in contract terms, fewer special events and other revenue reductions.
     Cost of parking in the first nine months of 2005 decreased to $378.7 million from $393.9 million in the first nine months of 2004, a decrease of $15.2 million or 3.9%. The decrease was due primarily to a reduction in the number of operating locations, including elimination of several unprofitable locations, and was composed of a $10.3 million decline in rent expense, a $4.1 million decrease in payroll and a $1.7 decrease in property taxes. Items offsetting these expense reductions in cost of parking were higher insurance costs due to adjustments in accruals related to higher than estimated claims costs in liability. Rent expense as a percentage of parking revenues was essentially flat compared to the prior year period. Payroll and benefit expenses were 18.6% of parking revenues during the first nine months of fiscal 2005 as compared to 18.7% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 90.9% in the first nine months of fiscal 2005 from 90.2% in the first nine months of fiscal 2004.
     Cost of management contracts in the first nine months of fiscal 2005 increased to $42.8 million from $41.3 million in the comparable period in 2004, an increase of $1.5 million or 3.6%. The increase was primarily caused by an increase of $1.3 million in liability insurance claims expense, and an increase of $0.2 million in other expenses. Cost of management contracts as a percentage of management contract revenue increased to 46.8% for the first nine months of 2005 from 43.7% for the same period in 2004.
     General and administrative expenses increased to $60.2 million for the first nine months of fiscal 2005 from $53.7 million in the first nine months of fiscal 2004, an increase of $6.5 million or 12.0%. This increase is due to an increase in professional expenses of $2.6 million related to Sarbanes-Oxley compliance efforts and an increase of $2.8 million in payroll and severance costs, and $1.1 million in other expenses for the first nine months of fiscal 2005. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 11.8% for the first nine months of fiscal 2005 compared to 10.1% for the first nine months of fiscal 2004.
     Net property-related gains for the nine months ended June 30, 2005 was $15.5 million. The $15.5 million gain was comprised of a gain on sale of property of $19.6 million, comprised primarily of a gain of $9.6 million on a property in New York, $8.1 million on a property in Denver and a $1.9 million on a property in Seattle. The Company incurred $4.1 million of impairments of leasehold improvements, contract rights and other intangible assets primarily related to one location in segment one, five locations in segment two and one location in segment nine. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Net property-related gains for the nine months ended June 30, 2004 was $6.0 million. The $6.0 million gain was comprised of a gain on sale of property of $12.3 million partially offset by a $4.5 million lease buy out and $1.8 million of impairments of contract rights, leasehold improvements and deferred expenses related to locations which management plans to continue to operate.
     For the nine months ended June 30, 2005, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $2.9 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first, second and third quarter of fiscal 2005 as discontinued operations, net of related income taxes.
     Interest expense decreased to $14.2 million for the first nine months of fiscal 2005 from $15.2 million in the first nine months of fiscal 2004, a decrease of $1.0 million or 6.7%. The decrease was attributed to a decrease in the weighted average debt outstanding under the Credit Facility.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $279.1 million during the nine months ended June 30, 2005, at a weighted average interest rate of 6.2% compared to a weighted average balance outstanding of $315.6 million at a weighted average rate of 5.9% during the nine months ended June 30, 2004. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded an income tax expense on earnings from continuing operations of $11.7 million for the first nine months of fiscal 2005 as compared to income tax expense of $12.9 million in the first nine months of fiscal 2004, a change of $1.2 million. The effective tax rate on earnings from continuing operations before income taxes for the first nine months of fiscal 2005 was 40.0% compared to 40.6% for the first nine months of fiscal 2004. The decrease in the effective tax rate is due to the mixture of domestic and foreign earnings.
Liquidity and Capital Resources
     Net cash provided by operating activities for the nine months ended June 30, 2005 was $8.7 million, a decrease of $20.0 million from net cash provided by operating activities of $28.7 million for the nine months ended June 30, 2004. The primary factors, which contributed to this change, were a decrease in net earnings and an increase in operating assets primarily related to accounts receivable increases in the United Kingdom as a result of new contracts for the nine months ended June 30, 2005.
     Net cash provided by investing activities was $31.0 million for the nine months ended June 30, 2005 compared to $49.6 million for the same period in the prior year. This change was primarily due to a decrease in proceeds from the disposition of property and equipment. The $36.0 million proceeds for the nine months ended June 30, 2005, related primarily to property sales in Denver, New York and Seattle. The $62.0 million of proceeds from disposition consists primarily of $42.8 million received from the sale of eleven properties and $19.2 million received from Connex as part of the conversion of the United Kingdom rail contract from a leased arrangement to a management agreement.
     Net cash used by financing activities for the nine months ended June 30, 2005 was $39.7 million compared to cash used of $80.5 million in the nine months ended June 30, 2004. This change was primarily due to higher credit facility repayments, during the nine months ended June 30, 2005 as compared to repayments on the Credit Facility during the nine months ended June 30, 2004.
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
     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and June 30, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. The quarterly amortization schedule was also amended. The new schedule requires the term loan payments in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010. The revolving loan is required to be repaid in February 2008. The aggregate availability under the Credit Facility was $108.7 million at June 30, 2005, which is a net of $44.3 million of stand-by letters of credit.
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of June 30, 2005 was 192 basis points. The amount outstanding under the Company’s Credit Facility was $146.6 million consisting of a $74.6 million term loan and a $72.0 million revolving loan, with an overall weighted average interest rate of 5.1% as of June 30, 2005.
     The amended credit facility continues to contain customary covenants. The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at June 30, 2005.
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
     Future Cash Commitments
     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2005 to be approximately $17 to $19 million, of which the Company has spent $8.9 million during the first nine months of fiscal 2005.
     The following tables summarize the Company’s total contracted obligations and commercial commitments as of June 30, 2005 (amounts in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital Lease obligations	$166,768	$5,562	$96,841	$64,121	$244
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	1,112,344	200,308	290,263	175,435	446,338

Total contractual cash obligations	$1,357,197	$205,870	$387,104	$239,556	$524,667

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$108,725	$—	$81,070	$27,655	$—
     Unused lines of credit as of June 30, 2005 are reduced by $44.3 million of standby letters of credit.
Subsequent Event
     On July 14, 2005, the Company announced that it has completed the sale of its leasehold interest in a parking garage at 839 6th Avenue in New York City for $39 million. The sale will result in a property-related gain included in continuing operations in the Company’s fourth fiscal quarter of approximately $38 million.
     The Company sold its rights under the lease, which had a term ending in 2016, to a developer. The lease produced pre-tax profits in fiscal 2004 of approximately $1.7 million. At the closing of the transaction, the Company entered into an agreement to operate the parking garage for the next 18 months on terms expected to produce pre-tax profits of approximately $1.1 million per year.
     On August 3, 2005, Central Parking Corporation announced a new strategic plan designed to improve profitability. The Company also announced changes in senior management and plans to conduct a “Dutch Auction” tender offer.
     The Company’s new strategic plan is designed to streamline operations and focus on core competencies and key markets with the greatest potential for growing profits.
     The Company also announced that Emanuel Eads, who has served as President and Chief Operating Officer since May 2003, has been named President and Chief Executive Officer, effective immediately. Monroe Carell, Jr., Chairman and Chief Executive Officer, will become Executive Chairman of the Board of Directors. In his new role, Mr. Carell will continue to be involved in all strategic aspects of the business and will lead the Company’s efforts to re-emphasize the importance of client relationships.
     The Company also announced that it intends to commence a modified “Dutch Auction” tender offer to purchase up to approximately 12% of its common stock. The final number of shares, timing, the price range and other details of the offer will be determined on the date the tender offer is commenced. The Company expects to finance the purchase of the shares from cash proceeds from property sales and from the Company’s credit facility. The credit facility will require certain changes in order to conduct a tender offer of the size being considered, and the Company is seeking the requisite approvals from its bank group.
     Monroe J. Carell, Jr., has advised the Company that neither he nor other members of the Carell family intend to tender any of their shares in the event the Company proceeds with the tender offer that is under consideration.
     The Company currently expects to commence the tender offer in the near term, but there can be no assurance that the Company will commence a tender offer nor any assurances regarding the number of shares, timing, price range or other details of any such tender offer.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rates
     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of June 30, 2005, the Company had $146.6 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 192 basis points. Of this amount, $74.6 million of the Credit Facility is payable in quarterly installments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010 and $72.0 million in revolving credit loans, which are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.
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
     The weighted average interest rate on the Company’s Credit Facility at June 30, 2005 was 5.1%, including the effect of the related interest rate swaps. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $1.0 million based on the Company’s un-hedged outstanding Credit Facility balance of $103.4 million at June 30, 2005.
     In March 2000, a limited liability company, of which the Company is the sole shareholder, purchased a parking structure for $19.6 million and financed $13.3 million of the purchase price with a five-year note bearing interest at one-month floating LIBOR plus 162.5 basis points. In April 2005, the limited liability company amended the note. The amendment extended the term to a maturity date of February 28, 2008. The amended $12.7 million loan will continue to bear interest at a floating basis based on LIBOR plus 162.5 basis points. The Company intends to swap the floating LIBOR rate to a fixed rate with the terms of the derivative instrument being consistent with the amended loan.
     Foreign Currency Risk
     The Company’s exposure to foreign exchange risk is minimal. As of June 30, 2005, the Company has approximately GBP 0.8 million (USD $1.5 million) of cash and cash equivalents denominated in British pounds, EUR 1.9 million (USD $2.3 million) denominated in euros, CAD 0.5 million (USD $0.4 million) denominated in Canadian dollars, and USD $0.9 million denominated in various other foreign currencies. The Company also has EUR 0.7 million (USD $0.8 million) of notes payable denominated in euros at June 30, 2005. These notes bear interest at a floating rate of 4.1% as of June 30, 2005, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of June 30, 2005, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.
ITEM 4. Controls and Procedures
(a)	Evaluation of disclosure controls and procedures: Under the supervision and with participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 are effective in timely alerting them to material information required to be included in the Company’s periodic reports and that such information is (i) accumulated and communicated to the Company’s management in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)	Changes in internal control over financial reporting: There has been no change (including corrective actions with regard to significant deficiencies) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended June 30,2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In June and July 2003, four stockholders filed separate lawsuits against the Company, its former CEO, its former CFO and its current Chairman in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. By order dated December 10, 2003, the Court consolidated the cases under the name, In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also sought to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. On January 27, 2005, the Company announced that an agreement in principle had been reached to settle the lawsuit. Under the agreement in principle, the Company’s primary liability insurance carrier agreed to fully fund a $4.9 million payment to be used to provide all benefits to shareholder class members and their counsel, and to cover related notice and administrative costs. A definitive settlement agreement was executed and, on April 8, 2005, the court entered an order granting preliminary approval of the negotiated settlement. Notice of the proposed settlement was mailed to all class members. The final hearing on the proposed settlement was held on June 10, 2005 and the settlement was approved on that date.
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
Item 6. Exhibits

2.1	Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2	Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3	Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4	Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4		Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5		Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6		Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1		Third Amendment to the Credit Facility dated January 25, 2005 by Bank of America, N.A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1on Form 10-Q filed on February 9, 2005 ).

31.1	Certification of Emanuel Eads pursuant to Rule 13a-14(a)

31.2	Certification of Jeff Heavrin pursuant to Rule 13a-14(a)

32.1	Certification of Emanuel Eads pursuant to Section 1350

32.2	Certification of Jeff Heavrin pursuant to Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION
Date: August 9, 2005	By:	/s/ EMANUEL EADS
Emanuel Eads
Chief Executive Officer

CENTRAL PARKING CORPORATION
Date: August 9, 2005	By:	/s/ JEFF HEAVRIN
Jeff Heavrin
Senior Vice President and Chief Financial Officer