Form 10-K
period 2005-09-30
CENTRAL PARKING CORP
filed 2005-12-29
CIK 949298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to ___
Commission file number 001-13950
CENTRAL PARKING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1052916

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2401 21st Avenue South, Suite 200, Nashville, Tennessee	37212

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:	(615) 297-4255

Securities Registered Pursuant to Section 12(b) of the Act:	None
Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each Exchange on which registered

Common Stock, $0.01 par Value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 31, 2005 (the last business day of the most recently completed second fiscal quarter) was $294,577,952. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 13, 2005

Common Stock, $0.01 par value	31,939,656
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on February 21, 2006 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14 of this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
     Certain information discussed in this Annual Report on Form 10-K, including but not limited to, information under the captions “Business”; “Properties”; “Legal Proceedings”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”, and the information incorporated herein by reference, may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption “Risk Factors.” Forward-looking statements include, but are not limited to, discussions regarding the Company’s strategic plan, operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “estimates,” “projects,” “objective,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news release and other public statements by the Company and incorporated by reference in this document:
-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to
-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed costs of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and to obtain performance and surety bonds on favorable terms;
-	successful implementation of the Company’s strategic plan and other operating strategies;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to the effects of weather and fuel prices on travel and transportation patterns;

-	the impact of litigation;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under the heading Item 1A. “Risk Factors” included elsewhere in this Form 10-K.

PART I
Item 1. Business
General
     Central Parking Corporation (“Central Parking” or the “Company”) is a leading provider of parking and related services. As of September 30, 2005, Central Parking operated 3,399 parking facilities containing 1,564,356 spaces in 37 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Colombia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece and Switzerland.
     Central Parking operates or manages multi-level parking facilities and surface lots. It also provides ancillary services, including parking consulting, shuttle bus, valet, parking meter collection and enforcement, and billing services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases and fee ownership. As of September 30, 2005, Central Parking operated 1,671 parking facilities under management contracts and 1,548 parking facilities under leases. In addition, the Company owned 180 parking facilities either independently or through joint ventures.
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
Strategic Plan
     In August 2005, the Company announced a new strategic plan designed to streamline operations and focus on core competencies and key markets with the greatest potential for growing profits. The plan includes the following components:
•	Exit marginal and low growth markets (cities and countries). As a key component of our strategy to reduce costs and become more focused on high-growth markets, the Company plans to divest operations in up to 15 cities in the United States and up to eight foreign countries. Most of the operations to be divested in the United States are in small to medium-sized markets that management believes have limited growth potential. The Company intends to maintain a strong presence and focus its growth efforts in the major metropolitan areas throughout the United States. Internationally, the operations to be divested are primarily in countries in which the Company has a small market share and significant barriers to growth. The Company is seeking buyers for the operations to be divested and the sale process is expected to take up to 12 months. The operations that the Company plans to divest represent less than 4% of revenues.

•	Reduce the number of marginal and unprofitable operating agreements. In its remaining markets, the Company intends to improve profit margins by reducing the number of marginal and unprofitable operating agreements and focus on fewer but more profitable locations. The Company will continue its program of seeking to eliminate unprofitable leases through renegotiation, operational improvements and selective buyouts. Low-margin management agreements and leases will be targeted for renegotiation or termination.

•	Target national accounts and other market segments with high growth potential. The Company intends to place more focus on national accounts and other specialized parking market segments, including stadiums and arenas, airports, on-street and hospitality valet. Additional resources will be dedicated to these specialized markets. A senior-level manager has been named to focus on the stadium and arena market segment and a vice president for national accounts also has been named. In addition, the Company’s USA Parking subsidiary, which is focused on the high-end hospitality industry, is expanding its marketing activities outside of its traditional home base of Florida. The Company will continue its efforts to expand its share of the airport parking segment and will seek to grow its on-street business.

•	Re-emphasize the importance of client relationships in retaining and growing the management contract segment. The Company intends to re-emphasize the importance of developing and maintaining strong client relationships at the local, regional and national levels through new training initiatives and incentives with the primary goals of improving the Company’s management contract retention rates and increasing its share of the management contract business.

•	Expand the Operational Excellence initiative company-wide. Through its Operational Excellence, the Company seeks to improve revenues, margins and profits at the location level. The Company intends to dedicate additional resources to its Operational Excellence initiative to expand its operational audit and training programs and add Operational Excellence managers in several key markets.

•	Increase investment in technology to reduce costs and improve operational efficiencies. The Company plans to deploy additional technology at the lot level, including automated pay stations and other revenue collection technology. In addition, the Company will continue to automate more field and corporate accounting processes. Management believes this investment will streamline payment processing, improve timeliness of reporting and drive operational efficiencies. In addition, management believes that the Company’s application of technology to its operations represents a competitive advantage over smaller operators with more limited resources.

•	Continue to pursue opportunistic sales of real estate. The Company plans to continue its previously announced strategy of pursuing opportunistic sales of real estate in situations where the Company can achieve a purchase price that represents a substantial multiple to earnings. The Company has acquired a significant portfolio of real estate properties. In certain situations, some of these properties have increased in value significantly such that the best use for the property is something other than parking. In these situations, the Company will consider selling the property for development. During fiscal year 2005, the Company sold 10 properties for a total of $81.5 million and anticipates additional sales during next fiscal year.
     The new strategic plan is designed to capitalize on Central Parking’s brand, experience and relationships to grow the profits of the Company. Implementation of the plan is expected to take approximately twelve months.
Operating Strategy
     In addition to the strategic plan described above, Central Parking seeks to increase the revenues and profitability of its parking facilities through a variety of operating strategies, including the following:
     Manage Costs
     To provide competitively priced services, the Company must contain costs. Managers analyze staffing and cost control issues, and each is tracked on a monthly basis to determine whether financial results are within budgeted ranges. Because of the substantial performance-based components of their compensation, managers at the city level and above are motivated to contain the costs of their operations.
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
     Empower Local Managers; Provide Corporate Support
     The Company’s strategy is to establish a successful balance between centralized and decentralized management. Because its business is dependent, to some extent, on relationships with clients, Central Parking provides its managers with a significant degree of autonomy in order to encourage prompt and effective responses to local market demands. In conjunction with this local operational authority, the Company provides, through its corporate office, services that may not be readily available to independent operators such as management support, human resources management, marketing and business expertise, training, and financial and information systems. Services performed primarily at the corporate level include billing, quality improvement oversight, accounts payable, financial and accounting functions, human resources, legal services, policy and procedure development, systems design, real estate management and corporate acquisitions and development.
     The Company’s operations are managed based on segments administered by executive vice presidents and senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. See Note 17 to the Consolidated Financial Statements for financial information regarding the Company’s business segments.
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

     Offer Ancillary Services
     Central Parking provides services that are complementary to parking facility management. These services include consulting services (parking facility design, layout and utilization); on-street parking fee collection and enforcement services; shuttle bus and van services; and, accounts receivable billing systems and services. These ancillary services did not constitute a significant portion of Central Parking’s revenues in fiscal year 2005, but management believes that the provision of ancillary services can be important in obtaining new business and preparing the Company for future changes in the parking industry.
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
     The Company seeks to distinguish itself from its competitors by combining a reputation for professionalism and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company’s clients include some of the nation’s largest owners, developers and managers of mixed-use projects, office buildings and hotels as well as municipalities and other governmental agencies and airport authorities. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), Houston Airport, Detroit Airport, Strategic Rail Authority Parking (London), the Prudential Center (Boston), Turner Field (Atlanta), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, Faison Associates, May Department Stores, Trizec Office Properties, Jones Lang LaSalle, Millenium Partners, Shorenstein and Crescent Real Estate. None of these clients accounted for more than 5% of the Company’s total revenues for fiscal year 2005.
Acquisitions
     The Company’s acquisition strategy is very selective and focuses primarily on acquisitions that the Company believes will enable it to become a more efficient and cost-effective provider in selected markets. The strategy also focuses on businesses that have the potential to enhance future cash flows and can be acquired at reasonable valuations. Central Parking believes it has the opportunity to recognize certain economies of scale by making acquisitions in markets where the Company already has a presence. Management believes acquisitions also can be an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel. The Company acquired Sterling Parking LTD in May 2003. No acquisitions were completed in 2004 or 2005. See Note 2 to the Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     National
     At the national level, Central Parking’s marketing efforts are undertaken primarily by upper-level management, which targets developers, governmental entities, the hospitality industry, mixed-use projects, and medical facilities. These efforts are directed at operations that generally have national name recognition, substantial demand for parking related services, and the potential for nationwide growth. For example, Central Parking’s current clients include, among other national real estate companies and hotel chains, Millennium Partners, Faison Associates, Shorenstein, May Department Stores, Crescent Real Estate, Trizec Office Properties, Jones Lang LaSalle, Westin Hotels, Ritz Carlton Hotels and Hyatt Hotels. Management believes that providing high-quality, efficient services to such companies can lead to additional opportunities as those clients expand their operations. Management believes outsourcing by parking facility owners will continue to be a source for additional facilities, and management believes the Company’s global presence, experience and reputation with large real estate asset managers give it a competitive advantage in this area.
     International
     Central Parking’s international operations began in the early 1990’s with the formation of an international division. The Company generally has entered foreign markets either through consulting projects or by forming joint ventures with established local entities. Consulting projects allow Central Parking to establish a presence and evaluate the prospects for growth in a given market without investing a significant amount of capital. Likewise, forming joint ventures with local partners allows Central Parking to enter new foreign markets with reduced operating and investment risks.
     Operations in London began in 1991 with a single consulting agreement and, as of September 30, 2005, had grown to 105 locations in the United Kingdom including four airports, eight rail operating companies and parking meter enforcement and ticketing services for thirteen local governments that have privatized these services. Central Parking began expansion into Mexico in July 1994 by forming a joint venture with G. Accion, (formerly Fondo Opcion), an established Mexican developer, and as of September 30, 2005, operated 127 facilities in Mexico. In September 2005, the Company entered into a letter of intent to sell its 50% interest in its joint venture company in Mexico to its partner. The letter of intent is subject to the negotiation and execution of a definitive agreement and there can be no assurance that the transaction will be completed. As of September 30, 2005, Central Parking also operated 134 facilities in Canada, 5 facilities in Spain, 10 in Poland, 27 in Chile, 4 in Venezuela, 18 in Colombia, 12 in Peru, 2 in Switzerland, 7 in the Republic of Ireland, and 8 in Greece. The Company also operates on-street parking services in the United Kingdom, Germany and the Republic of Ireland. In 1996, Central Parking acquired a 50% equity interest in a joint venture, which operated 19 facilities in Germany as of September 30, 2005. To manage its international expansion efforts, the Company has allocated responsibilities for international operations to the President of International Operations.
Operating Arrangements
     Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

	September 30,
	2005	2004	2003
Managed	1,671	1,615	1,714
Leased	1,548	1,626	1,798
Owned	180	192	205

Total	3,399	3,433	3,717

     See Item 2. “Properties” for certain information regarding the Company’s managed, leased and owned facilities. The general terms and benefits of these types of arrangements are discussed below. Financial information regarding these types of arrangements is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

     Leases
     The Company’s leases generally require the payment of a fixed amount of rent, regardless of the amount of revenues or profitability generated by the parking facility. In addition, many leases also require the payment of a percentage of gross revenues above specified threshold levels. In general, leased facilities require a longer commitment, a larger capital investment for the Company, and represent a greater risk than managed facilities due to the relatively fixed nature of expenses. However, leased facilities often provide a greater opportunity for long-term growth in revenues and profits. The cost of parking includes rent, payroll and related benefits, depreciation, maintenance, insurance, and general operating expenses. Under its leases, the Company is typically responsible for all facets of the parking operations, including pricing, utilities, and routine maintenance. In short to medium term leases, the Company is generally not responsible for structural, mechanical or electrical maintenance or repairs, or property taxes. However, the Company does often have these responsibilities in longer-term leases. Lease arrangements are typically for terms of three to twenty years, and generally provide for increases in base rent that are either pre-determined and recognized on a straight-line basis or have contingent payments based on changes in indices, such as the Consumer Price Index, and are recognized when incurred.
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
     Joint Ventures
     The Company historically has sought joint venture partners who are established local or regional real estate developers. Joint ventures typically involve a 50% interest in a development where the parking facility is a part of a larger multi-use project, allowing the Company’s joint venture partners to benefit from a capital infusion to the project. Joint ventures offer the revenue growth potential of owned lots with lower capital requirements. The Company has interests in joint ventures that own or operate parking facilities located in the United States as well as several other countries.
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
Seasonality
     The Company’s business is subject to a modest amount of seasonality. Historically, the Company’s results have been higher during the quarters that end on December 31 and June 30. The Company attributes the relative lower results of the quarters that end on March 31 and September 30 to, among other factors, winter weather and summer vacations. There can be no assurance that this trend will continue in future years. For further discussion of this issue see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Employees
     As of September 30, 2005, the Company employed 23,957 individuals, including 18,000 full-time and 5,957 part-time employees. Approximately 4,801 U. S. employees are represented by labor unions. Various union locals represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company’s employees are represented by labor unions include Washington, D.C., Miami, Detroit, Philadelphia, San Francisco, Jersey City, Newark, Atlantic City, Pittsburgh, Los Angeles, St. Louis, Columbus, Chicago and San Juan, Puerto Rico. The Company frequently is engaged in collective bargaining negotiations with various union locals. The Company’s employees in Pittsburgh (approximately 20 employees) currently are on strike but the Company has not experienced any significant labor strikes. Management believes that the Company’s employee relations are good.
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

Item 1A. Risk Factors
     You should carefully consider the following specific risk factors as well as the other information contained or incorporated by reference in this report, as these are important factors, among others, that could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.
     Our financial performance is sensitive to changes in economic conditions that may impact employment and consumer spending and commercial office occupancy.
     The most recent general economic slowdown in the United States adversely affected employment levels, consumer spending and commercial office occupancy, which, in turn, reduced the demand for parking. The reduced demand for parking negatively impacted our revenues and net income. Future economic conditions affecting disposable consumer income, employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, are also likely to adversely affect our business.
     Our concentration of operations in the Northeastern and Mid-Atlantic regions of the United States, particularly in New York City, increases the risk of negative financial fluctuations due to events or factors that affect these areas.
     Our operations in the Northeastern and Mid-Atlantic regions of the United States, which includes the cities of New York, Newark, Boston, Philadelphia, Pittsburgh, Baltimore and Washington, D.C. generated approximately 43.5% of our total revenues (excluding reimbursement of management contract expenses) in fiscal year 2005. Revenues from our operations in New York City and surrounding areas accounted for approximately 26.2% of our total revenues (excluding reimbursement of management expenses) in fiscal 2005. The concentration of operations in these areas increases the risk that local or regional events or factors that affect these cities or regions such as severe winter weather, labor strikes, changes in local or state laws and regulations, economic conditions or acts of terrorism, can have a disproportionate impact on our operating results and financial condition.
      We have found material weaknesses in our internal controls that require remediation and concluded, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, that our internal controls over financial reporting at September 30, 2005 were not effective.
      As we disclose in Part II, Item 9A, “Controls and Procedures” of this Form 10-K, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2005. While we are taking immediate steps to correct our internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until the new and improved internal controls operate for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively. Pending the successful completion of such testing, we will perform mitigating procedures relating to our internal control weaknesses.
      Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.
     Changes in the insurance marketplace, including significantly higher premiums, higher deductibles and coverage restrictions and increased claims costs, have negatively impacted our net income in recent years and could have a material adverse effect on our results of operations and financial condition in the future.
     We purchase insurance covering certain types of claims that occur at parking facilities we own, lease or manage. In addition, we purchase worker’s compensation, group health, director’s and officer’s liability and certain other insurance coverages. Due to changes in the insurance marketplace, we have experienced in recent years a substantial increase in the premiums we pay for most types of insurance coverage and an increase in the deductibles relating to such coverage. We also have experienced an increase in certain claims costs, including worker’s compensation, liability and group health. In addition, coverages of certain types of risk, such as terrorism coverage, have been significantly restricted or are no longer available at a reasonable cost. The changes in the insurance marketplace, including increased premium and claims costs, higher deductibles and coverage restrictions, have negatively impacted our earnings in recent years and could have a material adverse effect on our results of operations and financial condition in the future.
     Acts of terrorism, such as the September 11, 2001 attacks, can have a significant adverse affect on our results of operations and financial condition.
     We estimate that the terrorist attacks on September 11, 2001 reduced our revenues in the fourth quarter of fiscal year 2001 by approximately $5 million and approximately $10 million in the first half of fiscal year 2002. Not only did the attack cause physical damage to some of the parking facilities operated by us, but the reduction in the number of commuters parking in the areas affected, reduction in tourists and local consumers traveling to the area as well as the broader reduction in airplane travel and lower attendance at sporting events, concerts and other venues, also impacted our operations adversely. The closing of streets in the vicinity of the World Trade Center and other areas of New York City and the imposition of certain restrictions on traffic and other security measures in New York City and at the nation’s airports also had a negative impact on our operations. Our operations are concentrated heavily in the downtown areas of major U.S. cities and some are located near landmarks or other sites that have been mentioned as potential targets of terrorists. In addition, we manage the parking operations at approximately 30 airports. Additional terrorist attacks or the imposition of additional security measures, particularly in New York, Washington, D.C. or other major cities in which we have a significant presence, or at airports, could have a material adverse effect on our results of operations and financial condition.
     The offer or sale of a substantial amount of our common stock by significant shareholders could have an adverse impact on the market price of our common stock.
     In February 2001, we filed a registration statement on Form S-3 covering 7,381,618 shares of our common stock held by certain shareholders. These shares were registered pursuant to registration rights previously granted to these shareholders. Although we believe a significant portion of these shares has been sold, these shareholders may sell any remaining shares that were registered on any stock exchange, market or trading facility on which the shares are traded, or in private transactions. Other substantial shareholders, including the Chairman of Central Parking, Monroe Carell, Jr., the Carell Children’s Trust, and other family members and related entities (the “Carell Family”), are permitted to sell significant amounts of our common stock under Rule 144 and other exemptions from registration under the federal securities laws. In addition, the Carell Family has certain rights to register substantially all of the shares held by the family and related entities. The offer or sale of substantial amounts of our common stock by these or other significant shareholders, particularly if such offers or sales occur simultaneously or relatively close in time, could have a significant negative impact on our stock’s market price.
     We are dependent on the continued availability of capital to support our business.
     We have significant working capital requirements, including but not limited to, repair and maintenance obligations for many of our parking facilities. We are dependant on the cash generated from our operations and Credit Facility to meet our working capital requirements. The Credit Facility contains covenants including those that require us to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. Our inability to meet debt covenants and debt service payments under the Credit Facility would have a material adverse effect on us.
     We are subject to interest rate risk.
     We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2005, was 185 basis points. The amount outstanding under our Credit Facility was $81.5 million with a weighted average interest rate of 4.4% as of September 30, 2005. We have reduced a portion of our interest rate risk by executing two interest rate swap transactions whereby we have fixed $87.5 million of floating rate debt. The term loan is required to be repaid in quarterly payments of $0.2 million through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. An increase (decrease) in LIBOR of 1% would result in no increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 and the Credit Facility, which was all floating interest, was $81.5 million on September 30, 2005. We expect to pay both quarterly principle amortization and monthly interest payments out of operating cash flow.
     Our large number of leased and owned facilities increases the risk that we may become unprofitable and that we may not be able to cover the fixed costs of our leased and owned facilities.
     We leased or owned 1,728 facilities as of September 30, 2005. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in the economy, property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments that must be made regardless of the revenues or profitability of the facility. In particular, it is difficult to forecast revenues of newly constructed parking facilities because these facilities do not have an operating history. Start-up costs, the length of the break –in period during which parking demand is built and economic conditions at the time the facility is opened, are very difficult to predict at the time the lease is executed (and the base rent is agreed upon), which is often two or more years prior to the opening of the facility.
     In the case of owned facilities, there are the normal risks of ownership and costs of capital. In addition, operating expenses for both leased and owned facilities are borne by us and are not passed through to the owner, as is the case with management contracts. In the case of owned facilities and generally in the case of longer-term leased facilities, we also are responsible for property taxes and all maintenance and repair costs, including structural, mechanical and systems repairs. Performance of our parking facilities depends, in part, on our ability to negotiate favorable contract terms and control operating expenses, economic conditions prevailing generally and in areas where parking facilities are located, the nature and extent of competitive parking facilities in the area, weather conditions and the real estate market.
     An increase in government regulation or taxation could have a negative effect on our profitability.
     Our business is subject to numerous federal, state and local laws and regulations, and in some cases, municipal and state authorities directly regulate parking facilities. In addition, many cities impose a substantial tax or surcharge on parking services, which generally range from 10% to 50%. Substantial increases in the tax or surcharge on parking such as occurred in recent years in Pittsburgh and Miami can have a significant negative effect on profitability in a given city. The profitability of our business is also affected by increases in property taxes because the Company is responsible for paying property taxes on its owned properties and on many of its leased facilities. Several state and local laws have been passed in recent years that are designed to encourage car-pooling or the use of mass transit or impose certain restrictions on automobile usage. An example is the restrictions imposed by the City of New York in the wake of the September 11 terrorist attacks, which included street closures and a requirement for passenger cars entering certain bridges and tunnels to have more than one occupant during the morning rush hour. We also are subject to federal, state and local employment and labor laws and regulations, and several cities in which we have operations either have adopted or are considering the adoption of so-called “living wage” ordinances. The adoption of such laws and regulations, the imposition of additional parking taxes or surcharges and increases in property and other taxes could adversely impact our profitability.
     The sureties for our performance bond program may increase rates and require additional collateral to issue or renew performance bonds in support of certain contracts.
     Under substantially all of our contracts with municipalities and government entities and airports, we are required to provide a performance bond to support our obligations under the contract. We are also required to provide performance bonds under certain leases and other contracts with non-governmental entities. Due to our financial results in recent years and the financial state of the surety bond industry, the sureties for our performance bond program have increased our rates and have required us to collateralize a greater percentage of our performance bonds with letters of credit. As a result, our working capital needs have increased and our borrowing capacity has decreased since letters of credit used by us to collateralize surety bonds reduces the availability of funds under our Credit Facility. Although we believe our performance bond program is adequate for its present needs, if we are unable to provide sufficient collateral in the future, our sureties may not issue or renew performance bonds to support our obligations under certain contracts.
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
     We provide liability, medical and worker’s compensation insurance coverage. We are obligated to pay for each loss incurred up to the amount of a deductible specified in our insurance policies. Our financial statements reflect our anticipated costs based upon loss experience and guidance and evaluation we have received from third party insurance professionals, such as actuaries. There can be no assurance, however, that the ultimate amount of such costs will not exceed the amounts presently accrued, in which case we would need to increase accruals and pay additional expenses.
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
     We operate in the United Kingdom, Germany, the Republic of Ireland and other countries. For the year ended September 30, 2005, revenues from foreign operations represented 4.1% of our total revenue, excluding reimbursement of management contract expenses. Our United Kingdom operations accounted for 9.0% of total revenues from foreign operations, excluding reimbursement of management contract expense and excluding earnings from joint ventures. We receive revenues and incur expenses in various foreign currencies in connection with our foreign operations and, as a result, we are subject to currency exchange rate fluctuations. We intend to continue to invest in certain foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. We believe we have currently limited exposure to foreign currency risk and do not have a foreign currency hedging program.
     In connection with ownership or operation of parking facilities, we may be liable for environmental problems.
     Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws typically impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that a material environmental claim will not be asserted against us or against our owned or operated parking facilities. The cost of defending against claims of liability, or of remediating a contaminated property, could have a negative effect on our business and financial results.

     If we cannot maintain positive relationships with labor unions representing our employees, a work stoppage may adversely affect our business.
     Approximately 4,801 employees are represented by labor unions. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under these labor union contracts, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for its short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business and financial results.
     The failure to successfully integrate future acquisitions could have a negative impact on our business and the market price of its common stock.
     We completed the acquisition of Sterling LTD in fiscal year 2003 and may seek additional acquisition opportunities on a selective basis in the future. We can give no assurance that any acquired facility or company will be successfully integrated into our operations. Also, because of the purchase price paid by us or because of the performance of acquired operations after such acquisitions, there can be no assurance that the results of the acquired operations will not be dilutive to our per share earnings. Any acquisition contemplated or completed by us may result in adverse short-term effects on our reported operating results, divert management’s attention, introduce difficulties in retaining, hiring and training key personnel, and introduce risks associated with unanticipated problems or legal liabilities, some or all of which could have a negative effect on our business and financial results.
Item 2. Properties
     The Company’s facilities, as of September 30, 2005, are organized into 8 segments which are subdivided into 23 regions as detailed below. Each region is supervised by a regional manager who reports directly to one of the executive vice presidents or senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company’s operations in a particular city. The following table summarizes certain information regarding the Company’s operating locations as of September 30, 2005:

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces
Segment 1
Los Angeles	Los Angeles, Orange County, San Diego, Burbank Airport	117	50	63	4	37,568	2.40%
San Francisco	San Francisco, Oakland, Sacramento	88	51	37	0	23,981	1.53%
Seattle	Salt Lake City, Seattle, Vancouver	76	30	46	0	14,461	0.92%
Denver	Denver, Phoenix, Albuquerque, El Paso	175	71	93	11	52,343	3.35%

	Total Segment 1	456	202	239	15	128,353	8.20%

Segment 2
Boston	Boston, Hartford, Manchester, Providence	137	68	63	6	96,465	6.17%
New York	New Jersey, New York City, Beacon, Stamford	425	210	204	11	167,239	10.69%
Philadelphia	Philadelphia, Harrisburg Airport	76	31	40	5	50,104	3.20%

	Total Segment 2	638	309	307	22	313,808	20.06%

Segment 3
USA Parking		102	84	16	2	54,283	3.47%

	Total Segment 3	102	84	16	2	54,283	3.47%

Segment 4
Mexico	Mexico	127	77	50	0	74,081	4.74%
South America	Chile, Venezuela, Colombia, Peru, San Juan	87	53	34	0	30,940	1.98%
Europe	United Kingdom, Ireland, Spain, Poland, Greece, Switzerland, Germany	156	125	31	0	171,655	10.97%

	Total Segment 4	370	255	115	0	276,676	17.69%

Segment 5
Nashville	Nashville	96	34	51	11	50,980	3.26%

	Total Segment 5	96	34	51	11	50,980	3.26%

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces
Segment 6
Cincinnati	Indianapolis, Louisville, Lexington, Boone Co. Airport, Cincinnati, Columbus, Cleveland, Columbus Airport	155	55	83	17	59,914	3.83%
Canada	Detroit, Detroit Airport, Toronto, Ottawa, Montreal, Calgary, Toronto Pearson Airport	117	85	30	2	103,683	6.63%
Chicago	Chicago, Chicago Parking LLC, Minneapolis, Milwaukee, Gen. Mitchell Airport	145	53	81	11	60,399	3.86%
St. Louis	St. Louis, Kansas City, St. Louis Airport, Omaha, Memphis, Little Rock	175	65	98	12	51,208	3.27%

	Total Segment 6	592	258	292	42	275,204	17.59%

Segment 7
Washington, DC	Washington, DC, Washington Dulles Airport, Baltimore, Richmond, Roanoke, Lynchburg (VA), Roanoke Airport, Richmond Airport	242	112	115	15	100,343	6.41%
Upper New York	Rochester, Buffalo, Binghamton, Syracuse, Pittsburgh, Wilkes-Barre, Charleston, WV	120	50	54	16	37,477	2.40%

	Total Segment 7	362	162	169	31	137,820	8.81%

Segment 8
Florida	Jacksonville, Tampa, Orlando	83	51	31	1	41,444	2.65%
Atlanta	Atlanta, Miami	116	65	42	9	56,172	3.59%
New Orleans	Mobile, New Orleans, Baton Rouge, New Orleans Airport, Jackson	129	46	78	5	40,424	2.58%
Houston	Houston, Houston Airport, Oklahoma City, Tulsa, Dallas, Austin, Dallas-FT Worth Airport, San Antonio, Ft. Worth	292	123	134	35	136,660	8.74%
Charlotte	Birmingham, Charlotte, Columbia, Charleston, SC, Knoxville, Chattanooga	163	82	74	7	52,532	3.36%

	Total Segment 8	783	367	359	57	327,232	20.92%

Total		3,399	1,671	1,548	180	1,564,356	100.00%

     The Company’s facilities include both surface lots and structured parking facilities (garages). Approximately 18% of the Company’s owned parking properties are in structured parking facilities, with the remainder in surface lots. Each year the Company expends significant funds to repair and maintain parking facilities. Management believes the Company’s owned facilities generally are in good condition and are adequate for its present needs.
A summary of the facilities operated domestically and internationally by Central Parking as of September 30, 2005 is as follows:

						Percent
	Managed	Leased	Owned	Total	Spaces	of Total
Total U.S. and Puerto Rico	1,372	1,371	178	2,921	1,265,943	80.93%

United Kingdom	98	7	0	105	124,702	7.97%
Mexico (1)	77	50	0	127	74,081	4.73%
Canada	62	70	2	134	32,796	2.10%
Venezuela (1)	3	1	0	4	3,783	0.24%
Germany (1)	6	13	0	19	25,300	1.62%
Chile	15	12	0	27	7,806	0.50%
Greece (1)	7	1	0	8	7,445	0.48%
Peru (1)	11	1	0	12	5,555	0.35%
Spain	1	4	0	5	1,573	0.10%
Poland (1)	5	5	0	10	1,867	0.12%
Colombia(1)	6	12	0	18	2,737	0.17%
Ireland	7	0	0	7	10,443	0.67%
Switzerland	1	1	0	2	325	0.02%

Total foreign	299	177	2	478	298,413	19.07%

Total facilities	1,671	1,548	180	3,399	1,564,356	100.00%

(1)	Operated through unconsolidated 50% owned joint ventures

The table below sets forth certain information regarding the Company’s managed, leased and owned facilities in the periods indicated.

	Year Ended September 30,
	2005	2004	2003
Managed Facilities:
Beginning of year	1,615	1,714	1,762

Acquired or merged during year	—	—	9
Added during year	354	225	236
Consolidated during year	(52)	(18)	(44)
Deleted during year	(246)	(306)	(249)

End of year	1,671	1,615	1,714

Renewal Rate (1)	87.6%	84.2%	87.5%
Leased Facilities:
Beginning of year	1,626	1,798	1,886

Acquired or merged during year	—	—	9
Added during year	159	108	164
Consolidated during year	(18)	(59)	(33)
Deleted during year	(219)	(221)	(228)

End of year	1,548	1,626	1,798

Owned Facilities (2):
Beginning of year	192	205	214

Purchased during year	2	2	9
Sold during year	(14)	(15)	(18)

End of year	180	192	205

Total facilities (end of year)	3,399	3,433	3,717

Net increase(reduction) in number of facilities:
Managed	3.5%	(5.8)%	(2.7)%
Leased	(4.8)%	(9.6)%	(4.7)%
Owned	(6.3)%	(6.3)%	(4.2)%
Total facilities	(1.0)%	(7.6)%	(3.8)%

(1)	The renewal rate calculation is 100% minus deleted locations divided by the sum of the beginning of the year, acquired and added during the year for management locations.

(2)	Includes the Company’s corporate headquarters in Nashville, Tennessee.
Item 3. Legal Proceedings
     The ownership of property and provision of services to the public entails an inherent risk of liability. Although the Company is engaged in routine litigation incidental to its business, there is no legal proceeding to which the Company is a party which, in the opinion of management, is likely to have a material adverse effect upon the Company’s financial condition, results of operations, or liquidity. The Company carries liability insurance against certain types of claims such as bodily injury that management believes meets industry standards; however, there can be no assurance that any legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company’s financial condition, liquidity or results of operations.
     In June and July 2003, four stockholders filed separate lawsuits against the Company, two former CEO’s, and a former CFO and its current Chairman in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. By order dated December 10, 2003, the Court consolidated the cases under the name, In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also sought to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s

Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. On January 27, 2005, the Company announced that an agreement in principle had been reached to settle the lawsuit. Under the agreement in principle, the Company’s primary liability insurance carrier agreed to fully fund a $4.9 million payment to be used to provide all benefits to shareholder class members and their counsel, and to cover related notice and administrative costs. A definitive settlement agreement was executed and, on April 8, 2005, the court entered an order granting preliminary approval of the negotiated settlement. Notice of the proposed settlement was mailed to all class members. The final hearing on the proposed settlement was held on June 10, 2005 and the settlement was approved on that date. The deadline for filing an appeal of the settlement was July 11, 2005. The settlement has been consummated, and this action is concluded.
     On December 23, 2005, the Company entered into a settlement agreement with Rotala PLC, the Flights Group companies, Stuart Lawrenson, Paul Churchman and Michael Tackley resolving the Company’s claims arising from certain actions taken by former employees of the Company in the United Kingdom. The key terms of the settlement include: (1) 46,666,667 shares of Rotala stock indirectly owned by Lawrenson will be sold through a private placement anticipated to close in the first quarter of 2006, with the proceeds of such sale to be paid to the Company; (2) Rotala will issue promissory notes to the Company with a value of L800,000 payable in annual installments between December 31, 2006, and December 31, 2010; (3) in addition to amounts already received from Rotala for goods and services benefiting the Flights Group, Rotala will pay an additional L270,000 to the Company upon completion of a previously announced fundraising, (4) Rotala will grant to the Company a warrant to purchase 15,000,000 ordinary shares of Rotala stock at an exercise price of 1.5 pence per share, exercisable for a five year period; A(5) Stuart Lawrenson is obligated to pay to the Company L70,000 within fourteen days and to pay an additional L60,000 within a year, and (6) Paul Churchman and Michael Tackley are each obligated pay L10,000 to the Company within ninety days. Once the conditions of this settlement have been met, all claims between the parties will be released.
Item 4. Submission of Matters to a Vote of Security-Holders
     No matter was submitted to a vote of the Company’s security-holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) The Registrant’s common stock is listed on the NYSE under the symbol “CPC.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported by the NYSE.

	High	Low
FISCAL YEAR 2005
First Quarter	$15.72	$12.55
Second Quarter	18.37	13.72
Third Quarter	17.76	13.21
Fourth Quarter	16.33	13.79
Twelve months	18.37	12.55

FISCAL YEAR 2004
First Quarter	$15.32	$11.27
Second Quarter	21.70	14.88
Third Quarter	21.26	17.18
Fourth Quarter	19.85	13.20
Twelve months	21.70	11.27
     (b) There were, as of September 30, 2005, approximately 5,650 holders of the Company’s common stock, based on the number of record holders of the Company’s common stock and an estimate of the number of individual participants represented by security position listings.
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
     (d) The following table is for the presentation of securities authorized for issuance under equity compensation plans as of September 30, 2005.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted-average	available for future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securities holders	4,453,206	$17.86	2,151,807

Equity compensation plans not approved by securities holders	—	—	—

Total	4,453,206	$17.86	2,151,807

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
Amounts in thousands, except share and employee data

	Year Ended September 30,					2005 vs. 2004
	2005	2004	2003	2002	2001	Increase (Decrease)
		(5)	(5)	(5)	(5)
STATEMENT OF OPERATIONS DATA:
Revenues:
Parking	$550,782	$572,878	$575,969	$565,497	$571,019	$(22,096)	(3.9)%
Management contract and other	118,611	124,672	117,428	115,484	97,663	(6,061)	(4.9)

	669,393	697,550	693,397	680,981	668,682	(28,157)	(4.0)
Reimbursement of management contract expenses	464,423	418,565	418,058	390,306	373,413	45,858	11.0

Total revenues	1,133,816	1,116,115	1,111,455	1,071,287	1,042,095	17,701	1.6
Expenses:
Total before reimbursed management contract expenses	648,722	651,450	687,167	619,480	605,943	(2,728)	(0.4)
Reimbursed management contract expenses	464,423	418,565	418,058	390,306	373,413	45,858	11.0
Property-related gains (losses), net	53,570	7,654	(7,560)	(4,329)	(7,024)	45,916	599.9
Impairment of goodwill	(454)	—	—	—	—	(454)	—

Operating earnings (losses)	73,787	53,754	(1,330)	57,172	55,715	20,033	37.3
Percentage of operating earnings (losses) to total revenues, excluding reimbursement of management contract expenses	11.0%	7.7%	(0.2)%	8.4%	8.3%
Interest expense, net	(13,203)	(15,593)	(17,164)	(10,147)	(16,989)	2,390	15.3
Gain on repurchase of subordinated convertible debentures	—	—	—	9,245	—	—	—
Gain on sale of non-operating assets	—	—	3,279	—	—	—	—
Gain on derivative instruments	3,006	—	—	—	—	3,006	—
Equity in partnership and joint venture (losses) earnings	(474)	(2,984)	2,212	2,702	3,151	2,510	84.1

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	63,116	35,177	(13,003)	58,972	41,877	27,939	79.4
Minority interest	(1,331)	(2,999)	(4,052)	(4,765)	(3,502)	1,668	55.6

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting changes	61,785	32,178	(17,055)	54,207	38,375	29,607	92.0
Income tax (expense) benefit	(27,969)	(13,776)	6,903	(17,689)	(16,217)	(14,193)	(103.0)
Income tax percentage of earnings (loss) from continuing operations before income taxes and cumulative effect of accounting changes	45.3%	42.8%	40.5%	32.6%	42.3%	N/A	N/A
Cumulative effect of accounting changes, net of tax (1)	—	—	—	(9,341)	(259)	—	NM

Earnings (loss) from continuing operations	33,816	18,402	(10,152)	27,177	21,899	15,414	83.8

Discontinued operations, net of tax	(19,546)	(1,409)	5,625	6,591	3,954	(18,137)	(1,287.2)

Net earnings (loss)	$14,270	$16,993	$(4,527)	$33,768	$25,853	$(2,723)	(16.0)

Percentage of net earnings (loss) to total revenues, excluding reimbursement of management contract expenses	2.1%	2.4%	(0.7)%	5.0%	3.9%

	Year Ended September 30,					2005 vs. 2004
	2005	2004	2003	2002	2001	Increase (Decrease)
		(5)	(5)	(5)	(5)
PER SHARE DATA:
Earnings (loss) from continuing operations before cumulative effect of accounting changes – basic	$0.92	$0.51	$(0.32)	$1.02	$0.62	$0.41	80.4%
Cumulative effect of accounting changes, net of tax	—	—	—	(0.26)	(0.01)	—	—
Discontinued operations, net of tax	(0.53)	(0.04)	0.19	0.18	0.11	(0.49)	(1,225.0)

Net earnings (loss) – basic	$0.39	$0.47	$(0.13)	$0.94	$0.72	$(0.08)	(17.0)

Earnings (loss) from continuing operations before cumulative effect of accounting changes – diluted	$0.92	$0.51	$(0.32)	$1.01	$0.62	$0.41	80.4%
Cumulative effect of accounting changes, net of tax	—	—	—	(0.26)	(0.01)	—	—
Discontinued operations, net of tax	(0.53)	(0.04)	0.19	0.18	0.11	(0.49)	(1,225.0)

Net earnings (loss) –diluted	$0.39	$0.47	$(0.13)	$0.93	$0.72	$(0.08)	(17.0)

Basic weighted average common shares outstanding	36,626	36,346	36,034	35,849	35,803	280	0.8%
Diluted weighted average common shares outstanding	36,762	36,555	36,034	36,211	36,015	207	0.6%
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06
Net book value per common share outstanding at September 30	$12.30	$11.89	$11.56	$11.57	$10.63

	As of September 30,					2005 vs 2004
	2005	2004	2003	2002	2001	Increase (Decrease)
BALANCE SHEET DATA:
Cash and cash equivalents	$26,055	$27,628	$31,572	$33,498	$41,849	$(1,573)	(5.7)%
Working capital	5,476	(54,759)	11,882	(92,805)	(79,251)	60,235	110.0
Goodwill	232,443	232,562	230,312	242,141	250,630	(119)	(0.1)
Total assets	867,814	929,628	1,001,177	998,884	986,881	(61,814)	(6.6)
Long-term debt and capital lease obligations, less current portion	98,212	159,188	266,961	207,098	208,885	(60,976)	(38.3)
Subordinated convertible debentures	78,085	78,085	78,085	78,085	110,000	—	—
Shareholders’ equity	452,061	435,033	416,526	415,804	381,446	17,028	3.9

	Year Ended September 30,					2005 vs. 2004
	2005	2004	2003	2002	2001	Increase (Decrease)
OTHER DATA:
Depreciation and amortization	$29,497	$32,635	$35,173	$34,500	$44,263	$(3,138)	(9.6)%
Employees (2)	23,957	22,537	21,187	18,100	18,800	1,420	6.3
Number of shareholders (2)	5,650	6,862	8,400	7,100	6,500	(1,212)	(17.7)
Market capitalization (in millions) (3)	$550,000	$484,000	$443,000	$724,000	$501,000	$66,000	13.6
Return on average equity (4)	3.2%	4.0%	(1.1)%	8.5%	6.9%

(1)	Reflects the Company’s adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 142 for the transitional impairment of goodwill of $9.3 million, net of tax of $28 thousand. Reflects the Company’s adoption in 2001 of Staff Accounting Bulletin (SAB) 101 related to revenue recognition of $259 thousand, net of tax of $171 thousand.

(2)	Reflects information as of September 30 of the respective fiscal year.

(3)	Based on number of shares outstanding and closing market price as of September 30.

(4)	Reflects return on equity calculated using fiscal year net earnings (loss) divided by average shareholders’ equity for the fiscal year.

(5)	The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in fiscal year 2005 as well as the locations designated as held-for-sale during fiscal year 2005 but not yet sold, as discontinued operations net of related income taxes.

NM	Not meaningful

N/A	Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Revenues from leased and owned properties are categorized in the Company’s financial statements as parking revenues. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation, maintenance, insurance and general operating expenses. The Company experienced a net decline in the number of leased and owned locations in 2005 of 90 locations (161 additional leased and owned locations offset by 233 lost or sold locations and 18 locations that were converted to management agreements or consolidated with existing locations). Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, benefits administration, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company experienced a net increase in the number of managed facilities in 2005 of 56 locations (354 additional managed locations offset by 298 lost locations during the year). In addition to management fees, many of the management agreements provide for the reimbursement of expenses incurred by the Company to manage the locations. The reimbursement of expenses is presented as a component of revenue and costs in accordance with EITF No. 01-14.
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Accounting estimates are an integral part of the preparation of the financial statements and the financial reporting process and are based upon current judgments. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Certain accounting policies and estimates are particularly sensitive because of their complexity and the possibility that future events affecting them may differ materially from the Company’s current judgments and estimates.
     The following listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U. S. generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements included herein for the year ended September 30, 2005, the following involve a higher degree of judgment and complexity:
     Impairment of Long-Lived Assets and Goodwill
     As of September 30, 2005, the Company’s long-lived assets were comprised primarily of $327.4 million of property, equipment and leasehold improvements and $80.1 million of contract and lease rights. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2005, the Company had $232.4 million of goodwill. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
     The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets utilizes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $6.7 million in property related losses and an additional $7.2 million in discontinued operations during the year ended September 30, 2005 as a result of certain locations that were either under performing, terminated, disposed, or prematurely closed. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. For the fiscal year ended September 30, 2004, the Company recorded $2.2 million of impairment charges related to long-lived assets in continuing operations and $2.3 million of impairment charges related to long-lived assets in discontinued operations.

     Contract and Lease Rights
     As of September 30, 2005, the Company had $80.1 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.
     Allowance for Doubtful Accounts
     As of September 30, 2005, the Company had $77.7 million of trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $10.3 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations. As of September 30, 2004, the Company had $61.6 million of trade receivables, including management accounts receivable and accounts receivable – other.
     Lease Termination Costs
     The Company has recognized lease termination costs related to disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in its financial statements. Lease termination costs related to disposal activities initiated prior to December 31, 2002, were recognized in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Lease termination costs are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, such as the settlement of a lease termination for an amount less than the amount contractually required.
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
     Income Taxes
     The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2006 and 2024. The valuation allowance was established for certain net operating loss carry forwards where their recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the

Company will be required to adjust its deferred tax valuation allowances. The valuation allowance was increased during 2005 to reflect net operating loss carry forwards in foreign operations and in certain states where management has determined that it is more likely than not that the deferred tax asset will not be realized.
Restatement
     During the fourth quarter of 2005, management of the Company became aware that certain employees in its United Kingdom operation had engaged in unauthorized related party transactions utilizing Company assets and had made improper and inaccurate accounting entries that resulted in the over accrual of revenues and understatement of expenses during the first three quarters of fiscal 2005. On September 29, 2005, the Audit Committee of the Board of Directors and senior management decided to restate the Company’s financial statements for the quarterly periods ended December 31, 2004, March 31, 2005 and June 30, 2005 to reflect the correction of these accounting errors. In addition, during the fourth quarter, the Company has reassessed its accounting for interest rate swap agreements related to its credit facility and has restated its quarterly financial statements for the first three quarters of fiscal 2005. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quarterly Results. The Company has not amended and does not intend to amend its previously filed Reports on Form 10-Q for each of the first three quarters in the year ended September 30, 2005. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should not be relied upon.
Results of Operations
     Year Ended September 30, 2005 Compared to Year Ended September 30, 2004
     Parking revenues in fiscal year 2005 decreased to $550.8 million from $572.9 million in fiscal year 2004, a decrease of $22.1 million, or 3.9%. The decrease resulted from the conversion of certain contracts from lease agreements to management agreements which totaled $14.6 million and closed locations of $33.0 million, partially offset by $16.1 million in revenues from new locations. The Company experienced an increase in same store sales of $9.5 million for fiscal year 2005 compared to fiscal year 2004.
     Management contract and other revenues (excluding reimbursement of management contract expenses) decreased in fiscal year 2005 to $118.6 million from $124.7 million in fiscal year 2004, a decrease of $6.1 million, or 4.9%. The majority of the decrease is due to a decrease of $5.8 million for lots closed during the year, a decrease in same store sales of $5.2 million, offset by new locations and other of $4.9 million.
     Cost of parking in fiscal year 2005 decreased to $504.6 million or 91.6% of parking revenues from $521.7 million or 91.1% of parking revenues in fiscal year 2004, a decrease of $17.1 million, or 3.3%. The decrease is primarily due to a decrease in payroll expense of $4.0 million, lower rent expense of $9.8 million, $2.4 million decrease in property taxes, $2.3 million decrease in depreciation expense and $1.6 million in other expenses; offset by an increase of $1.5 million liability insurance claims expense and $1.5 million increase in snow removal.
     Cost of management contracts in fiscal year 2005 increased to $60.5 million from $57.9 million in fiscal year 2004. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, was 51.0% in fiscal year 2005 compared to 46.4% in fiscal year 2004. The increase in cost was primarily caused by an increase of $2.8 million in bad debt expense, an increase in commercial and employment claims of $1.0 million and an increase of $1.2 million of liability insurance expense; offset by a $1.2 million decrease in group insurance, a decrease of $0.6 million in consulting expenses and a decrease of $0.6 million in other expenses.
     General and administrative expenses increased to $83.6 million in 2005 from $71.9 million in 2004, an increase of $11.7 million, or 16.3%. This increase is due to an increase of $1.4 million in severance expense, $3.4 million in compensation expense, and $6.9 million in professional fees and other expenses related primarily to Sarbanes-Oxley compliance efforts. General and administrative expenses increased as a percentage of total revenue (excluding reimbursement of management contract expenses) to 12.5% in 2005 from 10.3% in 2004.
     Net property-related gains for fiscal year 2005 were $53.6 million compared to $7.7 million in fiscal year 2004. The $53.6 million gain was comprised of a gain on the sale of property of $60.2 million, comprised primarily of $38.4 million on the sale of a lease in New York, $9.6 million on the sale of a property in New York, $5.7 million gain on a property in Denver, $1.9 million on a property in Seattle, $1.2 million on a property in Chicago and $3.4 million related to other miscellaneous sales. The Company incurred $6.7 million of impairments of leasehold improvements, contract rights and other intangible assets primarily related to two locations in segment two, one location in segment four, two locations in segment six, one location in segment seven and one location in segment eight. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The $7.7 million gain in 2004 was comprised of a $6.3 million gain on the sale of property in New York and $3.6 million of gains on other properties sold, which the Company plans to continue to operate. The gains on the sale of property were offset by $2.2 million of impairments of contract rights, deferred expenses and leasehold improvements related to locations which management plans to continue to operate. The loss on the impairment charges recognized in fiscal year 2005 and 2004 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds. Management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets.
     The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of a parking facility be reflected as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be reflected as discontinued operations. For fiscal year 2005, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $19.5 million. Included in discontinued operations in 2005 is $1.2 million of losses from the sale of property and $7.2 million of impairment charges related to certain properties held for sale and loss from discontinued operations of $11.1 million. The Company’s 2004 and 2003 results were reclassified to reflect the operations of these locations as discontinued operations, net of related income taxes.
     During 2005, the Company determined that $454,000 of the goodwill recorded in segment seven was impaired based on evaluation performed by a third party.
     Interest income in fiscal year 2005 decreased to $4.7 million from $4.9 million in fiscal year 2004. Interest expense decreased in fiscal year 2005 to $17.9 million from $20.5 million in fiscal year 2004 due primarily to a decrease in the average balance outstanding in 2005. The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $261.9 million during the fiscal year ended September 30, 2005, at a weighted average interest rate of 6.3% compared to a weighted average balance outstanding of $306.3 million at a weighted average rate of 5.9% during the fiscal year ended September 30, 2004. Deferred finance costs were included in the calculation of the weighted average interest rate.
     The Company recognized a $3.0 million gain on derivative instruments equal to the fair market value of both interest rate swaps at September 30, 2005 of which $1.6 million represents the correction of 2004 and 2003 gains previously recognized in accumulated other comprehensive income.
     Equity in partnership and joint venture (losses) earnings was a loss of $0.5 million in fiscal year 2005 compared to a loss of $3.0 million in fiscal year 2004. The decrease is primarily related to operating results for the Company’s 50% owned, non-consolidated affiliate in Mexico. During the second quarter of fiscal 2004, the Company’s Mexican affiliate reported to the Company that the affiliate would be taking certain impairments and losses as part of the year-end audit performed by independent auditors. As the entity is a 50% owned, non-consolidated investment, results are recorded on the equity method. The 2004 losses reported to us were mostly non-cash, and totaled $2.6 million. $1.5 million of the losses was related to the second quarter of fiscal year 2004 and $1.1 million related to prior periods. The $1.5 million quarter 2004 impact was the result of non-cash impairments, primarily related to notes receivable and other assets. The $1.1 million prior-period impact was due to corrections in the recording of equipment leases, and interest-expense accruals. Due to the immateriality of the effect on any one prior period and the second quarter of 2004, the corrections were made in the second quarter of Fiscal year 2004. During the fourth quarter of 2005, the Company reached a tentative agreement to sell its fifty percent interest in its joint venture in Mexico, for a cash payment at closing of $325,000 and a secured promissory note of approximately $3.7 million in repayment of the joint venture’s indebtedness to the Company. Based on the tentative agreement, the Company recognized a $1.7 million impairment charge on its investment in the joint venture during the fourth quarter of 2005. This transaction is subject to the negotiation and execution of a definitive agreement, and there can be no assurance that the transaction will be completed or that it will be completed on the terms described above.
     The Company’s effective income tax rate on earnings from continuing operations before income taxes was 45.3% in fiscal year 2005 compared to 42.8% in fiscal year 2004. The increase in the effective tax rate is primarily attributable to a decrease in jobs credit and the effect of an increase in the deferred income tax valuation allowance related to certain state and foreign operating losses. The Company’s effective tax rate is expected to be approximately 40.0% before discontinued operations for fiscal year 2006. See footnote 13. Income taxes for further discussion.
     Year Ended September 30, 2004 Compared to Year Ended September 30, 2003
     Parking revenues in fiscal year 2004 decreased to $572.9 million from $576.0 million in fiscal year 2003, a decrease of $3.1 million, or 0.5%. The decrease resulted from the conversion of certain contracts from lease agreements to management agreements which totaled $15.3 million, partially offset by $11.6 million in revenues from new locations. The Company experienced an increase in same store sales of $4.0 million for fiscal year 2004 compared to fiscal year 2003 for the entire Company.
     Management contract and other revenues (excluding reimbursement of management contract expenses) increased in fiscal year 2004 to $124.7 million from $117.4 million in fiscal year 2003, an increase of $7.2 million, or 6.2%. The majority of the increase is due to the conversion of certain contracts from lease arrangements to management agreements and $3.8 million of new business and increased ancillary income.

     Cost of parking in fiscal year 2004 decreased to $521.7 million or 91.1% of parking revenues from $538.2 million or 93.4% of parking revenues in fiscal year 2003, a decrease of $16.5 million, or 3.1%. The decrease is primarily due to a decrease in payroll expense of $6.9 million, lower rent expense of $4.8 million, $1.6 million decrease in depreciation expense, $1.6 million decrease in supplies, $0.7 million decrease in snow removal, $0.3 million decrease in repairs and maintenance and, $0.6 million decrease in other expenses.
     Cost of management contracts in fiscal year 2004 decreased to $57.9 million from $65.6 million in fiscal year 2003. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, was 46.4% in fiscal year 2004 compared to 55.8% in fiscal year 2003. The decrease in cost was primarily caused by a decrease of $3.9 million in bad debt expense, a decrease of $2.5 million of liability insurance expense, and $1.3 million decrease in other miscellaneous costs.
     General and administrative expenses decreased to $71.9 million in 2004 from $83.4 million in 2003, a decrease of $11.5 million, or 13.8%. This decrease is due to a reduction of $5.3 million in severance expense, $4.8 million in compensation expense, and $1.4 million in professional fees and other expenses. General and administrative expenses decreased as a percentage of total revenue (excluding reimbursement of management contract expenses) to 10.3% in 2004 from 12.0% in 2003.
     Net property-related gains for fiscal year 2004 were $7.7 million compared to losses of $7.6 million in fiscal year 2003. The $7.7 million gain was comprised of a $6.3 million gain on the sale of property in New York and $3.6 million of gains on other properties sold, which the Company plans to continue to operate. The gains on the sale of property were offset by $2.2 million of impairments of contract rights, deferred expenses and leasehold improvements related to locations which management plans to continue to operate. The $7.6 million loss in 2003 was comprised of impairments of $3.6 million of contract rights and deferred expenses and $4.0 million of leasehold improvements related to locations which management plans to continue to operate. Impairment charges recognized in fiscal year 2004 and 2003 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds. Management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets.
     For fiscal year 2004, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in loss from discontinued operations of $1.4 million. Included in discontinued operations in 2004 is $1.8 million of losses from the sale of property and $2.3 million of impairment charges related to certain properties held for sale, offset by earnings from discontinued operations of $2.6 million. The Company’s 2003 results were reclassified to reflect the operations of these locations as discontinued operations, net of related income taxes.
     Interest income in fiscal year 2004 increased to $4.9 million from $4.7 million in fiscal year 2003. Interest expense decreased in fiscal year 2004 to $20.5 million from $21.9 million in fiscal year 2003 due primarily to a decrease in the average balance outstanding in 2004. The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $306.3 million during the fiscal year ended September 30, 2004, at a weighted average interest rate of 5.9% compared to a weighted average balance outstanding of $361.0 million at a weighted average rate of 5.8% during the fiscal year ended September 30, 2003. Deferred finance costs were included in the calculation of the weighted average interest rate.
     Equity in partnership and joint venture (losses) earnings was a loss of $3.0 million in fiscal year 2004 compared to earnings of $2.2 million in fiscal year 2003. The decrease is primarily related to operating results for the Company’s 50% owned, non-consolidated affiliate in Mexico. As previously discussed, during the second quarter of fiscal 2004, the Company’s Mexican affiliate reported to the Company that the affiliate would be taking certain impairments and losses as part of the year-end audit performed by independent auditors. As the entity is a 50% owned, non-consolidated investment, results are recorded on the equity method. The losses reported to us were mostly non-cash, and totaled $2.6 million.
     The Company’s effective income tax rate on earnings from continuing operations before income taxes was 42.8% in fiscal year 2004 compared to 40.5% in fiscal year 2003. The increase in the effective tax rate is primarily attributable to a decrease in jobs credit.
Quarterly Results
     The quarterly 2005, as reported and 2004 statement of operations data set forth below was derived from unaudited financial statements of the Company and includes all adjustments (including reclassifications between continuing and discontinuing operations) which the Company considers necessary for a fair presentation thereof.
     During the fourth quarter 2005, management of the Company became aware that certain employees in its United Kingdom operation had engaged in unauthorized related party transactions which resulted in the unauthorized transfer and utilization of Company assets and improper and inaccurate accounting entries that resulted in the over accrual of revenues and understatement of expenses during the first three quarters of fiscal 2005. On September 29, 2005, the Audit Committee of the Board of Directors and senior management decided to restate the Company’s financial statements for the quarterly periods ended December 31, 2004, March 31, 2005, and June 30, 2005 to reflect the correction of these accounting errors. In addition, during the fourth quarter, the Company has reassessed its accounting for interest rate swap agreements related to its credit facility and has restated its quarterly financial statements related to these interest rate swap agreements.
     Corrections were made to reduce revenues excluding reimbursement of management contract expenses by $1.0 million (an increase of $0.1 million and $0.5 million in the first and second quarters, respectively, reduced by $1.6 million in the third quarter) for the inappropriate over accrual of revenues. Corrections were made to reduce earnings from continuing operations, net of tax by $4.5 million (an increase of $0.1 million in the first quarter, reduced by $0.3 million in the second quarter and, reduced by $4.3 million in the third quarter) for the inappropriate over accrual of revenues and the inappropriate capitalization and under recording of expenses. Additionally, corrections were made to increase earnings from continuing operations, net of tax by $0.5 million (an increase of $0.3 million and $0.7 million in the first and second quarters, respectively, reduced by $0.5 million in the third quarter) to record the change in fair value of the swap agreements. Corrections were made to reduce earnings from discontinued operations, net of tax by $5.5 million (a decrease of $1.0 million in the first quarter, an increase of $0.9 million in the second quarter, and a decrease of $5.4 million in the third quarter) for the inappropriate over accrual of revenues and inappropriate capitalization and under recording of expenses. As a result of these corrections net earnings and retained earnings were reduced by $9.5 million (a decrease of $0.6 million in the first quarter, an increase of $1.3 million in the second quarter, and a decrease of $10.2 million in the third quarter). The restatements had no impact on previously reported cash balances or total cash flows from operating, investing or financing activities for each of the applicable 2005 quarters.

Amounts in thousands, except per share data

2005 Quarters	December 31		March 31
(Unaudited)	As Reported	Restated	As Reported	Restated
Total revenues, excluding reimbursement of management contract expenses	$171,511	$171,579	$164,567	$165,061
Property related gains, net	1,881	1,881	14,755	14,755
Operating earnings	13,169	13,234	16,376	15,999
Earnings from continuing operations, net of tax	5,727	6,106	6,628	7,018
Discontinued operations, net of tax	(2,247)	(3,235)	(364)	532
Net earnings	3,480	2,871	6,264	7,550

Earnings from continuing
operations, net of tax per share - basic	$0.16	$0.17	$0.18	$0.19
Discontinued operations, net of tax	(0.06)	(0.09)	(0.01)	0.02

Net earnings – basic	$0.10	$0.08	$0.17	$0.21

Earnings from continuing
operations, net of tax per share – dilutive	$0.16	$0.17	$0.18	$0.19
Discontinued operations, net of tax	(0.06)	(0.09)	(0.01)	0.02

Net earnings - dilutive	$0.10	$0.08	$0.17	$0.21

	June 30		September 30
	As Reported	Restated
Total revenues, excluding reimbursement of management contract expenses	$168,658	$167,063	$165,690
Property related gains, net	(1,171)	(1,171)	38,105
Operating earnings	12,475	6,104	38,450
Earnings from continuing operations, net of tax	7,973	3,192	17,500
Discontinued operations, net of tax	(3,093)	(8,528)	(8,315)
Net earnings (loss)	4,880	(5,336)	9,185

Earnings from continuing operations, net of tax per share – basic	$0.22	$0.09	$0.47
Discontinued operations, net of tax	(0.08)	(0.23)	(0.23)

Net earnings (loss) – basic	$0.14	$(0.14)	$0.24

Earnings from continuing operations, net of tax per share – dilutive	$0.22	$0.09	$0.47
Discontinued operations, net of tax	(0.08)	(0.23)	(0.23)

Net earnings (loss) – dilutive	$0.14	$(0.14)	$0.24

2004 Quarters
(Unaudited)	December 31	March 31	June 30	September 30
Total revenues, excluding reimbursement of management contract expenses	$179,063	$172,578	$176,629	$169,280
Property related gains, net	1,243	3,293	1,433	1,685
Operating earnings	17,970	12,755	16,082	6,947
Earnings from continuing operations, net of tax	8,529	2,770	6,028	1,075
Discontinued operations, net of tax	(134)	765	(60)	(1,980)
Net earnings	8,395	3,535	5,968	(905)

Earnings from continuing operations, net of tax per share – basic	$0.24	$0.08	$0.16	$0.03
Discontinued operations, net of tax	(0.01)	0.02	(0.00)	(0.05)

Net earnings – basic	$0.23	$0.10	$0.16	$(0.02)

Earnings from continuing operations, net of tax per share – dilutive	$0.24	$0.08	$0.16	$0.03
Discontinued operations, net of tax	(0.01)	0.02	(0.00)	(0.05)

Net earnings - dilutive	$0.23	$0.10	$0.16	$(0.02)

     Fourth quarter 2005 results from continuing operations, net of tax were higher due primarily to a $23.0 million gain, net of tax, on the sale of a lease right in New York. General and administrative expenses were significantly higher due to $2.2 of professional fees as a result of the Company’s investigation of and resolution of certain inappropriate accounting entries and misappropriation of assets in the United Kingdom, and for costs to comply with the requirements of the Section 404 of the Sarbanes Oxley Act of 2002. Fourth quarter earnings from continuing operations, net of tax for 2005 were also reduced by $1.7 million for the impairment of the Company’s investment in the Mexican joint venture and $0.5 million for the impairment of goodwill. The fourth quarter earnings from continuing operations, net of tax were increased by $0.5 million to record a correction of 2004 and 2003 gains previously recognized in accumulated other comprehensive income for the change in the recognition of swap agreements and reduced by $0.5 million related to the correction of prior period rent expense for certain locations. The Company also increased its worker’s compensation and general liability reserves by $1.2 million due to higher claims cost.
Liquidity and Capital Resources
     Net cash provided by operating activities for fiscal year 2005 was $3.2 million, a decrease of $38.4 million from net cash provided by operating activities of $41.6 million during fiscal year 2004. The primary factor which contributed to this change was the decrease in revenue in 2005.
     Net cash provided by investing activities was $101.7 million for fiscal year 2005 compared to $52.4 million of net cash provided by investing activities in fiscal year 2004. This change was primarily due to an increase in proceeds from the disposition of property and equipment during 2005 and the collection of notes receivable related to the Edison partnership.
     Net cash used by financing activities for fiscal year 2005 was $106.6 million compared to cash used of $97.7 million in fiscal year 2004. Net cash used by financing activities in fiscal year 2005 primarily consisted of debt repayment of $121.4 million.
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
     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and June 30, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. The quarterly amortization schedule was also amended. The new schedule requires the term loan payments in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010. The revolving loan is required to be repaid in February 2008. The aggregate availability under the Credit Facility was $172.8 million at September 30, 2005, which is a net of $45.1 million of stand-by letters of credit.
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2005 was 185 basis points. The amount outstanding under the Company’s Credit Facility was $81.5 million with a weighted average interest rate of 4.4% as of September 30, 2005. The aggregate availability under the Credit Facility was $172.8 million at September 30, 2005, which is net of $45.1 million of stand-by letters of credit. The Company had deferred financing costs related to the Credit Facility of $5.9 million as of September 30, 2005 and $6.7 million as of September 30, 2004. The Company amortizes these costs over the term of the credit facility.
     The Company is required under the Credit Facility to enter into and maintain interest rate protection agreements designed to limit the Company’s exposure to increases in interest rates. On May 30, 2003, the Company entered into two interest rate swap transactions for a total of $87.5 million. Both transactions swapped the Company’s floating LIBOR interest rates for fixed interest of 2.45% until June 30, 2007. Because not all of the terms are consistent with the credit facility, the derivatives do not qualify as a cash flow hedge.
     The weighted average interest rate on the Company’s Credit Facility at September 30, 2005 was 4.4%. The 4.4% rate includes all outstanding LIBOR contracts and swap agreements at September 30, 2005. An increase (decrease) in LIBOR of 1% would result in no increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 million and the Credit Facility, which was all floating interest, was $81.5 million on September 30, 2005.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. As of September 30, 2005, the Company is in compliance with all of the Credit Facility covenants.
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
Future Cash Commitments
     In August of 2005 the Company made an offer to its shareholders to purchase up to 4,400,000 shares of common stock at a price no greater than $16.75 nor lower than $14.50 per share. The transaction was structured as a modified Dutch Auction tender offer. The company funded the transaction with $75.3 million borrowed under the Credit Facility.
     The offer was amended to reduce the range from a price no higher than $16.00 and no lower than $14.00 per share. The transaction was concluded on October 14, 2005 at which time the Company accepted and purchased 4,859,674 shares at a price of $15.50 per share, totaling $75.3 million in cash payments. The company exercised its right to purchase an additional number of shares without extending or modifying the offer.
     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects such capital expenditures for fiscal year 2006 to be approximately $19 to $22 million.
     Historically, the Company has paid dividends on its common stock and expects to pay dividends in the future. Common stock dividends of $2.1 million were paid during fiscal year 2005.
     The following tables summarize the Company’s total contractual obligations and commercial commitments as of September 30, 2005 (amounts in thousands):

		Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$99,976	$1,764	$43,220	$54,854	$138
Subordinated debentures	78,085	—	—	—	78,085
Operating leases	1,041,825	182,833	271,050	165,814	422,128

Total contractual cash obligations	$1,219,886	$184,597	$314,270	$220,668	$500,351

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$172,850	$—	$172,850	$—	$—
     Unused lines of credit as of September 30, 2005 are reduced by $45.1 million of standby letters of credit.
International Foreign Currency Exposure
     The Company operates wholly-owned subsidiaries in the United Kingdom, Canada and Spain. Total revenues from wholly-owned foreign operations amounted to 4.1%, 6.9% and 6.6% of total revenues (excluding reimbursement of management contract expenses) for the years ended September 30, 2005, 2004 and 2003, respectively. Additionally, as of September 30, 2005, the Company operated through joint ventures in Mexico, Germany, Poland, Greece, Venezuela, Colombia and Peru. The Company intends to continue to invest in foreign leased or owned facilities, and may become increasingly exposed to foreign currency fluctuations. The Company, in limited circumstances, has denominated contracts in U.S. dollars to limit currency exposure. Presently, the Company has limited exposure to foreign currency risk and has no hedging programs related to such risk. The Company anticipates implementing a hedging program if such risk materially increases. For the year ended September 30, 2005, revenues from operations in the United Kingdom and Canada represented 9.0% and 50.8%, respectively, of total revenues generated by foreign operations, excluding reimbursement of management contract expenses.
Impact of Inflation and Changing Prices
     The primary sources of revenues to the Company are parking revenues from owned and leased locations and management contract revenue on managed parking facilities. The Company believes that inflation has had a limited impact on its overall operations for the fiscal years ended September 30, 2005, 2004 and 2003 and does not expect inflation to have a material effect on its overall operations in fiscal year 2006.
Off Balance Sheet Arrangements
     The Company has various ownership interests in certain unconsolidated partnerships and joint ventures. See Notes 1 and 8 to the Consolidated Financial Statements for information regarding the Company’s investments in unconsolidated partnerships and joint ventures.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Beginning October 1, 2005, the Company adopted SFAS 123R, using the modified prospective method, which requires the fair value of stock options to be expensed during the vesting period. The Company estimates the expense for fiscal year 2006 to be approximately $475 thousand.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of September 30, 2005, the Company had $81.5 million of variable rate debt outstanding under the Credit Facility, priced at LIBOR plus a weighted average 185 basis points.
     The Company is required under the Credit Facility to enter into and maintain interest rate protection agreements designed to limit the Company’s exposure to increases in interest rates. On May 30, 2003, the Company entered into two interest rate swap transactions for a total of $87.5 million. Both transactions swapped the Company’s floating LIBOR interest rates for fixed interest of 2.45% until June 30, 2007. Because not all of the terms are consistent with the credit facility, the derivatives do not qualify as a cash flow hedge.
     The weighted average interest rate on the Company’s Credit Facility at September 30, 2005 was 4.4%. The 4.4% rate includes all outstanding LIBOR contracts and swap agreements at September 30, 2005. An increase (decrease) in LIBOR of 1% would result in no increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 and the Credit Facility, which was all floating interest, was $81.5 million on September 30, 2005.
Foreign Currency Exposure
     The Company’s exposure to foreign exchange risk is minimal. As of September 30, 2005, the Company has approximately GBP 0.7 million (USD $1.2 million) of cash and cash equivalents denominated in British pounds, EUR 2.1 million (USD $2.5 million) denominated in euros, CAD 0.7 million (USD $0.6 million) denominated in Canadian dollars, and USD $1.0 million denominated in various other foreign currencies. The Company also has EUR 0.7 million (USD $0.8 million) of notes payable denominated in euros and GBP 4.8 million (USD $8.6 million) of notes payable denominated in pounds at September 30, 2005. These notes bear interest at a floating rate of 4.12% as of September 30, 2005, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of September 30, 2005, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

Item 8. Financial Statements and Supplementary Data
CENTRAL PARKING CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Central Parking Corporation:
     We have audited the accompanying consolidated balance sheets of Central Parking Corporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement Schedule II — Valuation Qualifying Accounts and financial statement schedule IV — Mortgage Loans on Real Estate as of September 30, 2005 and for each of the years in the three year period ended September 30, 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Parking Corporation and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Central Parking Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 29, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of September 30, 2005.

/s/ KPMG LLP
Nashville, Tennessee
December 29, 2005

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Amounts in thousands, except share and per share data

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$26,055	$27,628
Management accounts receivable, net of allowance for doubtful accounts of $10,268 and $3,206 at September 30, 2005 and 2004, respectively	51,931	43,776
Accounts receivable - other	15,537	14,594
Current portion of notes receivable (including amounts due from related parties of $937 in 2005 and $1,617 in 2004)	5,818	6,010
Prepaid expenses	8,630	13,045
Assets held for sale	49,048	23,724
Available for sale securities	4,606	4,364
Refundable income taxes	—	1,461
Deferred income taxes	19,949	11,177

Total current assets	181,574	145,779
Notes receivable, less current portion	10,480	41,940
Property, equipment, and leasehold improvements, net	327,391	380,256
Contract and lease rights, net	80,064	89,015
Goodwill, net	232,443	232,562
Investment in and advances to partnerships and joint ventures	4,443	7,824
Other assets	31,419	32,252

Total Assets	$867,814	$929,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$1,764	$46,867
Accounts payable	83,604	82,224
Accrued expenses	52,809	46,807
Management accounts payable	25,532	24,640
Income taxes payable	12,389	—

Total current liabilities	176,098	200,538
Long-term debt and capital lease obligations, less current portion	98,212	159,188
Subordinated convertible debentures	78,085	78,085
Deferred rent	22,113	24,450
Deferred income taxes	19,565	17,293
Other liabilities	21,152	14,977

Total liabilities	415,225	494,531

Minority interest	528	64

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 36,759,155 and 36,582,808 shares issued and outstanding at September 30, 2005 and 2004, respectively	368	366
Additional paid-in capital	251,784	249,452
Accumulated other comprehensive income, net	3,432	879
Retained earnings	197,182	185,041
Other	(705)	(705)

Total shareholders’ equity	452,061	435,033

Total Liabilities and Shareholders’ Equity	$867,814	$929,628

     See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Amounts in thousands, except per share data

	Year Ended September 30,
	2005	2004	2003
Revenues:
Parking	$550,782	$572,878	$575,969
Management contract and other	118,611	124,672	117,428

	669,393	697,550	693,397
Reimbursement of management contract expenses	464,423	418,565	418,058

Total revenues	1,133,816	1,116,115	1,111,455

Costs and expenses:
Cost of parking	504,648	521,682	538,158
Cost of management contracts	60,493	57,904	65,600
General and administrative	83,581	71,864	83,409

	648,722	651,450	687,167
Reimbursed management contract expenses	464,423	418,565	418,058

Total costs and expenses	1,113,145	1,070,015	1,105,225

Property-related gains (losses), net	53,570	7,654	(7,560)
Impairment of goodwill	(454)	—	—

Operating earnings (losses)	73,787	53,754	(1,330)
Other income (expenses):
Interest income	4,741	4,883	4,733
Interest expense	(17,944)	(20,476)	(21,897)
Gain on sale of non-operating assets	—	—	3,279
Gain on derivative instruments	3,006	—	—
Equity in partnership and joint venture (losses) earnings	(474)	(2,984)	2,212

Earnings (loss) from continuing operations before minority interest, and income taxes	63,116	35,177	(13,003)
Minority interest	(1,331)	(2,999)	(4,052)

Earnings (loss) from continuing operations before income taxes	61,785	32,178	(17,055)
Income tax (expense) benefit:
Current	(32,057)	(11,186)	(5,051)
Deferred	4,088	(2,590)	11,954

Total income tax (expense) benefit	(27,969)	(13,776)	6,903

Earnings (loss) from continuing operations	33,816	18,402	(10,152)

Discontinued operations, net of tax	(19,546)	(1,409)	5,625

Net earnings (loss)	$14,270	$16,993	$(4,527)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.92	$0.51	$(0.28)
Discontinued operations, net of tax	(0.53)	(0.04)	0.15

Net earnings (loss)	$0.39	$0.47	$(0.13)

Diluted earnings (loss) per share:

Earnings (loss) from continuing operations	$0.92	$0.51	$(0.28)
Discontinued operations, net of tax	(0.53)	(0.04)	0.15

Net earnings (loss)	$0.39	$0.47	$(0.13)

     See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
and COMPREHENSIVE INCOME (LOSS)
Amounts in thousands, except per share data

				Accumulated
			Additional	Other		Other
	Number of	Common	Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Stock	Capital	Income (Loss), net	Earnings	Equity	Total
Balance at September 30, 2002	35,952	$360	$242,112	$(2,377)	$176,924	$(1,215)	$415,804

Issuance under restricted stock plan and employment agreements	13	1	215	—	—	—	216
Issuance under Employee Stock Purchase Plan	164	1	3,550	—	—	—	3,551
Common stock dividends, $0.06 per share	—	—	—	—	(2,165)	—	(2,165)
Exercise of stock options and warrants and related tax benefits	41	—	682	—	—	—	682
Amortization of deferred compensation	—	—	—	—	—	510	510
Comprehensive income (loss):
Net loss	—	—	—	—	(4,527)	—	(4,527)
Foreign currency translation adjustment	—	—	—	629	—	—	629
Unrealized gain on available-for-sale securities	—	—	—	168	—	—	168
Unrealized gain on fair value of derivatives	—	—	—	1,658	—	—	1,658

Total comprehensive loss							(2,072)

Balance at September 30, 2003	36,170	362	246,559	78	170,232	(705)	$416,526

Issuance under restricted stock plan and employment agreements	16	—	323	—	—	—	323
Issuance under Employee Stock Purchase Plan	71	1	591	—	—	—	592
Common stock dividends, $0.06 per share	—	—	—	—	(2,184)	—	(2,184)
Exercise of stock options and related tax benefits	130	1	1,612	—	—	—	1,613
Issuance of deferred stock units	196	2	367	—	—	—	369
Comprehensive income (loss):
Net earnings	—	—	—	—	16,993	—	16,993
Foreign currency translation adjustment	—	—	—	(276)	—	—	(276)
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	—	(5)
Unrealized gain on fair value of derivatives	—	—	—	1,082	—	—	1,082

Total comprehensive income							17,794

Balance at September 30, 2004	36,583	366	249,452	879	185,041	(705)	$435,033

Issuance under restricted stock plan and employment agreements	14	—	197	—	—	—	197
Issuance under Employee Stock Purchase Plan	39	—	569	—	—	—	569
Common stock dividends, $0.06 per share	—	—	—	—	(2,129)	—	(2,129)
Exercise of stock options and related tax benefits	123	2	1,566	—	—	—	1,568
Comprehensive income (loss):
Net earnings	—	—	—	—	14,270	—	14,270
Foreign currency translation adjustment	—	—	—	3,259	—	—	3,259
Unrealized gain on available-for-sale securities	—	—	—	54	—	—	54
Unrealized loss on fair value of derivatives	—	—	—	(760)	—	—	(760)

Total comprehensive income							16,823

Balance at September 30, 2005	36,759	$368	$251,784	$3,432	$197,182	$(705)	$452,061

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

	Year Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$14,270	$16,993	$(4,527)
Loss (earnings) from discontinued operations	19,546	1,409	(5,625)

Earnings (loss) from continuing operations	33,816	18,402	(10,152)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities – continuing operations:
Depreciation and amortization	29,497	32,635	35,173
Equity in partnership and joint venture losses (earnings)	474	2,984	(2,212)
Distributions from partnerships and joint ventures	2,092	1,412	1,375
Loss on impairment of goodwill	454	—	—
Gain on sale of non-operating assets	—	—	(3,279)
Property related (gains) losses, net	(53,570)	(7,654)	7,560
Gain on derivative instruments	(3,006)	—	—
Loss on derivatives related to refinancing	—	—	918
Decrease in fair value of derivatives	—	—	12
Deferred income taxes	(4,088)	2,590	(11,954)
Minority interest	1,331	2,999	4,052
Changes in operating assets and liabilities, excluding effects of acquisitions:
Management accounts receivable	(8,368)	(6,605)	5,490
Accounts receivable - other	(955)	6,106	274
Prepaid expenses	4,402	(1,621)	(1,373)
Other assets	(9,313)	(7,211)	(2,904)
Accounts payable, accrued expenses and other liabilities	13,634	(6,096)	1,186
Management accounts payable	884	(749)	(279)
Deferred rent	(2,337)	(3,119)	(1,535)
Refundable income taxes	1,461	4,022	(5,483)
Income taxes payable	12,527	273	2,149

Net cash provided by operating activities – continuing operations	18,935	38,368	19,018
Net cash (used) provided by operating activities – discontinued operations	(15,701)	3,271	1,495

Net cash provided by operating activities	3,234	41,639	20,513

Cash flows from investing activities:
Proceeds from disposition of property and equipment	81,541	69,408	26,147
Purchase of equipment and leasehold improvements	(12,279)	(13,274)	(53,924)
Purchase of property	—	(1,725)	—
Purchase of lease rights	—	(4,530)	(7,186)
Acquisitions, net of cash acquired	—	—	(1,997)
Incentive payment for USA Parking	—	2,250	—
Proceeds from notes receivable	32,484	227	5,823

Net cash provided (used) by investing activities	101,746	52,356	(31,137)

Cash flows from financing activities:
Dividends paid	(2,129)	(2,184)	(2,165)
Net (repayments) borrowings under revolving credit agreement	7,062	(59,000)	(87,500)
Proceeds from issuance of notes payable, net of issuance costs	8,417	2,933	176,332
Principal repayments on long-term debt and capital lease obligations	(121,367)	(39,065)	(78,664)
Payment to minority interest partners	(937)	(3,244)	(4,116)
Proceeds from issuance of common stock and exercise of stock options	2,334	2,897	4,182

Net cash (used) provided by financing activities	(106,620)	(97,663)	8,069

Foreign currency translation	67	(276)	629

Net decrease in cash and cash equivalents	(1,573)	(3,944)	(1,926)
Cash and cash equivalents at beginning of year	27,628	31,572	33,498

Cash and cash equivalents at end of year	$26,055	$27,628	$31,572

     Consolidated Statements of Cash Flows continued:

	Year Ended September 30,
	2005	2004	2003
Non-cash transactions:
Change in unrealized gain on fair value of derivatives and available- for-sale securities	$—	$1,077	$1,826

Cash payments for:
Interest	$16,983	$19,160	$14,020
Income taxes	$16,355	$6,725	$12,256

Effects of acquisitions:
Estimated fair value of assets acquired	$—	$—	$632
Purchase price in excess of the net assets acquired (contract rights)	—	—	2,333
Estimated fair values of liabilities assumed	—	—	(968)

Net cash paid for acquisitions	$—	$—	$1,997

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
     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company recognizes as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients.
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
     (e) Available for sale securities
     Investment securities primarily consist of debt obligations of states and political subdivisions. As of September 30, 2005, the balance of the investment securities was $4.6 million. These securities were previously classified as held-to-maturity. Such securities were stated at amortized cost adjusted for amortization of premiums and accretion of discounts. As of September 30, 2004, the balance of the investment was $4.4 million. During fiscal year 2003, the Company sold a portion of these securities, and accordingly reclassified the remaining securities as available for sale. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, on these securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.
     (f) Property, Equipment, and Leasehold Improvements
     Property, equipment and leasehold improvements, including computer hardware and software, are recorded at cost. Depreciation is provided principally on a straight-line basis over the estimated useful life of the asset, which is generally one to fifteen years for furniture, fixtures, and equipment, three years for computer software, five years for computer hardware, and thirty to forty years for buildings and garages. Leasehold improvements are amortized over the original lease term, excluding optional renewal periods, or the estimated useful life of the asset, whichever is shorter. Major additions and improvements to property and equipment that extend their economic life are capitalized. Repair and maintenance costs are charged to operating expense as incurred.
     (g) Investment in and Advances to Partnerships and Joint Ventures
     The Company has a number of joint ventures to operate and develop parking garages through either corporate joint ventures, general partnerships, limited liability companies, or limited partnerships. The financial results of the Company’s joint ventures are generally accounted for under the equity method and are included in equity in partnership and joint venture earnings in the accompanying consolidated statements of operations with the exception of the Company’s investment in Edison Parking Management, L.P. (Edison), which was consolidated, through June 30, 2004, into the Company’s financial statements due to the Company’s control of Edison, with the remaining 50% recorded as minority interest. Effective July 1, 2004, the Company’s general partnership interest in Edison was redeemed by Edison in exchange for cash of $570,251, a note receivable and certain parking management agreements. As a result of the redemption, the Company no longer consolidates Edison and reversed minority interest of $30.6 million.
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
     (i) Goodwill
     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired and liabilities assumed in a business combination, is not amortized, but is tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill may be impaired. The Company’s annual impairment testing date is September 30.
     (j) Other Assets
     Other assets is comprised of a combination of the cash surrender value of life insurance policies, investment securities, security deposits, key money, deferred debt issuance costs on the subordinated convertible debentures, deferred debt issuance costs and non-compete agreements. Key money represents lease prepayments tendered to lessors at the inception of long-term lease relationships and is amortized over the original term of the lease, excluding optional renewal periods. Non-compete agreements are amortized over the contractual term of the agreement or the economic useful life, whichever is shorter. Deferred debt issuance costs are amortized over the contractual term of the related debt or subordinated convertible debentures.
     (k) Lease Transactions and Related Balances
     The Company accounts for operating lease obligations and sublease income on a straight-line basis. Contingent or percentage payments are recognized when operations indicate such amounts will be paid. Lease obligations paid in advance are included in prepaid rent. The difference between actual lease payments and straight-line lease expenses over the original lease term, excluding optional renewal periods, is included in deferred rent. Rent expense for all operating leases and rental income from subleases are reflected in cost of parking or general and administrative expenses.
     In connection with certain acquisitions, the Company revalued certain leases to estimated fair value at the time of the respective acquisition. Favorable operating leases of entities acquired represent the present value of the excess of the current market rental over the contractual lease payments. Unfavorable operating leases of entities acquired represent the present value of the excess of the contractual lease payments over the current market rental. Such adjustments are amortized on a straight-line basis over the remaining original term of the underlying lease, or 30 years, whichever is shorter. Favorable and unfavorable lease rights are reflected on the accompanying consolidated balance sheets in contract and lease rights and other liabilities, respectively.
     (l) Property-Related Gains (Losses), Net
     Net property-related gains and losses on the accompanying consolidated statements of operations include (i) realized gains and losses on the sale of operating property and equipment, (ii) impairment of long-lived assets, and (iii) costs incurred to terminate existing parking facility leases prior to their contractual termination date.
     (m) Impairment of Long-Lived Assets
     Long-lived assets, such as property, equipment and leasehold improvements and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
     Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount of goodwill and indefinite life intangible assets exceeds their implied fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
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
     (p) Per Share Data
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
     (r) Fair Value of Financial Instruments
     The Company discloses the fair values of financial instruments for which it is practicable to estimate the value. Fair value disclosures exclude certain financial instruments such as trade receivables and payables when carrying values approximate the fair value. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of September 30. At September 30, 2005 and 2004, book value approximates fair value for substantially all of the Company’s assets, liabilities and derivatives that are subject to the fair value disclosure requirements.
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
     The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied to record stock-based compensation.

	Year ended September 30,
	2005	2004	2003
Net earnings (loss), as reported	$14,270	$16,993	$(4,527)
Add stock-based employee compensation expense included in reported net earnings (loss), net of tax	—	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(9,006)	(2,765)	(5,799)

Pro forma net earnings (loss)	$5,264	$14,228	$(10,326)

Net earnings (loss) per share:
Basic-as reported	$0.39	$0.47	$(0.13)

Basic-pro forma	$0.14	$0.39	$(0.29)

Diluted-as reported	$0.39	$0.47	$(0.13)

Diluted-pro forma	$0.14	$0.39	$(0.29)

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
     The estimated weighted average fair value of the options granted was $5.65 for 2005 option grants, $3.16 for 2004 option grants and $6.60 for 2003 option grants, using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of grant, weighted average volatility of 33% for fiscal year 2005, 42% for fiscal year 2004 and 50% for fiscal year 2003, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 7.0 years for 2005, 2.0 years for 2004 and 4.9 years for 2003.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. In accordance with SFAS 123(R), the Company adopted SFAS No. 123(R) on October 1, 2005. The adoption of SFAS No. 123(R) using the modified prospective method will result in a recognition of approximately $475,000 in fiscal 2006. The Company accelerated the vesting of approximately 1.2 million out-of-the-money stock options at a weighted average exercise price of $18.85 per share during fiscal year 2005 to reduce compensation expense in future periods. During Fiscal 2005, the Company did not recognize any compensation cost due to the decision to accelerate the vesting of the options. By accelerating the vesting of the out-of-the-money stock options, the Company reduced future compensation cost by $7.7 million over the next ten years.
     (t) Business Concentrations
     Approximately 43%, 43% and 42% of the Company’s total revenues for fiscal year 2005, 2004 and 2003, respectively, excluding reimbursement of management contract expenses, were attributable to parking and management contract operations geographically located in the northeastern area of the United States. See also Note 17.
     (u) Risk Management
     The Company utilizes a combination of indemnity and self-insurance coverages, up to certain maximum losses for liability, health and workers’ compensation claims. The accompanying consolidated balance sheets reflect the estimated losses related to such risks. The primary amount of liability coverage is $1 million per occurrence and $2 million in the aggregate per facility. The Company’s various liability insurance policies have deductibles of up to $350,000 per occurrence, which must be met before the insurance companies are required to reimburse the Company for costs related to covered claims. In addition, the Company’s worker’s compensation program has a deductible of $250,000. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The expense recognition is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimable, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as an expense. The Company engages an actuary to assist in determining the estimated liabilities for customer injury, employee medical costs and worker’s compensation claims. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future.
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
     To meet this objective, the Company may enter into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. The Company has utilized interest rate swaps and caps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. The purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under the interest rate cap agreements, the Company has the right to receive cash if interest rates increase above a specified level.
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
     At September 30, 2005, the Company’s derivative financial instruments consisted of two interest rate swaps with a combined notional amount of $87.5 million. The Company did not have any interest rate cap agreements at September 30, 2005 or 2004. The derivative financial instruments are reported at their fair values and are included as other assets or other liabilities, on the face of the consolidated balance sheets. The following table lists the fair value of each type of derivative financial instrument (amounts in thousands):

	September 30, 2005	September 30, 2004
Derivative instrument assets:
Interest rate swaps	$3,006	$1,268

     Because the underlying terms of the interest rate swaps are not identical to the terms of the associated debt instruments, the hedging relationship is not effective. As such, any changes in the fair value of these derivative instruments are included in the consolidated statement of operations.
     The Company had a $25.0 million swap that matured on October 29, 2003. This swap hedged the 1999 credit facility that was paid in full in February of 2003. Under the terms of that agreement, the Company continued to pay the fixed interest through maturity. Because this swap was no longer associated with any existing debt, it was considered ineffective at September 30, 2003. Therefore any change in fair value subsequent to February 2003, has been reflected in the consolidated statement of operations. The Company also had three interest rate cap agreements that matured on March 19, 2004, which also hedged the 1999 credit facility. Because the cap agreements were no longer associated with any existing debt, they were also considered ineffective. Therefore any change in the fair value of the cap agreements subsequent to February 2003, has been reflected in the consolidated statement of operations.
     (x) Discontinued Operations
     The Company adopted the provisions of SFAS No. 144 on October 1, 2002. In addition to providing enhanced guidance on identifying and measuring impairments of long-lived assets, SFAS No. 144 requires that the operating results from certain disposals of parking facilities be classified as discontinued operations. SFAS No. 144 also requires that gains, losses and impairments resulting from the designation of a parking facility as held-for-sale be classified as discontinued operations. For the year ended September 30, 2005, the Company had certain locations designated as discontinued operations which were either held-for-sale or disposed during the current year. For the year ended September 30, 2005, the locations had revenues of $25.3 million, a pretax loss of $23.7 million, and $4.2 million of income tax benefit, resulting in a loss from discontinued operations of $19.5 million, included in the loss was $8.3 million in property related losses. The facts and circumstances leading to discontinued operations classification and the expected disposals include expected property sales, condemnations or early lease and management agreement terminations. The segment in which the majority of the long lived asset (disposal group) is reported under is segment-other. Included in the year ended September 30, 2005 is the year-to-date results of operations for all locations discontinued during fiscal year of 2005 as well as the locations designated as held-for-sale during fiscal year 2004 but not yet sold. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in fiscal year 2005 as well as the locations designated as held-for-sale during fiscal year 2005 but not yet sold, as discontinued operations net of related income taxes.
     (y) Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
(2) Business Combinations and Lease Right Transactions
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
     Pro forma results for fiscal year 2003 are not presented as the impact of the acquisition to reported results are inconsequential.
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
(3) Notes Receivable
     In connection with the acquisition of Kinney in February 1998, the Company acquired a note receivable from the City of New York (the “City”) related to two parking garages which were built on behalf of the City. The Company also has a long-term management agreement to operate the parking garages. Amounts advanced for the construction of the garages were recorded as a note receivable and are being repaid by the City in monthly installments of $156 thousand, including interest at a fixed rate of 8.0%, through December 2007. At September 30, 2005, the total of the note receivable was $4.2 million.
     In June 1997, Allright loaned the limited partner of Edison $16.5 million in connection with Allright’s acquisition of its general partnership interest in Edison. In conjunction with the merger of Allright and Central Parking, the partnership agreement was restructured and an additional $9.9 million was advanced to the limited partner. The amended note receivable totaled $26.4 million and bore interest at a fixed rate of 10%. The note receivable was paid in full in September 2005.
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
     The remainder of the notes receivable consist of notes ranging from $1 thousand to $3.0 million at the end of fiscal year 2005, and notes ranging from $1 thousand to $2.6 million at the end of fiscal year 2004. The notes bear interest at fixed rates ranging from 0% to 9.6% at the end of fiscal year 2005 and are due between 2006 and 2017.

(4) Property, Equipment and Leasehold Improvements
     A summary of property, equipment and leasehold improvements and related accumulated depreciation and amortization is as follows (in thousands):

	September 30,
	2005	2004
Leasehold improvements	$42,611	$46,837
Buildings and garages	83,593	83,643
Operating equipment	75,072	73,064
Furniture and fixtures	9,480	9,157
Equipment operated under capital leases	1,164	3,817

	211,920	216,518
Less accumulated depreciation and amortization	100,339	99,745

	111,581	116,773
Land	215,810	263,483

Property, equipment and leasehold improvements, net	$327,391	$380,256

     Depreciation expense of property, equipment and leasehold improvements was $18.6 million, $20.4 million and $22.5 million, respectively, for the fiscal years ended September 30, 2005, 2004 and 2003. Depreciation expense included in cost of parking was $13.7 million, $14.6 million and $16.2 million, depreciation expense included in cost of management contracts was $0.2 Million, $0.5 million and $1.1 million, and depreciation expense included in general and administrative expenses was $4.7 million, $5.3 million and $5.2 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
(5) Goodwill and Amortizable Intangible Assets
     As of September 30, 2005, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$140,503	$60,439	$80,064
Noncompete agreements	2,575	2,386	189

Total	$143,078	62,825	80,253

     The following table shows the changes in contract and lease rights for fiscal years 2005 and 2004 (in thousands):

As of September 30, 2003	$102,315
Additions	1,502
Amortization	(8,557)
Deletions	(5,747)
Impairments	(498)

As of September 30, 2004	89,015
Additions	740
Amortization	(7,779)
Deletions	(1,912)
Impairments	—

As of September 30, 2005	$80,064

     The future amortization of contract and lease rights are as follows (in thousands):

Year Ending
September 30,
2006	$7,769
2007	7,765
2008	7,766
2009	7,766
2010	7,739
Thereafter	41,259

$80,064

     Amortization expense related to the contract and lease rights was $7.7 million, $8.5 million and $9.5 million, respectively, for the years ended September 30, 2005, 2004 and 2003. Amortization expense related to noncompete agreements was $3,000, $33,000 and $0.2 million, respectively, for the years ended September 30, 2005, 2004 and 2003, respectively.
     In accordance with SFAS No. 142, the Company assigned its goodwill to its various reporting units. The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended September 30, 2005 and 2004 (in thousands):

	One	Two	Three	Four	Five	Six	Seven	Eight	Total
Balance as of September 30, 2003	$3,522	$185,180	$100	$—	$—	$3,201	$28,695	$9,614	$230,312
Acquired during the period	—	—	2,250	—	—	—	—	—	2,250

Balance as of September 30, 2004	3,522	185,180	2,350	—	—	3,201	28,695	9,614	232,562
Acquired during the period	—	—	—	184	—	—	—	—	184
Foreign currency translation	151	—	—	—	—	—	—	—	151
Impairment	—	—	—	—	—	—	(454)	—	(454)

Balance as of September 30, 2005	$3,673	$185,180	$2,350	$184	$—	$3,201	$28,241	$9,614	$232,443

     During 2005, the Company determined that $454,000 of the goodwill recorded in segment seven was impaired based on an evaluation performed by a third party.
     During 2004, the Company paid an additional payment to the seller of an acquired business due to an incentive provision of the acquisition agreement.
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
     All assets disposed of during the years ended September 30, 2005, 2004 and 2003 were in use at the time of disposal. A summary of property-related pretax gains and losses for the years ended September 30, 2005, 2004 and 2003 is as follows (in thousands):

	Years Ended September 30,
	2005	2004	2003
Net gains on sale of property	$60,228	$9,860	$—

Impairment charges for property, equipment and leasehold improvements	(2,434)	(1,612)	(3,959)
Impairment charges for intangible assets	(4,224)	(594)	(3,601)

Total property related gains (losses), net	$53,570	$7,654	$(7,560)

     The $53.6 million gain was comprised of a gain on the sale of property of $60.2 million, comprised primarily of $38.4 million on the sale of a lease in New York, $9.6 million on the sale of a property in New York, $5.7 million gain on a property in Denver, $1.9 million on a property in Seattle, $1.2 million on a property in Chicago and $3.4 million related to other miscellaneous sales. The Company incurred $6.7 million of impairments of leasehold improvements, contract rights and other intangible assets primarily related to two locations in segment two, one location in segment four, two locations in segment six, one location in segment seven and one location in segment eight. Based on the current operating results and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Impairment charges recognized in fiscal 2005 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds.
     The $7.7 million gain in 2004 was comprised of a $6.3 million gain on sale of property in New York and $3.6 million of gain on other properties sold, which the Company plans to continue to operate under management agreements. The gains on the sale of property were offset by $2.2 million of impairments of contract rights and leasehold improvements related to locations which management plans to continue to operate. The Company recognized $0.6 million in impairment charges for intangible assets primarily in New York City, Little Rock, Arkansas and Kansas City. The Company also recognized $1.6 million in impairment charges for property, equipment and leasehold improvements primarily in New York City. Based on the current operating results and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Impairment charges recognized in fiscal 2004 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds.
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
(8) Investment in and Advances to Partnerships and Joint Ventures
     The following tables reflect the financial position and results of operations for the partnerships and joint ventures as of September 30, 2005 and 2004, and for each of the years in the three-year period ended September 30, 2005 (in thousands). Aggregate fair value of investments is not disclosed as quoted market prices are not available.

	Investment		Advances
	(Accumulated Losses)		to Partnerships
	in Partnerships and		and Joint
	Joint Ventures		Ventures
	2005	2004	2005	2004
Commerce Street Joint Venture	$(149)	$(347)	$149	$347
Larimer Square Parking Associates	1,126	1,129	788	866
Lodo Parking Garage, LLC	1,055	1,079	—	—
CPS Mexico, Inc.	325	2,761	—	2,495
Other	2,086	3,202	—	—

	$4,443	$7,824	$937	$3,708

	Equity in Partnership and			Joint Venture
	Joint Venture Earnings (Losses)			Debt
	2005	2004	2003	2005	2004
Commerce Street Joint Venture	$739	$606	$484	$4,793	$5,350
Larimer Square Parking Associates	389	312	287	831	1,745
Lodo Parking Garage, LLC	158	94	88	—	—
CPS Mexico, Inc.	(1,499)	(4,036)	1,424	17,470	17,850
Other	(261)	40	(71)	—	—

	$(474)	$(2,984)	$2,212	$23,094	$24,945

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
     In June 2002, the Issuer, at the request of the Company issued $4.8 million of Series 2002A variable rate revenue refunding bonds and $0.3 million of Series 2002B Federally-taxable revenue refunding bonds (collectively the “Bonds”). The series 2002A Bonds mature on January 1, 2014. The Bonds require monthly interest payments. The proceeds of the Bonds were used to repay the 1994 Bonds. As of September 30, 2005, the Series 2002A Bonds had a variable rate of 2.95%. The 2002A Bonds are subject to a mandatory sinking fund redemption beginning January 1, 2004 and on each January 1 thereafter. The 2002B Bonds were repaid in full in January 2003.
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
     (c) Lodo Parking Garage, LLC
     In March 1995, the Company acquired a 50% interest in a joint venture which owns a parking complex in Denver, Colorado. The Company invested $1.4 million in the joint venture and manages the parking facility for the joint venture. The remaining 50% is owned by the Company’s Chairman of the Board of Directors. See Note 15.
     (d) CPS Mexico, Inc.
     The Company holds a 50% interest in a Mexican joint venture which manages and leases various parking structures in Mexico. The Company also has loaned $2.4 million and $2.5 million at September 30, 2005 and 2004, respectively, to the affiliate. These loans bear interest at fixed rates ranging from 10% to 12% and are included in current portion of notes receivable on the Company’s consolidated balance sheet at September 30, 2005 and 2004. During the fourth quarter of 2005, the Company reached tentative agreement to sell its fifty percent interest in its joint venture in Mexico, which is expected to result in a non-cash loss on the sale of approximately $1.7 million. The Company is expected to receive a cash payment at closing of $325,000 and a secured promissory note of approximately $3.7 million in repayment of the joint venture’s indebtedness to the Company. The Company recognized an impairment charge on its recorded investment in the Mexican joint venture of $1.7 million during the fourth quarter of 2005 based on the expected proceeds of the sale. This transaction is subject to the negotiation and execution of a definitive agreement, and there can be no assurance that the transaction will be completed or that it will be completed on the terms described above.

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
(9) Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consisted of the following (in thousands):

	As of September 30,
	2005	2004
Credit Facility
Term note payable	$74,437	$157,675
Revolving credit facility	7,062	—
Other notes payable	15,539	47,740
Capital lease obligations	2,938	640

Total	99,976	206,055
Less: current maturities of long-term obligations	(1,764)	(46,867)

Total long-term obligations	$98,212	$159,188

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
     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and June 30, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. The quarterly amortization schedule was also amended. The new schedule requires payments to the term loan in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010.
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2005 was 185 basis points. The amount outstanding under the Company’s Credit Facility was $81.5 million with a weighted average interest rate of 4.4% as of September 30, 2005. The aggregate availability under the Credit Facility was $172.8 million at September 30, 2005, which is net of $45.1 million of stand-by letters of credit. The Company had deferred financing costs related to the Credit Facility of $5.9 million as of September 30, 2005 and $6.7 million as of September 30, 2004. The Company amortizes these costs over the term of the credit facility.
     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. The Company was in compliance with the amended covenants at September 30, 2005.
     On March 15, 2000, a limited liability company (“LLC”) of which the Company is the sole shareholder purchased the Black Angus Garage, a multi-level structure with 300 parking stalls, located in New York City, for $19.6 million. $13.3 million of the purchase was financed through a five-year note bearing interest at one month floating LIBOR plus 162.5 basis points. The note is collateralized by the parking facility. In April 2005, the limited liability company amended the note. The amendment extended the term to a maturity date of February 28, 2008. The amended $12.7 million loan will continue to bear interest on a floating basis based on LIBOR plus 162.5 basis points. On November 16, 2005, the Company entered into a cap agreement to comply with the interest rate protection requirement of the loan. This interest rate cap will prevent the floating rate LIBOR rate from exceeding 5.5% during the remaining term of the note.
     The Company also has several notes payable outstanding totaling $2.8 million at September 30, 2005. These notes are secured by real estate and equipment and bear interest at fixed rates ranging from 6.5% to 10.0%.
     Future maturities under long-term debt arrangements, including capital lease obligations, are as follows (in thousands):

Year Ending
September 30,
2006	$1,764
2007	4,524
2008	38,696
2009	36,575
2010	18,279
Thereafter	138

$99,976

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
     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46R), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.
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
(11) Shareholders’ Equity
     The following tables set forth the computation of basic and diluted earnings per share:

		Year Ended			Year Ended			Year Ended
	September 30, 2005			September 30, 2004			September 30, 2003
	Income	Common	Per	Income	Common	Per	Income	Common	Per
	Available	Shares	Share	Available	Shares	Share	Available	Shares	Share
	($000’s)	(000’s)	Amount	($000’s)	(000’s)	Amount	($000’s)	(000’s)	Amount
Basic earnings (loss) from continuing operations per share	$33,816	36,626	$0.92	$18,402	36,346	$0.51	$(10,152)	36,034	$(0.28)
Effects of dilutive stock and options:
Stock option plan and warrants	—	136	—	—	209	—	—	—	—

Diluted earnings (loss) from continuing operations per share	$33,816	36,762	$0.92	$18,402	36,555	$0.51	$(10,152)	36,034	$(0.28)

     Weighted average common shares used for the computation of basic earnings (loss) per share excludes certain common shares issued pursuant to the Company’s restricted stock plan and deferred compensation agreement, because under the related agreements the holders of restricted stock will forfeit such shares if certain employment or service requirements are not met. The effect of the conversion of the subordinated convertible debentures has not been included in the diluted earnings per share calculation since such securities were anti-dilutive for all periods. At September 30, 2005 and 2004, such securities were convertible into 1,419,588 shares of common stock. Options to acquire 2,453,353, 2,851,723 and 4,151,057 shares of common stock were excluded from the 2005, 2004 and 2003 diluted earnings per share calculations because they were anti-dilutive.
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
Future minimum rental commitments under operating leases and subleases are as follows (in thousands):

Year Ending	Fixed	Sub-rental	Net
September 30,	Rent	Income	Rent
2006	$182,833	$1,951	$180,882
2007	154,306	1,894	152,412
2008	116,744	1,371	115,373
2009	90,992	1,196	89,796
2010	74,821	1,221	73,600
Thereafter	422,129	20,148	401,981

Total future operating lease commitments	$1,041,825	$27,781	$1,014,044

Rental expense for all operating leases, along with offsetting rental income from subleases were as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Rentals:
Minimum	$244,776	$254,378	$262,189
Contingent	60,359	66,104	65,085

Total rent expense	305,135	320,482	327,274
Less sub-lease income	(16,305)	(16,570)	(15,961)

Total rent expense, net	$288,830	$303,912	$311,313

(13) Income Taxes
     Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2005	2004	2003
Current:
Federal	$30,328	$7,082	$6,093
Jobs credit, net of federal tax benefit	(961)	(305)	(727)

Net federal current tax expense	29,367	6,777	5,366
State	2,772	1,681	1,395
Non-U.S	(82)	2,728	(1,710)

Total current tax expense	32,057	11,186	5,051

Deferred:
Federal	(5,414)	2,202	(11,696)
State	804	388	(2,057)

Non-U.S.	522	—	1,799

Total deferred tax (benefit) expense	(4,088)	2,590	(11,954)

Total income tax expense (benefit) from continuing operations	$27,969	$13,776	$(6,903)

Total income taxes are allocated as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Income tax expense (benefit) from continuing operations	$27,969	$13,776	$(6,903)
Income tax (benefit) expense from discontinued operations	(4,236)	(1,056)	3,824
Shareholders’ equity for unrealized gain on fair value of derivatives for financial reporting purposes	(507)	721	1,106
Shareholders’ equity for compensation expense for tax purposes different from amounts recognized for financial reporting purposes	—	(205)	105

Total comprehensive income tax expense (benefit)	$23,226	$13,236	$(1,868)

     Provision has not been made for U.S. or additional foreign taxes on approximately $17.9 million, $33.6 million and $27.7 million at September 30, 2005, 2004 and 2003, respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.
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
     A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings (loss) from continuing operations before income taxes is summarized as follows (in thousands):

	Year Ended September 30,
	2005		2004		2003
U.S. Federal statutory rate on (loss) earnings from continuing operations before income taxes	$21,621	35.0%	$11,263	35.0%	$(5,969)	35.0%
State and city income taxes, including changes in valuation allowance net of federal tax effect	2,324	3.8	1,345	4.2	(430)	2.5
Jobs credits	(961)	(1.5)	(305)	(0.9)	(727)	4.3
Foreign versus US rate difference, including changes in valuation allowance	3,559	5.9	(181)	(0.6)	508	(3.0)
Equity in unconsolidated subsidiaries	1,097	1.7	1,428	4.4	(480)	2.8
Other	329	0.4	226	0.7	195	(1.1)

Income tax expense (benefit) from continuing operations	$27,969	45.3%	$13,776	42.8%	$(6,903)	40.5%

     Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2005	2004
Deferred tax assets:
Intangible assets	$5,662	$8,649
Accrued expenses	13,323	8,949
Allowance for doubtful accounts	143	988
Partnership interest	262	—
Deferred income	9,339	11,354
Deferred compensation expense	6,269	2,000
Net operating losses	14,201	10,514
Tax credits	528	1,594
Other	213	—

Total gross deferred tax assets	49,940	44,048

Deferred tax liabilities:
Property, equipment and leasehold improvements	(35,548)	(43,700)
Timing differences in recognition of partnership earnings	—	(409)
Unrecognized gain on fair value of derivative instruments	(1,202)	(507)
Deferred liability on discontinued foreign operations	(712)	—
Other	—	(51)

Total gross deferred tax liabilities	(37,462)	(44,667)
Valuation allowance on deferred tax assets	(12,094)	(5,497)

Net deferred tax assets (liabilities)	$384	$(6,116)

     As of September 30, 2005, the Company has foreign, state and city net operating loss carry forwards of approximately $223.8 million which expire between 2006 and 2024. Based on prior taxable income, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance has been provided for net operating loss carry forwards for which recoverability is deemed to be uncertain. The valuation allowance increase of $6.6 million during the year ended September 30, 2005 was to reflect net operating loss carry forwards in foreign operations and in certain states where management has determined that is is more likely than not that the deferred tax asset will not be realized.
(14) Employee Benefit Programs
     (a) Stock Plans
     In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under the plans, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares have been reserved for issuance under these two plans combined. Options representing 4,302,706 shares are outstanding under the stock option plan at September 30, 2005. Options are granted with an exercise price equal to the fair market value at the date of grant, generally vest over a one- to four-year period and generally expire ten years after the date of grant.
     In August 1995, both the Board of Directors and shareholders approved a stock plan for directors. A total of 475,000 shares have been reserved for issuance under the plan. Options to purchase 150,500 shares are outstanding under this plan at September 30, 2005.

     The following table summarizes the transactions pursuant to the Company’s stock option plans for the last three fiscal years:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at September 30, 2002	4,870,184	$19.48
Granted	1,585,500	$15.25
Exercised	(41,239)	$15.29
Canceled	(1,405,799)	$18.83

Outstanding at September 30, 2003	5,008,646	$18.33
Granted	654,750	$14.14
Exercised	(129,905)	$14.01
Canceled	(825,584)	$19.32

Outstanding at September 30, 2004	4,707,907	$17.70
Granted	305,000	$16.43
Exercised	(123,334)	$11.33
Canceled	(436,367)	$15.92

Outstanding at September 30, 2005	4,453,206	$17.86

     At September 30, 2005, 2004 and 2003, options to purchase 4,136,206, 2,144,778 and 1,476,019 shares of common stock, respectively, were exercisable at weighted average exercise prices of $18.23, $19.68 and $21.64, respectively.
     At September 30, 2005, information for outstanding options and options currently exercisable is as follows:

	Option Price Range Per Share
	$8.00-$13.99	$14.11-$16.95	$17.13-$18.80	$18.99-$20.14	$21.25-$51.06
Options outstanding
Number of options	1,053,536	933,372	1,032,138	1,099,100	335,185
Weighted-average exercise price	$12.94	$14.66	$18.68	$19.95	$32.85
Weighted-average contractual lives	7.28 years	7.60 years	6.60 years	5.68 years	2.61 years
Options exercisable
Number of options	736,411	933,372	1,032,138	1,099,100	335,185
Weighted-average exercise price	$12.94	$14.66	$18.68	$19.95	$32.85
At September 30, 2004, information for outstanding options and options currently exercisable is as follows:

	Option Price Range Per Share
	$8.00-$12.73	$13.28-$14.81	$16.36-$18.80	$18.99-$20.14	$20.49-$51.06
Options outstanding
Number of options	1,010,411	1,067,035	1,078,176	1,197,725	354,560
Weighted-average exercise price	$12.44	$14.19	$18.71	$19.94	$32.61
Weighted-average contractual lives	8.34 years	8.62 years	7.34 years	6.67 years	3.68 years
Options exercisable
Number of options	403,286	291,785	137,672	959,475	352,560
Weighted-average exercise price	$12.00	14.44	$18.50	$19.91	$32.66
     The Company also has an Employee Stock Purchase Plan which began on April 1, 1996, under which 850,000 shares of common stock have been reserved for issuance. The plan allows participants to contribute up to 10% of their normal pay (as defined in the Plan) to a custodial account for purchase of the Company’s common stock. Participants may enroll or make changes to their enrollment annually, and they may withdraw from the plan at any time by giving the Company written notice. Employees purchase stock annually following the end of the plan year at a price per share equal to the lesser of 85% of the closing market price of the Company’s common stock on the first or the last trading day of the plan year. At September 30, 2005, employees had purchased 595,032 shares under this plan. Beginning April 1, 2005, the Company has suspend contributions into the plan.
     (b) Profit-Sharing and 401(k) Plan
     The Company has a Profit-Sharing and 401(k) Savings Plan that allows eligible participants to make pretax contributions, receive Company 401(k) match contributions and participate in discretionary Company profit-sharing contributions. Employees 20 years or older may participate in the Plan after one year of continuous service, if the employee was employed prior to reaching age 65. Participants’ contributions, Company 401(k) match contributions and earnings thereon immediately vest. Company profit-sharing contributions are 100% vested after five years of continuous service. Company expense associated with this plan was $2.4 million, $2.1 million and $2.4 million in years 2005, 2004 and 2003, respectively.
     (c) Incentive Compensation Agreements
     The Company has incentive compensation agreements with certain key employees. Participating employees receive an annual bonus based on profitability of the operations and other factors for which they are responsible. Incentive compensation expense is accrued during the year based upon management’s estimate of amounts earned under the related agreements. Incentive compensation under all such agreements was approximately $5.4 million, $5.3 million and $4.8 million in years 2005, 2004 and 2003, respectively.
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
     The Company has a deferred compensation agreement that entitles the Chairman to receive annual payments of $500 thousand following his termination, for any reason until his death, in exchange for a covenant not to compete. In the event his wife survives him, she is entitled to annual payments of $500 thousand until her death. The Company recognizes annual compensation expense pursuant to this agreement equivalent to the change in the actuarially determined future obligation under the agreement. Compensation (benefit) expense associated with this agreement was approximately $861 thousand, $199 thousand and $(24) thousand in fiscal years 2005, 2004 and 2003, respectively. At September 30, 2005, the Company had recorded a liability of $4.5 million associated with this agreement.
     Agreements with certain former key executives of Allright provide for aggregate annual payments ranging from $20 thousand to $144 thousand per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $8.9 million have been purchased to fund, as necessary, the benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $1.7 million and $2.0 million at September 30, 2005 and 2004, respectively, and is included in other non-current assets. The plan is a nonqualified plan and is not subject to ERISA funding requirements. Deferred compensation costs for 2005, 2004 and 2003 were $721 thousand, $774 thousand and $466 thousand, respectively. At September 30, 2005, the Company had recorded a liability of $5.9 million associated with this plan.
     (e) Deferred Stock Unit Plan
     On December 19, 1996, the Board of Directors approved the adoption of the Company’s Deferred Stock Unit Plan. Under the plan, certain key employees have the opportunity to defer the receipt of certain portions of their cash compensation, instead receiving shares of common stock following certain periods of deferral. The plan is administered by a committee, appointed by the Board of Directors of the Company consisting of at least two non-employee “outside” directors of the Company. The Company reserved 375,000 shares of common stock for issuance under the 1996 Deferred Stock Unit Plan. Participants may defer up to 50% of their salary. As of September 30, 2005, $2.6 million of compensation remained deferred under this plan. Beginning on October 1, 2005, the Company has suspended deferrals into the plan.
     (f) Restricted Stock Units
     As of September 30, 2005, the Restricted Stock Plan had issued 330,463 shares. Expense related to vesting of restricted stock is recognized by the Company over the vesting period. Under the restricted stock plan, the Company granted 14,000 shares and 16,000 shares with weighted average fair values on grant date of $14.08 per share and $20.20 per share during fiscal year 2005 and 2004, respectively.
     The Company issued restricted stock valued at $197 thousand, $323 thousand and $216 thousand of restricted stock units, during fiscal year 2005, 2004 and 2003 respectively. These restricted stock grants are exercisable upon change of control of the Company.
(15) Related Parties
     In fiscal 2005, the Company leases two properties from an entity 50% owned by Monroe Carell, Jr., the Company’s chairman, for a combined base rent of $290 thousand plus percentage rent over specified thresholds. Total rent expense, including percentage rent, was $315 thousand, $296 thousand and $290 thousand in 2005, 2004 and 2003, respectively. Management believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated persons. A company owned by Mr. Carell, owns a 50% interest in a limited liability company that owns the Lodo Garage in Denver, Colorado. The entity owned by Mr. Carell purchased the interest in the garage from a third party. The Company owns the remaining 50%.

     In connection with the acquisition of Kinney, the Company entered into an agreement with Lewis Katz, a director of the Company whereby the director has agreed to seek new business opportunities in the form of leases and management contracts and renewals of existing leases and contracts as requested by the Company. During the fiscal years ended September 30, 2005, 2004 and 2003, the Company recognized expense of $649 thousand, $339 thousand and $592 thousand, respectively, in connection with this agreement.
     Lewis Katz, a director of the Company, has an ownership interest in Foley Parking Affiliate, LLC (“Foley Parking”). Foley Parking and the Company each own 50% of a company that leases a parking garage in New York City. The lease has a term of 20 years and the base rent is $1.3 million per year. This location incurred losses of approximately $80,000 and $636,000, in fiscal years 2005 and 2004, respectively.
(16) Contingencies
     In June and July 2003, four stockholders filed separate lawsuits against the Company, two former CEO’s, and a former CFO and its current Chairman in the U. S. District Court for the Middle District of Tennessee. The plaintiff in each case sought to represent a plaintiff class of purchasers of Central Parking’s Common Stock. The plaintiff in each case claimed that the defendants made material misrepresentations and/or omissions in connection with the Company’s financial statements for the quarter and fiscal year ended September 30, 2002 and about the Company’s internal controls in violation of the Securities Exchange Act of 1934, which allegedly caused the plaintiffs to buy Company stock at inflated prices. By order dated December 10, 2003, the Court consolidated the cases under the name, In re: Central Parking Corporation Securities Litigation, civil action No. 03-CV-0546, appointed two individuals as co-lead plaintiffs and approved their selection of counsel. The plaintiffs filed an amended complaint on February 13, 2004, in which plaintiffs added the Company’s Independent Registered Public Accountant as a defendant and in which the plaintiffs added a number of allegations. The amended complaint also sought to extend the putative class period during which investors purchased the Company’s Common Stock by approximately nine months (February 5, 2002 to February 13, 2003). On April 23, 2004, the defendants filed motions to dismiss the lawsuit. On August 11, 2004, the court dismissed all claims against the Company’s Independent Registered Public Accountant, but denied the motion to dismiss with respect to the Company and the individual defendants. On January 27, 2005, the Company announced that an agreement in principle had been reached to settle the lawsuit. Under the agreement in principle, the Company’s primary liability insurance carrier agreed to fully fund a $4.9 million payment that would be used to provide all benefits to shareholder class members and their counsel, and to cover related notice and administrative costs. A definitive settlement agreement was executed and, on April 8, 2005, the court entered an order granting preliminary approval of the negotiated settlement. Notice of the proposed settlement was mailed to all class members. The deadline for the class members to object to the settlement or require an exclusion from the class was May 31, 2005. The final hearing on the proposed settlement was held on June 10, 2005 and the settlement was approved on that date. The deadline for filing an appeal of the settlement was July 11, 2005. The settlement has been consummated, and this action is concluded.
     In addition to the matters described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company.
(17) Business Segments
     The Company’s business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain, the Republic of Ireland, Puerto Rico, Chile, Colombia, Peru, Venezuela, Greece, Poland, and Switzerland. The Company also conducts business through joint ventures in Mexico and Germany. Revenues attributable to foreign operations were less than 10% of consolidated revenues for each of fiscal years 2005, 2004 and 2003. In 2005, the United Kingdom and Canada account for 9.0% and 50.8% of total foreign revenues, respectively.
A summary of information about the Company’s foreign and domestic operations is as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$641,695	$649,463	$647,534
Foreign	27,298	48,087	45,863

Consolidated	$668,993	$697,550	$693,397

Operating earnings:
Domestic	$95,293	$45,712	$(4,715)
Foreign	(21,506)	8,042	3,385

Consolidated	$73,787	$53,754	$(1,330)

	Year Ended September 30,
	2005	2004	2003
Earnings (loss) from continuing operations before minority interest, and income taxes
Domestic	$86,150	$30,927	$(17,717)
Foreign	(23,034)	4,250	4,714

Consolidated	$63,116	$35,177	$(13,003)

Identifiable assets:
Domestic	$821,631	$879,003
Foreign	46,183	50,625

Consolidated	$867,814	$929,628

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating earnings (loss) by segment for the years ended September 30, 2005, 2004 and 2003 (in thousands) and identifiable assets as of September 30, 2005 and 2004. During fiscal year 2004, the Company realigned certain locations among segments. All prior years’ segment data has been reclassified to conform to the new segment alignment.

	Year Ended September 30,
	2005	2004	2003
Revenues (a):
Segment One	$77,685	$75,303	$73,218
Segment Two	284,792	296,878	289,686
Segment Three	18,468	17,909	15,262
Segment Four	29,591	35,039	35,146
Segment Five	9,870	10,052	9,469
Segment Six	89,574	96,222	94,813
Segment Seven	63,045	65,856	75,834
Segment Eight	85,756	87,883	91,667
Other	10,212	12,408	8,302

Total revenues	$668,993	$697,550	$693,397

Operating earnings (loss):
Segment One	$576	$396	$(4,269)
Segment Two	54,542	11,401	5,803
Segment Three	3,767	3,446	448
Segment Four	(8,751)	5,001	856
Segment Five	1,982	1,921	1,349
Segment Six	4,847	7,381	7,799
Segment Seven	814	(704)	(188)
Segment Eight	12,210	11,218	7,121
Other	3,800	13,694	(20,249)

Total operating earnings (loss)	$73,787	$53,754	$(1,330)

	September 30,
	2005	2004
Identifiable assets:
Segment One	$10,404	$11,449
Segment Two	321,310	328,565
Segment Three	13,707	12,257
Segment Four	43,406	47,927
Segment Five	1,322	134
Segment Six	23,423	22,542
Segment Seven	36,571	35,468
Segment Eight	35,709	32,306
Other	381,962	438,980

Total assets	$867,814	$929,628

(a)– Excludes reimbursement of management contract expenses.
Segment One encompasses the western region of the United States and Vancouver, BC.
Segment Two encompasses the Northeastern United States, including New York City, New Jersey, Boston and Philadelphia.
Segment Three encompasses the USA Parking acquisition.
Segment Four encompasses Europe, Puerto Rico, Central and South America.
Segment Five encompasses Nashville, TN.
Segment Six encompasses the Nebraska, Missouri, and the Midwestern region of the United States. It also includes Canada, excluding Vancouver.
Segment Seven encompasses the mid-Atlantic region of the United States and includes Virginia, Washington DC and Baltimore. It also includes Pennsylvania and Western New York.
Segment Eight encompasses Florida, Alabama, parts of Tennessee and portions of the southeastern region of the United States to include the Gulf Coast region and Texas.
Other encompasses the home office, eliminations, certain owned real estate, and certain partnerships.
(18) Subsequent Event
     In August of 2005 the Company made an offer to its shareholders to purchase up to 4,400,000 shares of common stock at a price no greater than $16.75 or lower than $14.50 per share. The transaction was structured as a modified Dutch Auction tender offer.
     The offer was amended to reduce the range from a price no higher than $16.00 and no lower than $14.00 per share. The transaction was concluded on October 14, 2005 at which time the Company accepted and purchased 4,859,674 shares at a price of $15.50 per share, totaling $75.3 million in cash payments. The company exercised its right to purchase an additional number of shares without extending or modifying the offer. The company used $75.3 million to repurchase the shares. The company funded the transaction with the Credit Facility.
     On December 23, 2005, the Company entered into a settlement agreement with Rotala PLC, the Flights Group companies, Stuart Lawrenson, Paul Churchman and Michael Tackley resolving the Company’s claims arising from certain actions taken by former employees of the Company in the United Kingdom. The key terms of the settlement include: (1) 46,666,667 shares of Rotala stock indirectly owned by Lawrenson will be sold through a private placement anticipated to close in the first quarter of 2006, with the proceeds of such sale to be paid to the Company; (2) Rotala will issue promissory notes to the Company with a value of L800,000 payable in annual installments between December 31, 2006, and December 31, 2010; (3) in addition to amounts already received from Rotala for goods and services benefiting the Flights Group, Rotala will pay an additional L270,000 to the Company upon completion of a previously announced fundraising, (4) Rotala will grant to the Company a warrant to purchase 15,000,000 ordinary shares of Rotala stock at an exercise price of 1.5 pence per share, exercisable for a five year period; A(5) Stuart Lawrenson is obligated to pay to the Company L70,000 within fourteen days and to pay an additional L60,000 within a year, and (6) Paul Churchman and Michael Tackley are each obligated pay L10,000 to the Company within ninety days. Once the conditions of this settlement have been met, all claims between the parties will be released.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Overview
     As previously disclosed in a Current Report on Form 8-K which we filed on September 30, 2005 and as described in Item 7 to this Form 10-K management of the Company became aware that certain employees in its United Kingdom subsidiary had engaged in unauthorized related party transactions utilizing Company assets and had made improper and inaccurate accounting entries that resulted in the over accrual of revenues and understatement of expenses during fiscal 2005. In addition, as further discussed in Item 7, during the fourth quarter, the Company reassessed its accounting for interest rate swap agreements related to its credit facility and determined that its prior accounting was incorrect. Accordingly, as described herein, the Company determined to restate its financial statements for the quarterly periods ended December 31, 2004, March 31, 2005 and June 30, 2005 to reflect these accounting errors. We also have determined internal control deficiencies existed related to deficiencies in company-level and other controls as discussed below.
     Management has determined that the internal control deficiencies discussed below are material weaknesses, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2. The Public Company Accounting Oversight Board has defined a material weakness as “a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Management has reviewed the internal control deficiencies with our Audit Committee, has discussed it with our independent registered public accounting firm, KPMG LLP, and has advised our Audit Committee that these deficiencies are material weaknesses in our internal control over financial reporting.
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate the risk of collusion or management override completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our, or any, system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) in each of the quarterly periods ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005. At the time of the filing of our Form 10-Qs for the quarterly periods ended December 31, 2004, March 31, 2005 and June 30, 2005, on the basis of those evaluations, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
     In light of the material weaknesses in internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer now have concluded that our disclosure controls and procedures were not effective as of December 31, 2004, March 31, 2005, and June 30, 2005. In addition, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were not effective as of September 30, 2005.
     In response to these material weaknesses, the Audit Committee conducted an investigation of certain matters related to the United Kingdom subsidiary and management performed additional analyses and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management, including our Chief Executive Officer and Chief Financial Officer, believes the restated 2005 quarterly financial results and the consolidated financial statements as of September included in this report fairly present, in all material respects, our results of operations for the periods presented.
(b) Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
     As a result of this assessment, management identified material weaknesses in internal control over financial reporting as follows:
1. Inadequate company-level controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to three of the five components of internal control as defined by COSO (control environment, monitoring, and information and communication). Specifically,
•	Our control environment did not sufficiently promote integrity and ethical values over financial reporting throughout our management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below;

•	We had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely; and

•	There was inadequate communication from management to employees regarding the importance of controls and employees’ duties and control responsibilities.
     These deficiencies resulted in more than a remote likelihood that a material misstatement of our interim or annual financial statements would not be prevented or detected.
2. Inadequate Expertise in U.S. Generally Accepted Accounting Principles. Our finance and accounting personnel were inadequately trained and lacked appropriate expertise in U.S. generally accepted accounting principles to prepare financial information for inclusion in the Company’s consolidated financial statements. This deficiency resulted in the improper capitalization of certain property and equipment, the improper recognition of revenue on certain management agreements, improper deferral of gains and losses on interest rate swap agreements, the failure to recognize impairment on property and equipment and other long-term assets, which required adjustments to the interim and annual financial statements.
3. Inadequate segregation of duties. We had inadequate procedures and controls to ensure proper segregation of duties within our purchasing, disbursements and accounting processes. As a result, misappropriations of assets occurred and were not detected in a timely manner. This deficiency resulted in the misappropriation of assets due to the unauthorized transfer of certain management contracts to a former officer of the United Kingdom subsidiary and the Company’s continued payment and recognition of management costs after the contracts were transferred, which required adjustments to the interim and annual financial statements to write-off certain current assets, property and equipment and goodwill.
4. Inadequate financial statement preparation and review procedures. We had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual financial statements were prepared and reviewed on a timely basis. Specifically, we had insufficient levels of supporting documentation and review and supervision of the Company’s accounting and finance departments. These deficiencies resulted in errors in the recognition of revenue, improper capitalization of certain property and equipment, improperly recorded assets, the failure to record certain accrued liabilities in the United Kingdom subsidiary which required adjustments to the interim and annual financial statements.
5. Inadequate reviews of account reconciliations, analyses and journal entries. We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in inappropriate recognition of revenue, inappropriate classification of assets, improperly recorded assets, the failure to recorded certain accrued liabilities, which required adjustments to the interim and annual financial statements.
6. Inadequate controls over authorization of purchase and disbursement transactions. We had inadequate controls over purchases and the disbursement of funds as well as the recording of accruals for purchases and expenses. Specifically,
•	Inadequate and ineffective policies over the authorization of purchases;

•	Ineffective invoice approval policies;

•	Ineffective supervisory oversight and/or review of the addition or removal of management contracts; and

•	Inadequate period-end cut-off procedures in the procurement cycle.
     These deficiencies increase the likelihood that unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in the misappropriation of assets because of the unauthorized transfer of certain management contracts to a former officer of the United Kingdom subsidiary, the Company’s continued payment and recognition of management costs after the contracts were transferred, and the failure to record certain accrued liabilities, which required adjustments to the interim and annual financial statements.
7. Inadequate controls over revenue recognition. Our review procedures over accounting for revenue recognition were not functioning effectively. Specifically, the review procedures over the application of our revenue recognition policies for management agreements were inadequate. These deficiencies resulted in the improper recognition of revenue on certain management contracts, which required adjustments to the interim and annual financial statements.
     As a result of these material weaknesses as of September 30, 2005 in the Company’s internal control over financial reporting, management has concluded that, as of September 30, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.
     Our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their auditors’ report which is included in Item 8 of this Form 10-K.
(c) Changes in Internal Control Over Financial Reporting
     During the fourth quarter of 2005, the Company removed the persons directly responsible for the unauthorized related party transactions and improper and inaccurate accounting entries in the United Kingdom subsidiary. There were no other changes in our internal control over financial reporting that occurred in the fourth quarter of 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
     Subsequent to September 30, 2005, we implemented the remedial measures outlined below to address the identified material weaknesses in connection with the preparation of our September 30, 2005 consolidated financial statements. We have dedicated additional resources to the review of our control processes and procedures surrounding the internal control environment. Furthermore, we have been conducting a thorough review and evaluation of our internal controls as part of our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
     In order to remediate the weaknesses in our internal control over financial reporting, management has implemented the following measures as of the date of filing of this Form 10-K:
•	Hired senior management including financial reporting personnel.

•	Changed the lines of reporting so that the accounting, internal audit, information technology and human resources functions in the United Kingdom subsidiary report directly to the corresponding department heads in the United States.

•	Established new approval authorization control limits.

•	Established new reconciliation procedures.

•	Replaced accounting software used in the United Kingdom subsidiary with programs used in the United States and U.S. management employees have direct access to this system.
     Management is considering additional remedial actions to be implemented in fiscal 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Central Parking Corporation:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)) that Central Parking Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Central Parking Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified and included in its assessment the following material weaknesses as of September 30, 2005:
1. Inadequate company-level controls. Management did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to three of the five components of internal control as defined by COSO (control environment, monitoring, and information and communication). Specifically,
•	The Company’s control environment did not sufficiently promote integrity and ethical values over financial reporting throughout the Company’s management structure, and this material weakness was a contributing factor in the development of other material weaknesses described below;

•	Management had inadequate monitoring controls, including inadequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely; and

•	There was inadequate communication from management to employees regarding the general importance of controls and employees’ duties and control responsibilities.
     These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.
2. Inadequate Expertise in U.S. Generally Accepted Accounting Principles. The Company’s finance and accounting personnel were inadequately trained and lacked appropriate expertise in U.S. generally accepted accounting principles to prepare financial information for inclusion in the Company’s consolidated financial statements. This deficiency resulted in the improper capitalization of certain property and equipment, the improper recognition of revenue on certain management agreements, improper deferral of gains and losses and interest rate swap agreements, the failure to recognize impairment on property and equipment and other long-term assets which required adjustments to the interim and annual financial statements.
3. Inadequate segregation of duties. The Company had inadequate procedures and controls to ensure proper segregation of duties within the Company’s purchasing, disbursements and accounting processes. As a result, misappropriations of assets occurred and were not detected in a timely manner. This deficiency resulted in the misappropriation of assets due to the unauthorized transfer of certain management contracts to a former officer of the United Kingdom subsidiary and the Company’s continued payment and recognition of management costs after the contracts were transferred, which required adjustments to the interim and annual financial statements to write-off certain current assets, property and equipment and goodwill.
4. Inadequate financial statement preparation and review procedures. The Company had inadequate policies, procedures and personnel to ensure that accurate, reliable interim and annual financial statements were prepared and reviewed on a timely basis. Specifically, the Company had insufficient levels of supporting documentation and review and supervision of the Company’s accounting and finance departments. These deficiencies resulted in errors in the recognition of revenue, improper capitalization of certain property and equipment, improperly recorded assets, and the failure to record certain accrued liabilities in the United Kingdom subsidiary which required adjustments to interim and annual financial statements.
5. Inadequate reviews of account reconciliations, analyses and journal entries. The Company had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in inappropriate recognition of revenue, inappropriate classification of assets, improperly recorded assets, and the failure to record certain accrued liabilities, which required adjustments to the interim and annual financial statements.
6. Inadequate controls over authorization of purchase and disbursement transactions. The Company had inadequate controls over purchases and the disbursement of funds as well as the recording of accruals for purchases and expenses. Specifically,
•	Inadequate and ineffective policies over the authorization of purchases;

•	Ineffective invoice approval policies;

•	Ineffective supervisory oversight and/or review of the addition or removal of management contracts; and

•	Inadequate period-end cut-off procedures in the procurement cycle.
     These deficiencies increase the likelihood that unauthorized purchases and disbursements could occur and not be detected in a timely manner. These deficiencies resulted in the misappropriation of assets because of the unauthorized transfer of certain management contracts to a former officer of the United Kingdom subsidiary, the Company’s continued payment and recognition of management costs after the contracts were transferred, and the failure to record certain accrued liabilities, which required adjustments to the interim and annual financial statements.
7. Inadequate controls over revenue recognition. The Company’s review procedures over accounting for revenue recognition were not functioning effectively. Specifically, the review procedures over the application of revenue recognition policies for management agreements were inadequate. These deficiencies resulted in the improper recognition of revenue on certain management contracts, which required adjustments to the interim and annual financial statements.
     In our opinion, management’s assessment that Central Parking Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Central Parking Corporation did not maintain effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Central Parking Corporation and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2005. The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated December 29, 2005, which expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Nashville, Tennessee
December 29, 2005

PART III
Item 10. Directors and Executive Officers of the Registrant
     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2006 Annual Meeting of Shareholders.
Item 11. Executive Compensation
     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2006 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2006 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions
     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2006 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
     Information concerning this Item is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2006 Annual Meeting of Shareholders.
Item 15. Exhibits and Financial Statement Schedules
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

CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Amounts in thousands

	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	(Deductions)	End of
Description	Period	Expenses	Accounts	Recoveries	Period
Allowance for Doubtful Accounts
Year ended September 30, 2003	$561	4,938	—	(1,779)	$3,720
Year ended September 30, 2004	3,720	959	—	(1,473)	3,206
Year ended September 30, 2005	3,206	8,854	—	(1,792)	10,268

Deferred Tax Valuation Account
Year ended September 30, 2003	$15,279	2,167	(11,949)	—	$5,497
Year ended September 30, 2004	5,497	—	—	—	5,497
Year ended September 30, 2005	5,497	6,597	—	—	12,094
See accompanying report of Independent Registered Public Accounting Firm.
CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule IV — Mortgage Loans on Real Estate

Principal Amount
		Final	Periodic		Face	Carrying	of Loans Subject
	Interest	Maturity	Payment	Prior	Amount of	Amount of	to Delinquent
Description	Rate	Date	Terms	Liens	Mortgage	Mortgage	Principal or Interest
Mortgage note secured by parking garages	1-month LIBOR + 1.625%	2/28/08	Monthly interest only with balance of $12,681,698 due at maturity	None	$12,681,698	$12,681,698 at September 30, 2005	None
See accompanying report of Independent Registered Public Accounting Firm.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL PARKING CORPORATION

Date: December 29, 2005	By:	/s/ Jeff Heavrin

Jeff Heavrin
Senior Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Monroe J. Carell, Jr.	Chairman, Director	December 29, 2005
Monroe J. Carell, Jr.

/s/ EMANUEL EADS Emanuel Eads	President and Chief Executive Officer	December 29, 2005

/s/ Jeff Heavrin Jeff Heavrin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 29, 2005

/s/ Cecil Conlee Cecil Conlee	Director	December 29, 2005

/s/ Lewis Katz Lewis Katz	Director	December 29, 2005

/s/ Edward G. Nelson Edward G. Nelson	Director	December 29, 2005

/s/ Owen Shell, Jr. Owen Shell, Jr.	Director	December 29, 2005

/s/ WILLIAM SMITH William Smith	Director	December 29, 2005

/s/ RAY BAKER Ray Baker	Director	December 29, 2005

/s/ KATHRYN BROWN Kathryn Brown	Director	December 29, 2005

Exhibit Index

Exhibit
Number	Document

2	Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.1	Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.2	Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

3.1	(a) Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

(b) Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	Registration Rights Agreement dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.3	Amendment dated January 5, 1999 to the Registration Rights Agreement dated as of September 21, 1998, by and between the Registrant, Apollo Real Estate Investment fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.4	Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated

Exhibit
Number	Document

Debentures due 2028 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5	Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998 (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6	Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.7	Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1	Executive Compensation Plans and Arrangements

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

(d) 1995 Restricted Stock Plan (Incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

(e) Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement No.33-95640 on Form S-1).

(f) Monroe J. Carell, Jr. Employment Agreement (Incorporated by reference to Exhibit 10.1(f) to the Company’s Annual Report on Form 10-K/A filed on December 17, 2004)

(g) Monroe J. Carell, Jr. Revised Deferred Compensation Agreement, as amended (Incorporated by reference to Exhibit 10.1(g) to the Company’s Annual Report on Form 10-K/A filed on December 17, 2004)

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

Exhibit
Number	Document

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

(p) Amendment No. 1 effective June 1, 2005 to the 2003 Employment Agreement between the Company and Jeff Heavrin. (filed herewith)

(q) Form of Senior Executive Employment Agreement (Incorporated by reference to Exhibit 10.1(t) to the Company’s Annual Report on Form 10-K filed on December 24, 2003)

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

10.3	Form of Option Agreement under Directors plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.4	Form of Indemnification Agreement for Directors (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.5	Indemnification Agreement for Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.6	Form of Management Contract (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on December 21, 2001).

10.7	Form of Lease (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on December 21, 2001).

10.8	1998 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.9	Exchange Agreement between the Company and Monroe J. Carell, Jr. (Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement No. 33-95640 on Form S-1).

10.10	Consulting Agreement dated as of February 12, 1998, by and between Central Parking Corporation and Lewis Katz (Incorporated by reference to Exhibit 10.20 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.11	Limited Partnership Agreement dated as of August 11, 1999, by and between CPS of the Northeast, Inc. and Arizin Ventures, L.L.C. (Incorporated by reference to Exhibit 10.21 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.12	Shareholders’ Agreement and Agreement Not to Compete by and among Central Parking Corporation, Monroe J. Carell, Jr., Lewis Katz and Saul Schwartz dated as of February 12, 1998 (Incorporated by reference to Exhibit 10.23 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.13	Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot) (Incorporated by reference to Exhibit 10.24 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

Exhibit
Number	Document

10.14	First Amendment to Lease Agreement dated as of July 29, 1997, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Alloway Parking Lot) (Incorporated by reference to Exhibit 10.25 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.15	Lease Agreement dated as of October 6, 1995 by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot) (Incorporated by reference to Exhibit 10.26 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.16	First Amendment to Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking System of Tennessee, Inc. (Second and Church Parking Lot) (Incorporated by reference to Exhibit 10.27 of the Company’s Report on Form 10-K for the period ended September 30, 1999).

10.17	Revolving Credit Note dated November 1, 2002, by Suntrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on February 18, 2003).

10.18	Promissory Note dated January 8, 2003 by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.2 on Form 10-Q filed on February 18, 2003).

10.19	Credit Agreement dated February 28, 2003, among Central Parking Corporation, et. al and Bank of America, N.A., et al. (Incorporated by reference to Exhibit 99.2 on Form 8-K filed on March 4, 2003)

10.20	Waiver Agreement dated May 14, 2003, by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.3 on Form 10-Q filed on May 15, 2003).

10.21	Employment Agreement dated March 3, 2003, by William J. Vareschi, Jr. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.4 on Form 10-Q filed on May 15, 2003).

10.22	First Amendment to Credit Agreement dated August 12, 2003, by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 14, 2003).

10.23	Second Amendment to the Credit Facility dated June 4, 2004 by Bank of America, N.A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 13, 2004)

10.24	Third Amendment to the Credit Facility dated January 25, 2005 by Bank of America, N.A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on February 9, 2005).

10.25	Fourth Amendment to Credit Agreement dated August 11, 2005, among Central Parking Corporation, et. al and Bank of America, N.A., et. al. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 12, 2005).

10.26	International Swap Dealers Association, Inc. Master Agreement dated as of June 9, 2003, by JP Morgan Chase Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.4 on Form 10-Q filed on August 14, 2003).

10.27	International Swap Dealers Association, Inc. Master Agreement dated as of May 23, 2003, by SunTrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.5 on Form 10-Q filed on August 14, 2003).

10.28	Waiver Agreement dated October 12, 2005 by and between the Company and Central Parking System, Inc., Allright Corporation, Kinney System Inc., CPS Finance, Inc. and Central Parking System of Tennessee, Inc., and certain subsidiaries of the Company and a group of lenders having Bank of America, N.A. as their administrative agent (the “Lenders”). (filed herewith)

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of KPMG LLP (filed herewith).

Exhibit
Number	Document

31.1	Certification of Emanuel Eads pursuant to Rule 13a-14(a).

31.2	Certification of Jeff Heavrin pursuant to Rule 13a-14(a).

32.1	Certification of Emanuel Eads pursuant to Section 1350.

32.2	Certification of Jeff Heavrin pursuant to Section 1350.