Form 10-Q
period 2005-12-31
CENTRAL PARKING CORP
filed 2006-02-09
CIK 949298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 8, 2006

Common Stock, $0.01 par value	31,944,807

INDEX
CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
Amounts in thousands, except share data

	December 31,	September 30,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$33,561	$26,055
Management accounts receivable, net of allowance for doubtful accounts of $7,933 and $10,268 at December 31, 2005 and September 30, 2005, respectively	49,031	51,931
Accounts receivable — other	17,948	15,537
Current portion of notes receivable (including amounts due from related parties of $902 at December 31, 2005 and $937 at September 30, 2005)	5,855	5,818
Prepaid expenses	12,369	8,630
Assets held for sale	37,803	49,048
Available for sale securities	4,617	4,606
Deferred income taxes	21,817	19,949

Total current assets	183,001	181,574
Notes receivable, less current portion	9,936	10,480
Property, equipment, and leasehold improvements, net	319,608	327,391
Contracts and lease rights, net	78,584	80,064
Goodwill, net	232,443	232,443
Investment in and advances to partnerships and joint ventures	4,209	4,443
Other assets	28,936	31,419

Total assets	$856,717	$867,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,172	$1,764
Trade accounts payable	88,219	83,604
Accrued expenses	49,787	52,809
Management accounts payable	24,482	25,532
Income taxes payable	9,330	12,389

Total current liabilities	173,990	176,098
Long-term debt and capital lease obligations, less current portion	146,863	98,212
Subordinated convertible debentures	78,085	78,085
Deferred rent	21,774	22,113
Deferred income taxes	20,380	19,565
Other liabilities	21,219	21,152

Total liabilities	462,311	415,225

Minority interest	436	528

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 31,940,156 and 36,759,155 shares issued and outstanding at December 31, 2005 and September 30, 2005, respectively	320	368
Additional paid-in capital	177,123	251,784
Accumulated other comprehensive income, net	2,574	3,432
Retained earnings	214,658	197,182
Other	(705)	(705)

Total shareholders’ equity	393,970	452,061

Total liabilities and shareholders’ equity	$856,717	$867,814

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
Amounts in thousands, except per share data

	Three months ended December 31,
	2005	2004
Revenues:
Parking	$135,108	$140,300
Management contracts	28,855	30,641

	163,963	170,941
Reimbursement of management contract expenses	115,496	112,682

Total revenues	279,459	283,623

Costs and expenses:
Cost of parking	123,722	125,495
Cost of management contracts	10,890	15,262
General and administrative	20,878	18,900

	155,490	159,657
Reimbursed management contract expenses	115,496	112,682

Total costs and expenses	270,986	272,339
Property-related gains, net	23,043	1,881

Operating earnings	31,516	13,165

Other income (expense):
Interest income	302	1,206
Interest expense	(3,957)	(4,958)
(Loss) gain on derivative instruments	(71)	555
Equity in partnership and joint venture earnings	421	302

Earnings from continuing operations before minority interest and income taxes	28,211	10,270
Minority interest, net of tax	(355)	(303)

Earnings from continuing operations before income taxes	27,856	9,967
Income tax expense	(10,893)	(3,331)

Earnings from continuing operations	16,963	6,636

Gain (loss) from discontinued operations, net of tax	992	(3,765)

Net earnings	$17,955	$2,871

Basic earnings (loss) per share:
Earnings from continuing operations	$0.52	$0.18
Gain (loss) from discontinued operations, net of tax	0.03	(0.10)

Net earnings	$0.55	$0.08

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.51	$0.18
Gain (loss) from discontinued operations, net of tax	0.03	(0.10)

Net earnings	$0.54	$0.08

Weighted average shares used for basic per share data	32,908	36,564
Effect of dilutive common stock options	62	85

Weighted average shares used for dilutive per share data	32,970	36,649

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
Amounts in thousands

	Three months ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$17,955	$2,871
(Gain) loss from discontinued operations	(992)	3,765

Earnings from continuing operations	16,963	6,636
Adjustments to reconcile earnings from continuing operations to net cash used by operating activities:
Depreciation and amortization	7,754	7,286
Equity in partnership and joint venture earnings	(421)	(302)
Distributions from partnerships and joint ventures	1,111	827
Property-related gains, net	(23,043)	(1,881)
Loss (gain) on derivative instruments	71	(555)
Deferred income tax expense	(1,054)	(130)
Minority interest, net of tax	355	303
Changes in operating assets and liabilities:
Management accounts receivable	2,440	(18,616)
Accounts receivable — other	(2,496)	(2,424)
Prepaid expenses	(3,830)	(2,470)
Other assets	1,652	(3,319)
Trade accounts payable, accrued expenses and other liabilities	1,874	(2,149)
Management accounts payable	(953)	12,976
Deferred rent	(339)	(730)
Refundable income taxes	—	1,442
Income taxes payable	(3,042)	281

Net cash used by operating activities — continuing operations	(2,958)	(2,825)
Net cash used by operating activities — discontinued operations	(518)	(105)

Net cash used by operating activities	(3,476)	(2,930)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	40,730	6,177
Purchases of property, equipment and leasehold improvements	(3,890)	(2,186)
Purchase of lease rights	—	(3,679)
Other investing activities	46	(1,098)

Net cash provided (used) by investing activities	36,886	(786)

Cash flows from financing activities:
Dividends paid	(479)	(549)
Net borrowings under revolving credit agreement	49,438	2,500
Proceeds from issuance of notes payable, net of issuance costs	433	5,481
Principal repayments on long-term debt and capital lease obligations	(360)	(438)
Payment to minority interest partners	(95)	—
Repurchase of common stock	(75,324)	—
Proceeds from issuance of common stock and exercise of stock options	615	250

Net cash (used) provided by financing activities	(25,772)	7,244

Foreign currency translation	(132)	(121)

Net increase in cash and cash equivalents	7,506	3,407

Cash and cash equivalents at beginning of period	26,055	27,628

Cash and cash equivalents at end of period	$33,561	$31,035

Non-cash transactions:
Unrealized gain on fair value of investment securities, net of tax	$10	$26

Cash payments for:
Interest	$2,943	$3,661
Income taxes	$15,311	$757
See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1) Basis of Presentation
a. The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2005 (included in the Company’s Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current period presentation.
b. Prior to October 1, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards for the first quarter ended December 31, 2004.

Three Months
ended
December 31,
2004
Net earnings, as reported	$2,871
Add stock-based employee compensation expense included in reported net income, net of tax	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,173)

Pro forma net earnings	$1,698

Earnings per share:
Basic—as reported	$0.08

Basic—pro forma	$0.05

Diluted—as reported	$0.08

Diluted—pro forma	$0.05

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
          Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No.123R using the modified prospective method. Under this method, compensation costs in the first quarter of 2006 is based on the estimated fair value of the respective options and the proportion vesting in the period. Deductions for stock-based employee compensation expense for the first quarter ended December 31, 2005 was calculated using the Black-Scholes option-pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility.
          There were no options granted during the first quarter ended December 31, 2005. The estimated weighted average fair value of the options granted during 2005 was $5.85 using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant, weighted average volatility of 33% for fiscal year 2005, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 7.0 years for 2005.
          The adoption of SFAS No.123(R) using the modified prospective method resulted in the Company recognizing $111 thousand of stock based compensation expense in the quarter ended December 31, 2005
          A summary for the Company’s stock option activity as of December 31, 2005, and changes during the first quarter of fiscal 2006 is presented in the following table:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at September 30, 2005	4,153,206 (a)	$17.98
Granted	—	n/a
Exercised	(40,675)	$11.56
Canceled	(39,926)	$16.01

Outstanding at December 31, 2005	4,072,605	$18.06

Exercisable at December 31, 2005	3,815,105	$18.42

(a)           The Company’s consolidated financial statements included in its 2005 Annual Report on Form 10-K included disclosures as to the number of options granted during fiscal 2005 and outstanding at September 30, 2005. Such amounts included as an award for 300,000 option shares which, after further analysis by the Company, did not, in fact, occur due to the fact that options were not available for grant under the Company’s stock option plans. These options are not included in this outstanding stock option table as of September 30, 2005.
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
     The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both December 31, 2005 and 2004. For the three months ended December 31, 2005 and 2004, options to purchase 2,830,710 and 2,800,567 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.
(3) Property-Related Gains, Net
     The Company routinely disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three months ended December 31, 2005 and December 31, 2004 is as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Net gains on sale of property	$23,841	$1,943
Impairment charges for property, equipment and leasehold improvements	(789)	(62)
Impairment charges for contract rights, lease rights and other intangible assets	(9)	—

Property-related gains, net	$23,043	$1,881

     Net property-related gains for the three months ended December 31, 2005 were $23.0 million. The $23.0 million gain was comprised of gains on sale of property of $23.8 million ($12.9 million in Houston, $5.8 million in Chicago, $1.7 million in Atlanta, $1.4 million in Denver, $1.4 million in West Palm Beach and $0.6 million in miscellaneous properties); partially offset by $0.8 million of impairments of leasehold improvements, contract rights and other intangible assets. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related gains for the three months ended December 31, 2004 was $1.9 million.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The net property-related gains noted above have been classified in continuing operations as the individual disposal transactions did not meet the SFAS No. 144 criteria for classification as discontinued operations primarily due to the expected retention of certain cash flows from assets disposed. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations. See footnote 7 for a discussion of discontinued operations.
(4) Intangible Assets
     As of December 31, 2005, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$140,722	$62,138	$78,584

     Amortization expense related to the contract and lease rights was $2.0 million for the three months ended December 31, 2005, and $1.8 million for the three months ended December 31, 2004.
(5) Long-Term Debt
     The Company’s credit facility (the “Credit Facility”) provides for an aggregate availability of up to $300 million consisting of a $225 million revolving loan, including a sub-limit of $90 million for standby letters of credit, and a $75 million term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries.
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2005 was 193 basis points. The amount outstanding under the Company’s Credit Facility was $130.8 million consisting of a $74.3 million term loan and a $56.5 million revolving loan, with an overall weighted average interest rate of 5.2% as of December 31, 2005. The term loan is required to be repaid in quarterly payments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The revolving loan is required to be repaid February 2008. The aggregate availability under the Credit Facility was $121.8 million at December 31, 2005, which is net of $46.7 million of stand-by letters of credit. During the first quarter, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.

     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at December 31, 2005.
(6) Derivative Financial Instruments
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
     At December 31, 2005, the Company’s derivative financial instruments consisted of two interest rate swaps with a combined notional amount of $87.5 million. These derivative financial instruments are reported at their fair values and are included as other assets on the consolidated balance sheets. The following table lists the fair value of the derivative financial instruments (amounts in thousands):

	December 31,	September 30,
	2005	2005
Derivative instrument assets:
Interest rate swaps	$2,978	$3,006

     Because not all of the terms are consistent with those of the Credit Facility, the derivatives do not qualify as a cash flow hedge for accounting purposes. As such, any changes in the fair market value of these derivative instruments are included in the consolidated statement of operations.
     The Company entered into an interest rate cap agreement on the underlying $12.7 million loan in October 2005. This agreement limits the Company’s exposure to the floating interest rate by paying the Company for interest paid in excess of 5.50%.
(7) Discontinued Operations
     For first quarter 2006, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in a gain from discontinued operations of $1.0 million. Included in discontinued operations in first quarter 2006 is income of $2.3 million from settlement agreement with Rotala, see footnote 9 for additional disclosures. Also included in discontinued operations are losses of $2.0 million related to the United Kingdom transportation division. The Company had a gain of $0.7 million from the sale of property. The Company’s 2005 results were reclassified to reflect the operations of these locations as discontinued operations, net of related income taxes.
(8) Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R was effective for the Company beginning October 1, 2005. See footnote (1) for additional information.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, and early adoption of FIN No. 47 is encouraged. The Company has not determined the impact, if any, that the adoption of this pronouncement will have on its consolidated financial statements.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. The Company has not determined the impact, if any, that the adoption of this pronouncement will have on its consolidated financial statements.
In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it. The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause. The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005). For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has not determined the impact, if any, that the adoption of this pronouncement will have on its consolidated financial statements.
(9) Commitments and Contingencies
     On December 23, 2005, the Company entered into a settlement agreement with Rotala PLC, the Flights Group companies, Stuart Lawrenson, Paul Churchman and Michael Tackley resolving the Company’s claims arising from certain actions taken by former employees of the Company in the United Kingdom. The key terms of the settlement include: (1) 46,666,667 shares of Rotala stock indirectly owned by Lawrenson were sold through a private placement with net proceeds of pound sterling (“GBP”) 602,296 (USD $1,034,999) received by the Company on January 26, 2006; (2) Rotala issued promissory notes to the Company with a value of GBP 800,000 (USD $1,374,738), payable in annual installments between December 31, 2006, and December 31, 2010; (3) in addition to amounts already received from Rotala for goods and services benefiting the Flights Group, Rotala will pay an additional GBP 270,000 (USD $463,974) to the Company upon completion of a previously announced fundraising; (4) Rotala granted to the Company a warrant to purchase 15,000,000 ordinary shares of Rotala stock at an exercise price of 1.5 pence per share, exercisable for a five year period; (5) Stuart Lawrenson is obligated to pay to the Company GPB 70,000 (USD $120,290) in April 2006 and to pay an additional GBP 60,000 (USD $103,105) within a year; and (6) Paul Churchman and Michael Tackley are each obligated pay GBP 10,000 (USD $17,184) to the Company within ninety days. (US dollars were calculated using the exchange rate as of December 30, 2005.) Once the conditions of this settlement have been met, all claims between the parties will be released. During the first quarter of fiscal 2006, the Company recorded the net proceeds of $1.0 million from the sale of the 46,666,667 shares of Rotala stock noted in item (1) above and the collection of approximately $1.3 million related to receivables collected from Rotala for goods and services previously provided by our operations in the United Kingdom as income from discontinued operations. An allowance for doubtful accounts has been recorded for the remaining receivables from the Rotala settlement agreement noted in items (2) through (6) above.
     As part of the Company’s strategic review of operations, it is anticipated that the Company will exit certain transportation contracts in the United Kingdom. The Company anticipates lease termination costs to be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
     In addition to the matter described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company.
(10) Comprehensive Income
     Comprehensive income for the three months ended December 31, 2005 and 2004 was as follows (in thousands):

	Three months ended
	December 31,
	2005	2004
Net earnings	$17,955	$2,871
Change in fair value of investment securities, net of tax	10	26
Change in foreign currency cumulative translation adjustment	(868)	3,734

Comprehensive income	$17,097	$6,631

(11) Stock Repurchase
          In August of 2005, the Company made an offer to its shareholders to purchase up to 4,400,000 shares of common stock at a price no greater than $16.75 or lower than $14.50 per share. The transaction was structured as a modified Dutch Auction tender offer.
     The offer was amended to reduce the range from a price no higher than $16.00 and no lower than $14.00 per share. The transaction was concluded on October 14, 2005 at which time the Company accepted and purchased 4,400,000 shares at a price of $15.50 per share. The Company exercised its right to purchase an additional 459,674 shares without extending or modifying the offer. The Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
(12) Business Segments
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three months ended December 31, 2005 and 2004, as well as identifiable assets for each segment as of December 31, 2005 and September 30, 2005. The segment information has been updated for 2005 and 2004 to incorporate changes in the Company’s segment structure.

	Three months ended
	December 31,
	2005	2004
Revenues:(1)
Segment One	$24,983	$26,861
Segment Two	14,815	15,536
Segment Three	6,274	7,851
Segment Four	17,164	18,109
Segment Five	72,571	72,133
Segment Six	18,918	21,413
Segment Seven	4,152	4,653
Segment Eight	2,620	1,766
Other	2,466	2,619

Total revenues	$163,963	$170,941

(1) Revenues exclude reimbursement of management contract expenses. Such amounts were $115.5 million and $112.7 million for the three months ended December 31, 2005 and 2004, respectively.

	For the three months ended
	December 31,
	2005	2004
Operating earnings (loss):
Segment One	$2,498	$1,775
Segment Two	1,623	141
Segment Three	(2,668)	1,551
Segment Four	2,713	899
Segment Five	4,511	6,220
Segment Six	2,192	2,689
Segment Seven	863	807
Segment Eight	(135)	(137)
Other	19,919	(780)

Total operating earnings	$31,516	$13,165

	December 31,	September 30,
	2005	2005
Identifiable assets:
Segment One	$24,006	$24,484
Segment Two	36,213	36,571
Segment Three	31,425	32,423
Segment Four	10,640	10,630
Segment Five	318,491	321,384
Segment Six	34,182	35,822
Segment Seven	14,965	11,457
Segment Eight	11,105	10,984
Other	375,690	384,059

Total assets	$856,717	$867,814

Segment One encompasses Nebraska, Missouri, Colorado and the Midwestern region of the United States. It also includes Canada, excluding Vancouver.

Segment Two encompasses the southeastern region of the United States to include Washington DC and Baltimore. It also includes Pennsylvania and western New York.

Segment Three encompasses Europe.

Segment Four encompasses Nashville, TN, Memphis, TN and the western region of the United States and Vancouver, BC.

Segment Five encompasses the northeastern region of the United States to include New York City, New Jersey, Boston and Philadelphia.

Segment Six encompasses Florida, Alabama, parts of Tennessee and the southeastern region of the United States to include the Gulf Coast region and Texas.

Segment Seven encompasses the USA Parking acquisition.

Segment Eight encompasses Puerto Rico, Central and South America.

Other encompasses the home office, eliminations, certain owned real estate, certain partnerships and discontinued operations.
(13) Subsequent Events
          On January 9, 2006, the Company closed on its agreement to sell its fifty percent interest in its joint venture in Mexico, which resulted in a non-cash loss on the sale of approximately $1.7 million, which was recognized in fiscal 2005. The Company received a cash payment at closing of $325,000 and a secured promissory note of approximately $3.7 million in repayment of the joint venture’s indebtedness to the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and in Item 1A — “Risk Factors” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s annual report on Form 10-K for the year ended September 30, 2005. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “estimates,” “projects,” “objective,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
          The following important factors, in addition to those discussed elsewhere in this document, and the Company’s 10-K, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news releases and other public statements by the Company:
-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to
-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and obtain performance and surety bonds on favorable terms;
-	successful implementation of the Company’s strategic plan;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to effects of weather on travel and transportation patterns;

-	the impact of litigation and claims;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under Item 1A — “Risk Factors” and in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Overview
     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 37 states, the District of Columbia, Canada, Puerto Rico, Mexico, Chile, Columbia, Peru, Venezuela, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece, Italy and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of December 31, 2005, Central Parking operated 1,689 parking facilities through management contracts, leased 1,504 parking facilities, and owned 176 parking facilities, either independently or in joint ventures with third parties.
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
          This listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, the following involve a higher degree of judgment and complexity:
          Impairment of Long-Lived Assets and Goodwill
          As of December 31, 2005, the Company’s long-lived assets were comprised primarily of $319.6 million of property, equipment and leasehold improvements, $78.6 million of contract and lease rights, $232.4 million of goodwill and $8.7 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
          The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $0.8 million in continuing operations (there were no impairments for assets classified in discontinued operations) during the three months ended December 31, 2005 as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.

          Contract and Lease Rights
          As of December 31, 2005, the Company had $78.6 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the actual renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.
          Allowance for Doubtful Accounts
          As of December 31, 2005, the Company had $74.9 million of gross trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $7.9 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.
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
          Income Taxes
          The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2006 and 2018. The valuation allowance provides for net operating loss carry forwards for which recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R was effective for the Company beginning October 1, 2005. See footnote (1) for additional information.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, and early adoption of FIN No. 47 is encouraged. The Company has not determined the impact, if any, that the adoption of this pronouncement will have on its consolidated financial statements.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. The Company has not determined the impact, if any, that the adoption of this pronouncement will have on its consolidated financial statements.
In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it. The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause. The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005). For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has not determined the impact, if any, that the adoption of this pronouncement will have on its consolidated financial statements.
Results of Operations
Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004
     Parking revenues in the first quarter of fiscal year 2006 decreased to $135.1 million from $140.3 million in the first quarter of fiscal year 2005, a decrease of $5.2 million, or 3.7%. The decrease of $5.2 million is due to a decrease of $9.1 due to closed locations and a decrease of $1.9 million related to contracts converted from leased to management deals; partially offset by an increase of $4.4 million in new locations and an increase of same store sales of $1.4 million.
     Management contract revenues for the first quarter of fiscal 2006 decreased to $28.9 million from $30.6 million in the first quarter of fiscal year 2005, a decline of $1.8 million or 5.8%. The decrease was primarily due to lower net management fees from our at risk United Kingdom locations, which totaled $1.2 million, $0.3 million resulting from the loss of a contract and approximately $0.3 million due to Hurricane Katrina.
     Cost of parking in the first quarter of 2006 decreased to $123.7 million from $125.5 million in the first quarter of 2005, a decrease of $1.8 million or 1.4%. The decrease was due primarily to a reduction in the number of operating locations, including elimination of several unprofitable locations, and was composed of a $3.2 million decline in rent expense, offset by a $0.6 million increase in payroll, $0.3 million increase in depreciation expense, $0.3 million increase in professional expenses and $0.2 million increase in other expenses. Rent expense as a percentage of parking revenues decreased to 50.7% during the quarter ended December 31, 2005, from 51.1% in the quarter ended December 31, 2004. Payroll and benefit expenses as a percent of parking revenues were 19.3% of parking revenues for the first quarter of fiscal 2006 as compared to 18.2% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 91.6% in the first quarter of fiscal 2006 from 89.4% in the first quarter of fiscal 2005.

     Cost of management contracts in the first quarter of fiscal 2006 decreased to $10.9 million from $15.3 million in the comparable period in 2005, a decrease of $4.4 million or 28.6%. The decrease was primarily caused by a decrease of $2.0 million in group insurance claims expense, a decrease of $1.7 million in other insurance related costs and $0.7 million decrease in bad debt expense. Cost of management contracts as a percentage of management contract revenue decreased to 37.7% for the first fiscal quarter of 2006 from 49.8% for the same period in 2005.
     General and administrative expenses increased to $20.9 million for the first quarter of fiscal 2006 from $18.9 million in the first quarter of fiscal 2005, an increase of $2.0 million or 10.5%. This increase is due to an increase in professional expenses related to the United Kingdom investigation. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 12.7% for the first quarter of fiscal 2006 compared to 11.1% for the first quarter of fiscal 2005.
     Net property-related gains for the three months ended December 31, 2005 were $23.0 million. The $23.0 million gain was comprised of gains on sale of property of $23.8 million ($12.9 million in Houston, $5.8 million in Chicago, $1.7 million in Atlanta, $1.4 million in Denver, $1.4 million in West Palm Beach and $0.6 million in miscellaneous properties); partially offset by $0.8 million of impairments of leasehold improvements, contract rights and other intangible assets. Based on current operating results, the Company’s recent forecast for the next fiscal year, required capital improvements, and certain lease term uncertainties, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related gains for the three months ended December 31, 2004 was $1.9 million.
     For the three months ended December 31, 2005, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in a gain from discontinued operations of $1.0 million, net of tax. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first quarter of fiscal 2005, net of related income taxes.
     Interest expense decreased to $4.0 million for the first quarter of fiscal 2006 from $5.0 million in the first quarter of fiscal 2005, a decrease of $1.0 million or 19.2%. The decrease was primarily attributed to a decrease in the weighted average debt outstanding under the Credit Facility.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $234.1 million during the quarter ended December 31, 2005, at a weighted average interest rate of 5.2% compared to a weighted average balance outstanding of $293.4 million at a weighted average rate of 6.7% during the quarter ended December 31, 2004. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded income tax expense on earnings from continuing operations of $10.9 million for the first quarter of fiscal 2006 as compared to income tax expense of $3.3 million in the first quarter of fiscal 2005, a change of $7.6 million. The effective tax rate on earnings from continuing operations before income taxes for the first quarter of fiscal 2006 was 39.1% compared to 33.4% for the first quarter of fiscal 2005. The increase in the effective tax rate is due to the mixture of domestic and foreign earnings.
Liquidity and Capital Resources
          Net cash used by operating activities for the three months ended December 31, 2005 was $3.5 million compared to $2.9 million for the three months ended December 31, 2004.
     Net cash provided by investing activities was $36.9 million for the three months ended December 31, 2005 compared to $0.8 million of net cash used in investing activities for the three months ended December 31, 2004. This change was primarily due to an increase in proceeds from dispositions of property and equipment. The proceeds for the three months ended December 31, 2005, related primarily to property sales in Houston, Chicago, Atlanta, Denver and West Palm Beach.
     Net cash used by financing activities for the three months ended December 31, 2005 was $25.8 million compared to cash provided of $7.2 million in the three months ended December 31, 2004. This change was primarily due to the repurchase of common stock, during the three months ended December 31, 2005.
     The Company’s credit facility (the “Credit Facility”) provides for an aggregate availability of up to $300 million consisting of a $225 million revolving loan, including a sub-limit of $90 million for standby letters of credit, and a $75 million term loan. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries.
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2005 was 193 basis points. The amount outstanding under the Company’s Credit Facility was $130.8 million consisting of a $74.3 million term loan and a $56.5 million revolving loan, with an overall weighted average interest rate of 5.2% as of December 31, 2005. The term loan is required to be repaid in quarterly payments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The revolving loan is required to be repaid by February 2008. The aggregate availability under the Credit Facility was $121.8 million at December 31, 2005, which is net of $46.7 million of stand-by letters of credit. During the first quarter, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at December 31, 2005.
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
     Future Cash Commitments
     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2006 to be approximately $19 to $22 million, of which the Company has spent $3.9 million during the first three months of fiscal 2006.
     The following tables summarize the Company’s total contracted obligations and commercial commitments as of December 31, 2005 (amounts in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$149,035	$2,172	$100,932	$45,722	$209
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	1,033,835	188,920	272,861	165,750	406,304

Total contractual cash obligations	$1,260,955	$191,092	$373,793	$211,472	$484,598

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$121,676	$—	$—	$121,676	$—
     Unused lines of credit as of December 31, 2005 are reduced by $46.7 million of standby letters of credit.
Stock Repurchase
     In August of 2005, the Company made an offer to its shareholders to purchase up to 4,400,000 shares of common stock at a price no greater than $16.75 or lower than $14.50 per share. The transaction was structured as a modified Dutch Auction tender offer.
     The offer was amended to reduce the range from a price no higher than $16.00 and no lower than $14.00 per share. The transaction was concluded on October 14, 2005 at which time the Company accepted and purchased 4,400,000 shares at a price of $15.50 per share. The Company exercised its right to purchase an additional 459,674 shares without extending or modifying the offer. The Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rates
     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of December 31, 2005, the Company had $130.8 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 193 basis points. Of this amount, $74.3 million of the Credit Facility is payable in quarterly installments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010 and $56.5 million in revolving credit loans are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.
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
          The weighted average interest rate on the Company’s Credit Facility at December 31, 2005 was 5.2%. The 5.2% rate includes all outstanding LIBOR contracts and swap agreements at December 31, 2005. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $432 thousand based on the Company’s un-hedged outstanding Credit Facility balance of $43.2 million at December 31, 2005.
     In March 2000, a limited liability company, of which the Company is the sole shareholder, purchased a parking structure for $19.6 million and financed $13.3 million of the purchase price with a five-year note bearing interest at one-month floating LIBOR plus 162.5 basis points. In April 2005, the limited liability company amended the note. The amendment extended the term to a maturity date of February 28, 2008. The amended $12.7 million loan will continue to bear interest at a floating basis based on LIBOR plus 162.5 basis points. The Company entered into an interest rate cap agreement on the underlying $12.7 million loan in October 2005. This agreement limits the Company’s exposure to the floating interest rate by paying the Company for interest paid in excess of 5.50%.
     Foreign Currency Risk
     The Company’s exposure to foreign exchange risk is minimal. As of December 31, 2005, the Company has approximately GBP 0.9 million (USD $1.6 million) of cash and cash equivalents denominated in British pounds, EUR 2.6 million (USD $3.0 million) denominated in euros, CAD 2.0 million (USD $1.7 million) denominated in Canadian dollars, and USD $1.2 million denominated in various other foreign currencies. The Company also has EUR 0.6 million (USD $0.7 million) of notes payable denominated in euros and GBP 7.3 million (USD $12.5 million) of notes payable denominated in pounds at December 31, 2005. These notes bear interest at a floating rate of 4.4% as of December 31, 2005, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of December 31, 2005, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

ITEM 4. Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) for the quarter ended December 31, 2005.
          Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of material weaknesses discussed below.
          To address the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present, in all material respects, the Company’s financial condition, results of operations and cash flows for the quarter ended December 31, 2005.
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
          5. Inadequate reviews of account reconciliations, analyses and journal entries. We had inadequate review procedures over account reconciliations, account and transaction analyses, and journal entries. Specifically, deficiencies were noted in the following areas: a) management review of supporting documentation, calculations and assumptions used to prepare the financial statements, including spreadsheets and account analyses; and b) management review of journal entries recorded during the financial statement preparation process. These deficiencies resulted in inappropriate recognition of revenue, inappropriate classification of assets, improperly recorded assets, the failure to record certain accrued liabilities, which required adjustments to the interim and annual financial statements.
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
          As a result of these material weaknesses as of December 31, 2005 in the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.
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
          In order to remediate the weaknesses in our internal control over financial reporting, management has implemented the following measures as of the date of filing of this Form 10-Q:
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
               On December 23, 2005, the Company entered into a settlement agreement with Rotala PLC, the Flights Group companies, Stuart Lawrenson, Paul Churchman and Michael Tackley resolving the Company’s claims arising from certain actions taken by former employees of the Company in the United Kingdom. The key terms of the settlement include: (1) 46,666,667 shares of Rotala stock indirectly owned by Lawrenson were sold through a private placement with net proceeds of pound sterling (“GBP”) 602,296 (USD $1,034,999) received by the Company on January 26, 2006; (2) Rotala issued promissory notes to the Company with a value of GBP 800,000 (USD $1,374,738), payable in annual installments between December 31, 2006, and December 31, 2010; (3) in addition to amounts already received from Rotala for goods and services benefiting the Flights Group, Rotala will pay an additional GBP 270,000 (USD $463,974) to the Company upon completion of a previously announced fundraising; (4) Rotala granted to the Company a warrant to purchase 15,000,000 ordinary shares of Rotala stock at an exercise price of 1.5 pence per share, exercisable for a five year period; (5) Stuart Lawrenson is obligated to pay to the Company GPB 70,000 (USD $120,290) in April 2006 and to pay an additional GBP 60,000 (USD $103,105) within a year; and (6) Paul Churchman and Michael Tackley are each obligated pay GBP 10,000 (USD $17,184) to the Company within ninety days. (US dollars were calculated using the exchange rate as of December 30, 2005.) Once the conditions of this settlement have been met, all claims between the parties will be released.
          In addition to the matter described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securites by the Issuer and Affiliated Purchasers
          The following table contains detail related to the repurchase of common stock based on the date of trade during the quarter ended December 31, 2005.

Total Number of
			Shares	Maximum Dollar
			Purchased as	Value of Shares that
			Part of Publicly	May yet be
	Total Number of	Average	Announced	Purchased Under
Quarter ended	Shares	Price Paid	Plans or	the Plan or
December 31, 2005	Purchased	per Share	Programs	Program
($ in thousands)
October 2005	4,859,674	$15.50	4,859,674	—
          In August of 2005, the Company made an offer to its shareholders to purchase up to 4,400,000 shares of common stock at a price no greater than $16.75 or lower than $14.50 per share. The transaction was structured as a modified Dutch Auction tender offer.
     The offer was amended to reduce the range from a price no higher than $16.00 and no lower than $14.00 per share. The transaction was concluded on October 14, 2005 at which time the Company accepted and purchased 4,400,000 shares at a price of $15.50 per share. The Company exercised its right to purchase an additional 459,674 shares without extending or modifying the offer. The Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
Item 6. Exhibits

2.1		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4		Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5		Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6		Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1		Waiver Agreement dated October 12, 2005 among Central Parking Corporation et. al. and Bank Of America N. A. et. al. (Incorporated by reference to Exhibit 10.28 to the Company’s Form 10-K for the year ended September 30, 2005)

10.2		Emanuel J. Eads Employment Agreement dated August 2, 2005. (filed herewith).

31.1		Certification of Emanuel Eads pursuant to Rule 13a-14(a).

31.2		Certification of Jeff Heavrin pursuant to Rule 13a-14(a).

32.1		Certification of Emanuel Eads pursuant to Section 1350.

32.2		Certification of Jeff Heavrin pursuant to Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION
Date: February 9, 2006	By:	/s/ EMANUEL EADS.

Emanuel Eads Chief Executive Officer

CENTRAL PARKING CORPORATION
Date: February 9, 2006	By:	/s/ JEFF HEAVRIN

Jeff Heavrin Senior Vice President and Chief Financial Officer