Form 10-Q
period 2006-03-31
CENTRAL PARKING CORP
filed 2006-05-10
CIK 949298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 2, 2006

Common Stock, $0.01 par value	32,083,069

INDEX
CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
Amounts in thousands, except share data

	March 31,	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$37,051	$26,055
Management accounts receivable, net of allowance for doubtful accounts of $8,532 and $10,268 at March 31, 2006 and September 30, 2005, respectively	46,069	51,931
Accounts receivable – other	16,272	15,537
Current portion of notes receivable (including amounts due from related parties of $965 at March 31, 2006 and $937 at September 30, 2005)	4,605	5,818
Prepaid expenses	18,511	8,630
Assets held for sale	36,402	49,048
Available for sale securities	4,616	4,606
Deferred income taxes	22,267	19,949

Total current assets	185,793	181,574
Notes receivable, less current portion	11,582	10,480
Property, equipment, and leasehold improvements, net	310,565	327,391
Contracts and lease rights, net	76,125	80,064
Goodwill, net	232,443	232,443
Investment in and advances to partnerships and joint ventures	3,800	4,443
Other assets	28,054	31,419

Total assets	$848,362	$867,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,903	$1,764
Trade accounts payable	85,920	83,604
Accrued expenses	51,597	52,809
Management accounts payable	29,261	25,532
Income taxes payable	1,421	12,389

Total current liabilities	171,102	176,098
Long-term debt and capital lease obligations, less current portion	138,776	98,212
Subordinated convertible debentures	78,085	78,085
Deferred rent	21,430	22,113
Deferred income taxes	20,265	19,565
Other liabilities	20,975	21,152

Total liabilities	450,633	415,225

Minority interest	385	528

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 32,081,068 and 36,680,694 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	321	368
Additional paid-in capital	179,259	251,784
Accumulated other comprehensive income, net	2,304	3,432
Retained earnings	216,165	197,182
Other	(705)	(705)

Total shareholders’ equity	397,344	452,061

Total liabilities and shareholders’ equity	$848,362	$867,814

     See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
Amounts in thousands, except per share data

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenues:
Parking	$130,528	$133,265	$263,907	$271,888
Management contracts	29,311	28,930	57,596	59,225

	159,839	162,195	321,503	331,113
Reimbursement of management contract expenses	115,249	107,814	229,287	219,381

Total revenues	275,088	270,009	550,790	550,494

Costs and expenses:
Cost of parking	119,681	124,900	241,574	248,836
Cost of management contracts	13,206	15,202	24,040	30,436
General and administrative	21,029	21,588	41,814	40,323

	153,916	161,690	307,428	319,595
Reimbursed management contract expenses	115,249	107,814	229,287	219,381

Total costs and expenses	269,165	269,504	536,715	538,976
Property-related gains, net	3,559	14,756	26,304	16,637

Operating earnings	9,482	15,261	40,379	28,155

Other income (expense):
Interest income	285	978	587	2,183
Interest expense	(4,143)	(4,957)	(8,099)	(9,914)
(Loss) gain on derivative instruments	(28)	1,090	(99)	1,644
Equity in partnership and joint venture income (loss)	43	(652)	463	(350)

Earnings from continuing operations before minority interest and income taxes	5,639	11,720	33,231	21,718
Minority interest, net of tax	(195)	(405)	(551)	(708)

Earnings from continuing operations before income taxes	5,444	11,315	32,680	21,010
Income tax expense	(1,918)	(3,809)	(12,574)	(7,038)

Earnings from continuing operations	3,526	7,506	20,106	13,972

Discontinued operations, net of tax	(1,539)	44	(163)	(3,551)

Net earnings	$1,987	$7,550	$19,943	$10,421

Basic earnings (loss) per share:
Earnings from continuing operations	$0.11	$0.21	$0.62	$0.39
(Loss) earnings from discontinued operations, net of tax	(0.05)	0.00	(0.01)	(0.10)

Net earnings	$0.06	$0.21	$0.61	$0.29

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.11	$0.21	$0.62	$0.39
(Loss) earnings from discontinued operations, net of tax	(0.05)	0.00	(0.01)	(0.10)

Net earnings	$0.06	$0.21	$0.61	$0.29

Weighted average shares used for basic per share data	31,962	36,584	32,435	36,198
Effect of dilutive common stock options	318	112	190	166

Weighted average shares used for dilutive per share data	32,280	36,696	32,625	36,364

     See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
Amounts in thousands

	Six months ended March 31,
		2005
		(Revised See
	2006	Note 2)
Cash flows from operating activities:
Net earnings	$19,943	$10,421
Loss from discontinued operations	163	3,551

Earnings from continuing operations	20,106	13,972
Adjustments to reconcile earnings from continuing operations to net cash (used) provided by operating activities:
Depreciation and amortization	15,618	14,673
Equity in partnership and joint venture (earnings) losses	(463)	350
Distributions from partnerships and joint ventures	1,346	1,083
Property-related gains, net	(26,304)	(16,637)
Loss (gain) on derivative instruments	99	(1,644)
Stock-based compensation	209	—
Deferred income tax expense	(1,635)	(4,497)
Minority interest, net of tax	551	708
Changes in operating assets and liabilities:
Management accounts receivable	5,630	(10,031)
Accounts receivable – other	(782)	(614)
Prepaid expenses	(9,961)	(2,156)
Other assets	(764)	(1,735)
Trade accounts payable, accrued expenses and other liabilities	990	3,411
Management accounts payable	3,824	8,006
Deferred rent	(683)	(1,115)
Refundable income taxes	—	1,432
Income taxes payable	(10,989)	1,588

Net cash (used) provided by operating activities – continuing operations	(3,208)	6,794
Net cash used by operating activities – discontinued operations	(1,310)	(2,357)

Net cash (used) provided by operating activities	(4,518)	4,437

Cash flows from investing activities:
Proceeds from disposition of property and equipment	51,422	31,975
Purchases of property, equipment and leasehold improvements	(8,102)	(5,612)
Other investing activities	(119)	2,614

Net cash provided by investing activities – continuing operations	43,201	28,977
Net cash provided by investing activities – discontinued operations	4,551	742

Net cash provided by investing activities	47,752	29,719

Cash flows from financing activities:
Dividends paid	(960)	(1,099)
Net borrowings under revolving credit agreement	42,938	51,000
Proceeds from issuance of notes payable, net of issuance costs	70	5,748
Principal repayments on long-term debt and capital lease obligations	(1,009)	(88,186)
Payment to minority interest partners	(352)	(247)
Repurchase of common stock	(75,325)	—
Tax benefit on stock options	138	—
Proceeds from issuance of common stock and exercise of stock options	2,406	825

Net cash used by financing activities – continuing operations	(32,094)	(31,959)
Net cash used by financing activities – discontinued operations	—	—

Net cash used by financing activities	(32,094)	(31,959)

Foreign currency translation	(144)	257

Net increase in cash and cash equivalents	10,996	2,454

Cash and cash equivalents at beginning of period	26,055	27,628

Cash and cash equivalents at end of period	$37,051	$30,082

Non-cash transactions:
Unrealized gain on fair value of investment securities, net of tax	$10	$(10)
Cash payments for:
Interest	$6,426	$9,129
Income taxes	$25,424	$6,256
     See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1) Basis of Presentation
a. The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2005 (included in the Company’s Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current period presentation.
b. Prior to October 1, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards for the second quarter ended March 31, 2005.

	Three Months	Six Months
	ended March	ended March
	31,	31,
	2005	2005
Net earnings, as reported	$7,550	$10,421
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,036)	(2,198)

Pro forma net earnings	$6,514	$8,223

Earnings per share:
Basic-as reported	$0.21	$0.29

Basic-pro forma	$0.18	$0.23

Diluted-as reported	$0.21	$0.29

Diluted-pro forma	$0.18	$0.23

     Stock-based employee compensation expense in the table above was calculated using the Black-Scholes option pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocation of compensation expense were made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility. The Company applies a 40% tax rate to arrive at the after tax deduction.
     Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No.123R using the modified prospective method. Under this method, compensation costs in the periods in 2006 are based on the estimated fair value of the respective options and the proportion vesting in the period. Stock-based employee compensation expense for the three and six months ended March 31, 2006 was calculated using the Black-Scholes option-pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility.
     There were no options granted during the six months ended March 31, 2006. The estimated weighted average fair value of options granted during 2005 was $5.85 using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant, weighted average volatility of 33% for fiscal year 2005, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 7.0 years for 2005.
     The adoption of SFAS No. 123(R) using the modified prospective method resulted in the Company recognizing $98 thousand of stock based compensation expense in the quarter ended March 31, 2006 and $209 thousand for the first half of fiscal 2006. As of March 31, 2006, there were approximately $387 thousand of total unrecognized compensation expense related to unvested options granted under the option plans. The Company used a 7.0% forfeiture to arrive at this expense. This cost if expected to be fully recognized by the end of Fiscal Year 2007. During the six months ended March 31, 2006, the aggregate intrinsic value of options exercised under our stock plan was $488,474 determined as of the date of option exercise.
Stock Plans
     In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under the plans, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares had been reserved for issuance under these two plans combined. Options representing 4,050,456 shares are outstanding under the stock option plan at September 30, 2005. Under this plan options generally vest over a one-to four-year period and generally expire ten years after the date of grant. This plan expired in August 2005 and no new shares will be granted under the plan.
     In February 2006, shareholders approved a new 2006 plan and reserved 1,500,000 shares to be issued. The Company has not issued any options under the new plan as of March 31, 2006. Options are expected to be granted with an exercise price equal to the fair market value at the date of grant, generally vest over a one- to four-year period and generally expire ten years after the date of grant, similar to the 1995 plans.
     In August 1995, both the Board of Directors and shareholders approved a stock plan for directors. A total of 475,000 shares have been reserved for issuance under the plan. This plan expired in August 2005 and no new shares will be granted under this plan. Options to purchase 102,750 shares are outstanding under this plan at September 30, 2005.
     A summary for the Company’s stock option activity as of March 31, 2006, and changes during the first six months of fiscal 2006 is presented in the following table:

				Aggregate
			Weighted Average	Intrinsic
	Number	Weighted Average	Remaining Contractual	Value as of
	of Shares	Exercise Price	Term	3/31/06
Outstanding at September 30, 2005	4,153,206 (a)	$17.98
Granted	—	n/a
Exercised	(40,675)	$11.56
Forfeited	(3,000)	$12.73
Canceled	(36,926)	$16.30

Outstanding at December 31, 2005	4,072,605	$18.06

Granted	—	n/a
Exercised	(124,919)	$13.23
Forfeited	(3,000)	$12.73
Canceled	(22,500)	$16.34

Outstanding at March 31, 2006	3,922,186	$18.22	5.89	$3,801,224

Vested and expected to vest at March 31, 2006	3,903,346	$18.25	0.06	$3,739,785

Exercisable at March 31, 2006	3,667,686	$18.61	5.78	$2,971,759

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
     The Company recognized a tax benefit of $188,453 during the six months ended March 31, 2006 related to the exercise of non-qualified stock options.

Restricted Stock
     As of September 30, 2005, the Restricted Stock Plan had issued 330,463 shares. Expense related to vesting of restricted stock is recognized by the Company over the vesting period of one year. Under the restricted stock plan, the Company granted 14,000 shares and 16,000 shares with weighted average fair values on grant date of $14.08 per share and $20.20 per share during fiscal year 2005 and 2004, respectively.
     The Company issued restricted stock valued at $197 thousand, $323 thousand and $216 thousand of restricted stock units, during fiscal year 2005, 2004 and 2003 respectively. These restricted stock grants are exercisable upon change of control of the Company.
     The Company measures compensation cost related to restricted shares using the quoted market price on the grant date. During the first half of 2006, the Company recognized compensation expense of $100,286 related to restricted shares and expects to recognize $108,920 during the remainder of Fiscal Year 2006 and $90,765 during the first half of Fiscal Year 2007.
     A summary for the Company’s restricted stock activity as of March 31, 2006, and changes during the first six months of fiscal 2006 is presented in the following table:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding at September 30, 2005	28,660	$16.76
Granted	—	n/a
Vested	—	n/a
Forfeited	—	n/a

Outstanding at December 31, 2005	28,660	$16.76

Granted	14,000	$15.56
Vested	(14,001)	$17.24
Forfeited	—	n/a

Outstanding at March 31, 2006	28,659	$15.94

(2) Cash Flow Statement Revisions
     The Company has separately disclosed in the accompanying consolidated statements of cash flows the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which prior periods were reported on a combined basis in a single amount. As a result, the 2005 consolidated cash flow statement has been labeled as revised.
     The Company intends to revise the previously issued fiscal year consolidated statements of cash flows in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 in order for such annual periods to be presented consistently with the accompanying consolidated cash flow statements. The condensed consolidated cash flow statements for each of the years in the three-year period ended September 30, 2005 as revised to present cash flows related to discontinued operations by operating, investing and financing activities are as follows:

	2005	2004	2003
Net cash provided by operating activities-continuing operations	$18,935	$38,368	$19,018
Net cash (used) provided by operating activities-discontinued operations	(15,701)	3,271	1,495

Net cash provided by operating activities	3,234	41,639	20,513

Net cash provided (used) by investing activities-continuing operations	$101,073	$45,338	$(46,804)
Net cash provided by investing activities-discontinued operations	673	7,018	15,667

Net cash provided (used) by investing activities	101,746	52,356	(31,137)

Net cash (used) provided by financing activities-continuing operations	$(106,620)	$(97,663)	$8,069
Net cash provided (used) by financing activities-discontinued operations	—	—	—

Net cash (used) provided by financing activities	(106,620)	(97,663)	8,069

Foreign currency translation	$67	$(276)	$629

Cash and cash equivalents-beginning of the year	$27,628	$31,572	$33,498

Cash and cash equivalents-end of the year	$26,055	$27,628	$31,572

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
     The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both March 31, 2006 and 2005. For the six months ended March 31, 2006 and March 31, 2005, options to purchase 2,523,354 and 2,762,576 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.
(4) Property-Related Gains, Net
     The Company routinely disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three months and six months ended March 31, 2006 and March 31, 2005 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net gains on sales of property held for use	$3,655	$15,547	$27,195	$17,490
Impairment charges for property, equipment and leasehold improvements held for use	(96)	(663)	(883)	(724)
Impairment charges for contract rights, lease rights and other intangible assets	—	(128)	(8)	(129)

Property-related gains, net	$3,559	$14,756	$26,304	$16,637

     Net property-related gains for the three months ended March 31, 2006 were $3.6 million. The $3.6 million gain was comprised of gains on sale of property of $3.7 million ($1.7 million in Chicago and $2.6 million in Atlanta offset by a loss of $0.6 million in miscellaneous property sales); partially offset by $0.1 million of impairments of leasehold improvements, contract rights and other intangible assets. Net property-related gains for the six months ended March 31, 2006 were $26.3 million. The $26.3 million gain was comprised of gains on sale of property of $27.2 million ($12.9 million in Houston, $7.5 million in Chicago, $4.3 million in Atlanta, $1.4 million in Denver, $1.4 million in West Palm Beach, offset by a loss $0.3 million in miscellaneous properties sales); partially offset by $0.9 million of impairments of leasehold improvements, contract rights and other intangible assets. In assessing impairment, management considered current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related gains for the three and six months ended March 31, 2005 was $14.8 million and $16.6 million, respectively.
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
(5) Intangible Assets
     As of March 31, 2006, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Contract and lease rights	$130,143	$54,018	$76,125

     Amortization expense related to the contract and lease rights was $2.0 million and $1.8 million for the three months ended March 31, 2006, and March 31, 2005 and $4.0 million and $3.6 million and for the six months ended March 31, 2006 and March 31, 2005.
(6) Long-Term Debt
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
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2006 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $124.1 million consisting of a $74.1 million term loan and a $50.0 million revolving loan, with an overall weighted average interest rate of 5.5% as of March 31, 2006. The term loan is required to be repaid in quarterly payments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The revolving loan is required to be repaid February 2008. The aggregate availability under the Credit Facility was $127.6 million at March 31, 2006, which is net of $47.4 million of stand-by letters of credit. During the first quarter, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
     The Company completed an amendment to the Credit Facility as of March 31, 2006. The main purpose of the amendment was to modify the financial covenant target requirements. The modifications affected the leverage ratio, senior leverage ratio and fixed charge coverage ratio. The new leverage targets step down over the next several quarters and will remain at 3.50 for the leverage ratio and 2.50 for the senior leverage ratio until loan maturity.
     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at March 31, 2006.
(7) Derivative Financial Instruments
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
     At March 31, 2006, the Company had three derivative financial instruments including two interest rate swaps with a combined notional amount of $87.5 million. These derivative financial instruments are reported at their fair values and are included as other assets on the consolidated balance sheets. The following table lists the fair value of the derivative financial instruments (amounts in thousands):

	March 31,	September 30,
	2006	2005
Derivative instrument assets:
Interest rate swaps	$2,944	$3,006

     Because not all of the terms are consistent with those of the Credit Facility, the derivatives do not qualify as a cash flow hedge for accounting purposes. As such, any changes in the fair market value of these derivative instruments are included in the consolidated statement of operations.
     The Company entered into an interest rate cap agreement on an underlying $12.7 million loan in October 2005. This agreement limits the Company’s exposure to the floating interest rate by paying the Company for interest paid in excess of 5.50%.
(8) Stock Repurchase
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
(9) Comprehensive Income
     Comprehensive income (loss) for the three and six months ended March 31, 2006 and 2005, was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net earnings	$1,987	$7,550	$19,943	$10,421
Change in fair value of investment securities, net of tax	(1)	(36)	10	(10)
Foreign currency cumulative translation adjustment	(270)	(604)	(1,138)	3,107

Comprehensive income	$1,716	$6,910	$18,815	$13,518

(10) Discontinued Operations
     For first half of fiscal 2006, the Company either disposed or designated as held-for-sale, certain locations, resulting in a loss from discontinued operations of $0.2 million. Included in discontinued operations in first half of 2006 is income of $2.3 million from the settlement agreement with Rotala, see footnote 12 for additional disclosures. Also included in discontinued operations are losses of $4.0 million primarily related to the United Kingdom transportation division; partially offset by a gain of $1.1 million from the sale of properties and income of $0.4 million in other discontinued operations. The Company’s 2005 results were reclassified to reflect the operations of these locations as discontinued operations, net of related income taxes. Also see note 13.
(11) Business Segments
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three months ended March 31, 2006 and 2005, as well as identifiable assets for each segment as of March 31, 2006 and September 30, 2005. The segment information has been updated for 2006 and 2005 to incorporate changes in the Company’s segment structure.

	Three months ended		Six months ended
	March 31,		March 31,
Revenues:(1)	2006	2005	2006	2005
Segment One	$25,138	$25,632	$49,685	$52,141
Segment Two	13,509	14,951	27,878	30,056
Segment Three	6,159	6,847	12,292	14,531
Segment Four	17,347	16,751	34,293	34,734
Segment Five	67,279	67,531	139,079	139,161
Segment Six	18,057	18,584	34,601	37,201
Segment Seven	5,188	4,993	9,339	9,639
Segment Eight	4,516	4,392	9,275	8,516
Other	2,646	2,514	5,061	5,134

Total revenues	$159,839	$162,195	$321,503	$331,113

(1)	Revenues exclude reimbursement of management contract expenses. Such amounts were $115.2 million and $107.8 million for the three months ended March 31, 2006 and 2005, respectively, and $229.3 million and $219.4 million for the six months ended March 31, 2006 and 2005, respectively.

	Three months ended		Six months ended
	March 31,		March 31,
Operating earnings (loss):	2006	2005	2006	2005
Segment One	$2,037	$1,620	$4,479	$3,536
Segment Two	(550)	64	1,019	170
Segment Three	771	212	(1,897)	1,763
Segment Four	1,796	33	4,354	862
Segment Five	2,783	(176)	7,315	5,859
Segment Six	3,013	2,791	4,844	5,169
Segment Seven	1,300	914	2,155	1,715
Segment Eight	199	65	59	120
Other (including property related gains, net)	(1,867)	9,738	18,051	8,961

Total operating earnings	$9,482	$15,261	$40,379	$28,155

	March 31,	September 30,
Identifiable assets:	2006	2005
Segment One	$23,626	$24,484
Segment Two	35,685	36,571
Segment Three	32,191	32,423
Segment Four	10,515	10,630
Segment Five	319,914	321,384
Segment Six	29,156	35,822
Segment Seven	13,665	11,457
Segment Eight	14,468	10,984
Other	369,142	384,059

Total assets	$848,362	$867,814

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
(12) Commitments and Contingencies
     On December 23, 2005, the Company entered into a settlement agreement with Rotala PLC, the Flights Group companies, Stuart Lawrenson, Paul Churchman and Michael Tackley resolving the Company’s claims arising from certain actions taken by former employees of the Company in the United Kingdom. The key terms of the settlement include: (1) The payment to the Company of the proceeds from the sale of 46,666,667 shares of Rotala stock, indirectly owned by Lawrenson, which were sold through a private placement with net proceeds of pound sterling (“GBP”) 602,296 (USD $1,073,741 based on January 26, 2006 exchange rate) was received by the Company on January 26, 2006; (2) Rotala issued promissory notes to the Company with a value of GBP 800,000 (USD $1,374,738 based on December 31, 2005 exchange rate), payable in annual installments between December 31, 2006, and December 31, 2010; (3) in addition to amounts already received from Rotala for goods and services benefiting the Flights Group, Rotala agreed to pay an additional GBP 270,000 (USD $472,377 based on April 5, 2006 exchange rate) to the Company upon completion of a previously announced fundraising which was completed and paid to the Company on April 5, 2006; (4) Rotala granted to the Company a warrant to purchase 15,000,000 ordinary shares of Rotala stock at an exercise price of 1.5 pence per share, exercisable for a five year period; (5) Stuart Lawrenson agreed to pay to the Company GPB 70,000 (USD $120,290 based on December 31, 2005 exchange rate) in April 2006 and to pay an additional GBP 60,000 (USD $103,105 based on December 31, 2005 exchange rate) within a year; and (6) Paul Churchman and Michael Tackley each agreed to pay GBP 10,000 (USD $17,184 based on December 31, 2005 exchange rate) to the Company within ninety days. The Company received the payment of GBP 95,000 (USD $166,276 based on April 6, 2006 exchange rate) from Lawrenson on April 6, 2006 and the payments from Churchman and Tackley of GBP 20,053 (USD $35,097 based on April 6, 2006 exchange rate) on April 6, 2006. Once the conditions of this settlement have been met, all claims between the parties will be released.
     As part of the Company’s strategic review of operations, it is anticipated that the Company will exit certain transportation contracts in the United Kingdom. The contract termination costs to be recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities to exit these contracts is estimated to approximate $12 million on a pre-tax basis.
     In addition to the matter described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company.
(13) Subsequent Events
     On May 5, 2006, the Company entered into an agreement with a governmental agency in the United Kingdom to terminate the Company’s obligations to the governmental agency related to certain bus routes in London. As a result, the Company also expects to incur additional charges related to bus and facility lease obligations (or termination payments to be negotiated related to such obligations) and employee termination costs. The Company currently estimates that the total of such pre-tax charges will approximate $12 million, although the ultimate costs will be dependent on the results of current negotiations with the respective third parties. The Company currently expects that such costs will be recognized in the third quarter of fiscal 2006 in accordance with the relevant accounting literature related to contract termination costs and employee termination costs. None of the aforementioned liabilities qualified for recognition at March 31, 2006 in the Company’s consolidated financial statements. When recognized, the charges will be reflected as a component of discontinued operations in our consolidated statement of income.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and in Item 1A – “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s annual report on Form 10-K for the year ended September 30, 2005. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “estimates,” “projects,” “objective,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     The following important factors, in addition to those discussed elsewhere in this document, and the Company’s 10-K, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news releases and other public statements by the Company:
-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to:
-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and obtain performance and surety bonds on favorable terms;
-	successful implementation of the Company’s strategic plan;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to effects of weather on travel and transportation patterns;

-	the impact of litigation and claims;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under Item 1A — “Risk Factors” and in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Overview
     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 37 states, the District of Columbia, Canada, Puerto Rico, Chile, Columbia, Peru, the United Kingdom, the Republic of Ireland, Spain, Germany, Poland, Greece, Italy and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of March 31, 2006, Central Parking operated 1,634 parking facilities through management contracts, leased 1,387 parking facilities, and owned 164 parking facilities, either independently or in joint ventures with third parties.
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
     Impairment of Long-Lived Assets and Goodwill
     As of March 31, 2006, the Company’s long-lived assets were comprised primarily of $310.6 million of property, equipment and leasehold improvements, $76.1 million of contract and lease rights, $232.4 million of goodwill and $10.1 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and intangible assets with indefinite useful lives, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and intangible assets with indefinite useful lives under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
     The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $0.1 million in continuing operations (there were no impairments for assets classified in discontinued operations) during the three months ended March 31, 2006 as a result of underperforming locations, upon termination or disposal and premature closures and approximately $0.9 million ($0.8 million in continuing operations and $0.1 million in discontinued operations) during the six months ended March 31, 2006 as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.
     Contract and Lease Rights
     As of March 31, 2006, the Company had $76.1 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the actual renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.
     Allowance for Doubtful Accounts
     As of March 31, 2006, the Company had $70.9 million of gross trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $8.5 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, especially in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.
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
     Income Taxes
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2006 and 2018. The valuation allowance provides for net operating loss carry forwards for which recoverability is deemed to be uncertain. The carrying value of the Company’s deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances.
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
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005, and early adoption of FIN No. 47 is encouraged. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. The consensus was effective for periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In June 2005, the EITF reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it. The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause. The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005). For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements with respect to existing limited partnerships that have not been modified.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Parking revenues for the second quarter of fiscal year 2006 decreased to $130.5 million from $133.3 million for the second quarter of fiscal year 2005, a decrease of $2.7 million, or 2.1%. The decrease of $2.7 million is due to a decrease of $10.5 million due to closed locations and a decrease of $3.7 million related to contracts converted from leased to management deals; partially offset by an increase of $4.0 million in new locations and an increase of same store sales of $7.5 million.
     Management contract revenues for the second quarter of fiscal 2006 increased to $29.3 million from $28.9 million for the second quarter of fiscal year 2005, an increase of $0.4 million or 1.3%. The increase was primarily due to an increase in management fees.
     Cost of parking for the second quarter of fiscal 2006 decreased to $119.7 million from $124.9 million for the second quarter of fiscal 2005, a decrease of $5.2 million or 4.2%. The decrease was due primarily to a reduction in the number of operating locations, including elimination of several unprofitable locations, and was composed of a $2.2 million decline in rent expense, $0.8 million decline in snow removal, $0.6 million decline in property taxes and $1.6 million decline in repairs and maintenance and other. Rent expense as a percentage of parking revenues decreased to 51.0% during the quarter ended March 31, 2006, from 51.6% in the quarter ended March 31, 2005. Payroll and benefit expenses as a percent of parking revenues were 19.1% of parking revenues for the second quarter of fiscal 2006 as compared to 18.6% in the comparable prior year period. Cost of parking as a percentage of parking revenues decreased to 91.7% for the second quarter of fiscal 2006 from 93.7% for the second quarter of fiscal 2005.
     Cost of management contracts for the second quarter of fiscal 2006 decreased to $13.2 million from $15.2 million in the comparable period in 2005, a decrease of $2.0 million or 13.1%. The decrease was primarily caused by a decrease of $0.6 million in group insurance claims, a decrease of $0.5 million in other insurance related costs, $0.2 million in bad debt expense and $0.7 million decrease in other expenses. Cost of management contracts as a percentage of management contract revenue decreased to 45.1% for the second fiscal quarter of 2006 from 52.5% for the same period in 2005.
     General and administrative expenses decreased to $21.0 million for the second quarter of fiscal 2006 from $21.6 million for the second quarter of fiscal 2005, a decrease of $0.6 million or 2.6%. This decrease is due to a decrease of $1.4 million in payroll related expenses and $1.2 million in other expenses; offset by $2.0 million in professional fees. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) remained flat at 13.2% for the second quarter of fiscal 2006 and the second quarter of fiscal 2005.
     Net property-related gains for the three months ended March 31, 2006 were $3.6 million. The $3.6 million gain was comprised of gains on sale of property of $3.7 million ($1.7 million in Chicago and $2.6 million in Atlanta offset by a loss of $0.6 million in miscellaneous property sales); partially offset by $0.1 million of impairments of leasehold improvements, contract rights and other intangible assets. Based on current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related gains for the three months ended March 31, 2005 was $14.7 million.
     Interest expense decreased to $4.1 million for the second quarter of fiscal 2006 from $5.0 million for the second quarter of fiscal 2005, a decrease of $0.8 million or 16.4%. The decrease was primarily attributed to a decrease in the weighted average debt outstanding under the Credit Facility.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $233.8 million during the quarter ended March 31, 2006, at a weighted average interest rate of 6.4% compared to a weighted average balance outstanding of $291.4 million at a weighted average rate of 6.2% during the quarter ended March 31, 2005. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded income tax expense on earnings from continuing operations of $1.9 million for the second quarter of fiscal 2006 as compared to income tax expense of $3.8 million for the second quarter of fiscal 2005, a change of $1.9 million. The effective tax rate on earnings from continuing operations before income taxes for the second quarter of fiscal 2006 was 35.2% compared to 33.7% for the second quarter of fiscal 2005.
     For the three months ended March 31, 2006, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $1.5 million, net of tax. The loss was primarily related to the United Kingdom transportation division. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first and second quarter of fiscal 2006, net of related income taxes.
Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005
     Parking revenues for the first half of fiscal year 2006 decreased to $263.9 million from $271.9 million for the first half of fiscal year 2005, a decrease of $8.0 million, or 2.9%. The decrease of $8.0 million is due to a decrease of $20.4 million due to closed locations and a decrease of $5.9 million related to contracts converted from leased to management deals; partially offset by an increase of $8.2 million in new locations and an increase of same store sales of $10.1 million.
     Management contract revenues for the first half of fiscal 2006 decreased to $57.6 million from $59.2 million for the first half of fiscal year 2005, a decline of $1.6 million or 2.8%. The decrease was primarily due to the lower net management fees from our at risk United Kingdom locations, which totaled $1.2 million, $0.3 million resulting from the loss of a contract and approximately $0.3 million due to Hurricane Katrina; offset by an increase of $0.2 million in management fees.
     Cost of parking for the first half of fiscal 2006 decreased to $241.6 million from $248.8 million for the first half of fiscal 2005, a decrease of $7.3 million or 2.9%. The decrease was due primarily to a reduction in the number of operating locations, including elimination of several unprofitable locations, and was composed of a $5.3 million decline in rent expense, $1.0 million decline in repairs and maintenance, $0.8 million decline in snow removal, $0.8 million decline in property taxes; offset by $0.6 million increase in other expenses. Rent expense as a percentage of parking revenues decreased to 50.8% during the six months ended March 31, 2006, from 51.3% for the six months ended

March 31, 2005. Payroll and benefit expenses as a percent of parking revenues were 19.0% of parking revenues for the six months ended of fiscal 2006 as compared to 18.3% in the comparable prior year period. Cost of parking as a percentage of parking revenues remained flat at 91.5% for both the first half of fiscal 2006 and the first half of fiscal 2005.
     Cost of management contracts for the first half of fiscal 2006 decreased to $24.0 million from $30.4 million in the comparable period in 2005, a decrease of $6.4 million or 21.0%. The decrease was primarily caused by a decrease of $2.6 million in group insurance claims expense, a decrease of $1.6 million in other insurance related costs and a decrease of $0.9 million in bad debt expense and $1.3 million in other expenses. Cost of management contracts as a percentage of management contract revenue decreased to 41.7% for the first half of fiscal 2006 from 51.4% for the same period in 2005.
     General and administrative expenses increased to $41.8 million for the first half of fiscal 2006 from $40.3 million for the first half of fiscal 2005, an increase of $1.5 million or 3.7%. This increase is due to an increase of $3.9 million in professional expenses related to the United Kingdom investigation and other; offset by a decrease of $1.5 million in payroll related expenses and a decrease of $0.9 million in other expenses. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 13.0% for the first half of fiscal 2006 compared to 12.2% for the first half of fiscal 2005.
     Net property-related gains for the six months ended March 31, 2006 were $26.3 million. The $26.3 million gain was comprised of gains on sale of property of $27.2 million ($12.9 million in Houston, $7.5 million in Chicago, $4.3 million in Atlanta, $1.4 million in Denver, $1.4 million in West Palm Beach; offset by a loss $0.3 million in miscellaneous properties sales); partially offset by $0.9 million of impairments of leasehold improvements, contract rights and other intangible assets. Based on current operating results, the Company’s recent forecast for the next fiscal year, and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. The Company’s property-related gains for the six months ended March 31, 2005 was $16.6 million.
     Interest expense decreased to $8.1 million for the first half of fiscal 2006 from $9.9 million for the first half of fiscal 2005, a decrease of $1.8 million or 18.3%. The decrease was primarily attributed to a decrease in the weighted average debt outstanding under the Credit Facility.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $233.9 million during the six months ended March 31, 2006, at a weighted average interest rate of 6.3% compared to a weighted average balance outstanding of $292.4 million at a weighted average rate of 6.1% during the six months ended March 31, 2005. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded income tax expense on earnings from continuing operations of $12.6 million for the first half of fiscal 2006 as compared to income tax expense of $7.0 million for the first half of fiscal 2005, a change of $5.6 million. The effective tax rate on earnings from continuing operations before income taxes for the first half of fiscal 2006 was 38.5% compared to 33.5% for the first half of fiscal 2005. The increase in the effective tax rate is primarily due to valuation allowances against foreign losses; partially offset by the utilization of state tax loss carry forward.
     For the six months ended March 31, 2006, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $0.2 million, net of tax. The loss was primarily related to the United Kingdom transportation division. The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in the first and second quarter of fiscal 2006, net of related income taxes.
Liquidity and Capital Resources
     Net cash used by operating activities for the six months ended March 31, 2006 was $4.5 million compared to $4.4 million provided for the six months ended March 31, 2005. The change was primarily due to an increase in operating assets.
     Net cash provided by investing activities was $47.8 million for the six months ended March 31, 2006 compared to $29.7 million of net cash provided in investing activities for the six months ended March 31, 2005. This change was primarily due to an increase in proceeds from dispositions of property and equipment. The proceeds for the six months ended March 31, 2006, related primarily to property sales in Houston, Chicago, Atlanta, Denver and West Palm Beach.
     Net cash used by financing activities was $32.1 million for the six months ended March 31, 2006 compare to $32.0 million net cash used for the six months ended March 31, 2005.
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
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2006 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $124.1 million consisting of a $74.1 million term loan and a $50.0 million revolving loan, with an overall weighted average interest rate of 5.5% as of March 31, 2006. The term loan is required to be repaid in quarterly payments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The revolving loan is required to be repaid by February 2008. The aggregate availability under the Credit Facility was $127.6 million at March 31, 2006, which is net of $47.4 million of stand-by letters of credit.
     The Company completed an amendment to the Credit Facility as of March 31, 2006. The main purpose of the amendment was to modify the financial covenant target requirements. The modifications affected the leverage ratio, senior leverage ratio and fixed charge coverage ratio. The new leverage targets step down over the next several quarters and will remain at 3.50 for the leverage ratio and 2.50 for the senior leverage ratio until loan maturity.
     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at March 31, 2006.
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
     Future Cash Commitments
     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2006 to be approximately $19 to $22 million, of which the Company has spent $8.1 million during the first six months of fiscal 2006.
     The following tables summarize the Company’s total contracted obligations and commercial commitments as of March 31, 2006 (amounts in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$141,679	$2,903	$92,803	$45,730	$243
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	951,615	193,291	267,612	163,026	327,686

Total contractual cash obligations	$1,171,379	$196,194	$360,415	$208,756	$406,014

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$127,576	$—	$127,576	$—	$—
     Unused lines of credit as of March 31, 2006 are reduced by $47.4 million of standby letters of credit.
     See Note 13 to the consolidated financial statements for additional disclosure of future obligations related to the United Kingdom Transportation division.

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
     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of March 31, 2006, the Company had $124.1 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 200 basis points. Of this amount, $74.1 million of the Credit Facility is payable in quarterly installments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010 and $56.5 million in revolving credit loans are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.
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
     The weighted average interest rate on the Company’s Credit Facility at March 31, 2006 was 5.5%. The 5.5% rate includes all outstanding LIBOR contracts and swap agreements at March 31, 2006. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $0.8 million based on the Company’s un-hedged outstanding Credit Facility balance of $84.0 million at March 31, 2006.
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
     Foreign Currency Risk
     The Company’s exposure to foreign exchange risk is minimal. As of March 31, 2006, the Company has approximately GBP 3.8 million (USD $6.6 million) of cash and cash equivalents denominated in British pounds, EUR 1.6 million (USD $2.0 million) denominated in euros, CAD 1.8 million (USD $1.6 million) denominated in Canadian dollars, and USD $1.5 million denominated in various other foreign currencies. The Company also has EUR 0.6 million (USD $0.7 million) of notes payable denominated in euros and GBP 8.3 million (USD $14.5 million) of notes payable denominated in pounds at March 31, 2006. These notes bear interest at a floating rate of 4.6% as of March 31, 2006, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of March 31, 2006, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.

ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) for the quarter ended March 31, 2006.
     Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2006 because of material weaknesses discussed below.
     To address the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present, in all material respects, the Company’s financial condition, results of operations and cash flows for the quarter ended March 31, 2006.
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
          As a result of these material weaknesses as of March 31, 2006 in the Company’s internal control over financial reporting, management has concluded that, as of March 31, 2006, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          On December 23, 2005, the Company entered into a settlement agreement with Rotala PLC, the Flights Group companies, Stuart Lawrenson, Paul Churchman and Michael Tackley resolving the Company’s claims arising from certain actions taken by former employees of the Company in the United Kingdom. The key terms of the settlement include: (1) The payment to the Company of the proceeds form the sale of 46,666,667 shares of Rotala stock, indirectly owned by Lawrenson, which were sold through a private placement with net proceeds of pound sterling (“GBP”) 602,296 (USD $1,073,741 based on January 26, 2006 exchange rate) was received by the Company on January 26, 2006; (2) Rotala issued promissory notes to the Company with a value of GBP 800,000 (USD $1,374,738 based on December 31, 2005 exchange rate), payable in annual installments between December 31, 2006, and December 31, 2010; (3) in addition to amounts already received from Rotala for goods and services benefiting the Flights Group, Rotala agreed to pay an additional GBP 270,000 (USD $472,377 based on April 5, 2006 exchange rate) to the Company upon completion of a previously announced fundraising which was completed and paid to the Company on April 5, 2006; (4) Rotala granted to the Company a warrant to purchase 15,000,000 ordinary shares of Rotala stock at an exercise price of 1.5 pence per share, exercisable for a five year period; (5) Stuart Lawrenson agreed to pay to the Company GPB 70,000 (USD $120,290 based on December 31, 2005 exchange rate) in April 2006 and to pay an additional GBP 60,000 (USD $103,105 based on December 31, 2005 exchange rate) within a year; and (6) Paul Churchman and Michael Tackley each agreed to pay GBP 10,000 (USD $17,184 based on December 31, 2005 exchange rate) to the Company within ninety days. The Company received the payment of GBP 95,000 (USD $166,276 based on April 6, 2006 exchange rate) from Lawrenson on April 6, 2006 and the payments from Churchman and Tackley of GBP 20,053 (USD $35,097 based on April 6, 2006 exchange rate) on April 6, 2006. Once the conditions of this settlement have been met, all claims between the parties will be released.
     In addition to the matter described above the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company.
Item 4. Submission of Matters to a Vote of Security Holders
     An annual meeting of shareholders was held on February 21, 2006. At the meeting, the Company’s shareholders were asked to elect nine directors to the Company’s board of directors. Each of the nominated directors was elected. Shareholders were also asked to approve the 2006 Long-Term Incentive Plan. No other matters were voted upon at the annual meeting.
     The following table sets forth the voting tabulations for each of the directors nominated to serve on the Company’s board of directors:

					Broker
		Votes	Votes		Non-
	Votes For	Against	Withheld	Abstentions	Voters
Monroe J. Carell, Jr.	30,320,170	—	137,694	—	N/A
Raymond T. Baker	30,384,109	—	73,755	—	N/A
Claude Blankenship	30,383,799	—	74,065	—	N/A
Kathryn Carell Brown	30,318,600	—	139,264	—	N/A
Emanuel Eads	30,369,235	—	88,629	—	N/A
Lewis Katz	28,660,274	—	1,797,590	—	N/A
Edward G. Nelson	28,705,711	—	1,752,153	—	N/A
Owen G. Shell Jr.	30,383,439	—	74,425	—	N/A
William B. Smith	30,369,945	—	87,919	—	N/A

Other Matters:
Approve 2006 Long-Term Incentive Plan	29,720,261	663,942	73,661	—	N/A
Item 6. Exhibits

2.1		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4		Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5		Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6		Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1		Fifth Amendment to Credit Agreement dated April 7, 2006 by and among Central Parking Corporation et al and Bank of America, N. A. et al (filed herewith).

31.1		Certification of Emanuel Eads pursuant to Rule 13a-14(a).

31.2		Certification of Jeff Heavrin pursuant to Rule 13a-14(a).

32.1		Certification of Emanuel Eads pursuant to Section 1350.

32.2		Certification of Jeff Heavrin pursuant to Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION

Date: May 10, 2006	By:	/s/ EMANUEL EADS

Emanuel Eads
Chief Executive Officer

CENTRAL PARKING CORPORATION

Date: May 10, 2006	By:	/s/ JEFF HEAVRIN

Jeff Heavrin
Senior Vice President and Chief Financial Officer