Form 10-Q
period 2006-06-30
CENTRAL PARKING CORP
filed 2006-08-09
CIK 949298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at August 7, 2006

Common Stock, $0.01 par value	32,112,628

INDEX
CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
Amounts in thousands, except share data

	June 30,	September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$28,622	$26,055
Management accounts receivable, net of allowance for doubtful accounts of $3,015 and $7,091 at June 30, 2006 and September 30, 2005, respectively	49,823	51,931
Accounts receivable — other, net of allowance for doubtful accounts of $2,217 and $2,685 at June 30, 2006 and September 30, 2005	16,262	15,537
Current portion of notes receivable (including amounts due from related parties of $937 at June 30, 2006 and $937 at September 30, 2005) and net of allowance for doubtful accounts of $182 and $493 at June 30, 2006 and September 30, 2005	4,806	5,818
Prepaid expenses	14,394	8,630
Assets held for sale	31,558	49,048
Available for sale securities	4,824	4,606
Refundable income taxes	4,931	—
Deferred income taxes	23,256	19,949

Total current assets	178,476	181,574
Notes receivable, less current portion	10,365	10,480
Property, equipment, and leasehold improvements, net	309,066	327,391
Contracts and lease rights, net	73,966	80,064
Goodwill, net	232,443	232,443
Investment in and advances to partnerships and joint ventures	3,779	4,443
Other assets	28,833	31,419

Total assets	$836,928	$867,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,648	$1,764
Trade accounts payable	90,924	83,604
Accrued expenses	50,990	52,809
Management accounts payable	26,810	25,532
Income taxes payable	—	12,389

Total current liabilities	171,372	176,098
Long-term debt and capital lease obligations, less current portion	128,627	98,212
Subordinated convertible debentures	78,085	78,085
Deferred rent	20,834	22,113
Deferred income taxes	20,453	19,565
Other liabilities	20,087	21,152

Total liabilities	439,458	415,225

Minority interest	421	528

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 32,100,503 and 36,680,694 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	321	368
Additional paid-in capital	179,657	251,784
Accumulated other comprehensive income, net	3,199	3,432
Retained earnings	214,577	197,182
Other	(705)	(705)

Total shareholders’ equity	397,049	452,061

Total liabilities and shareholders’ equity	$836,928	$867,814

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
Amounts in thousands, except per share data

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Revenues:
Parking	$132,961	$136,103	$395,428	$406,998
Management contracts	30,382	27,248	86,980	85,678

	163,343	163,351	482,408	492,676
Reimbursement of management contract expenses	117,419	113,759	344,550	330,885

Total revenues	280,762	277,110	826,958	823,561

Costs and expenses:
Cost of parking	120,215	121,907	360,404	369,244
Cost of management contracts	12,546	14,254	36,554	44,683
General and administrative	18,837	21,572	60,848	61,829

	151,598	157,733	457,806	475,756
Reimbursed management contract expenses	117,419	113,759	344,550	330,885

Total costs and expenses	269,017	271,492	802,356	806,641
Property-related gains (losses), net	4,542	(1,149)	26,297	15,487

Operating earnings	16,287	4,469	50,899	32,407

Other income (expense):
Interest income	417	1,177	1,004	3,359
Interest expense	(4,065)	(4,030)	(12,143)	(13,917)
(Loss) gain on derivative instruments	(249)	(773)	(349)	872
Equity in partnership and joint venture income (loss)	336	(21)	800	(371)

Earnings from continuing operations before minority interest and income taxes	12,726	822	40,211	22,350
Minority interest, net of tax	(251)	(470)	(802)	(1,189)

Earnings from continuing operations before income taxes	12,475	352	39,409	21,161
Income tax expense	(3,868)	(160)	(14,297)	(9,586)

Earnings from continuing operations	8,607	192	25,112	11,575

Discontinued operations, net of tax	(9,711)	(5,528)	(6,276)	(6,490)

Net earnings (loss)	$(1,104)	$(5,336)	$18,836	$5,085

Basic earnings (loss) per share:
Earnings from continuing operations	$0.27	$0.01	$0.78	$0.32
(Loss) from discontinued operations, net of tax	(0.30)	(0.15)	(0.19)	(0.18)

Net earnings (loss)	$(0.03)	$(0.15)	$0.58	$0.14

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.27	$0.01	$0.77	$0.32
(Loss) from discontinued operations, net of tax	(0.30)	(0.15)	(0.19)	(0.18)

Net earnings (loss)	$(0.03)	$(0.14)	$0.58	$0.14

Weighted average shares used for basic per share data	32,060	36,663	32,310	36,603
Effect of dilutive common stock options	252	220	211	139

Weighted average shares used for dilutive per share data	32,312	36,883	32,521	36,742

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
Amounts in thousands

	Nine months ended June 30,
	2006	2005
		(Revised See
		Note 3)

Cash flows from operating activities:
Net earnings	$18,836	$5,085
Loss from discontinued operations	6,276	6,490

Earnings from continuing operations	25,112	11,575
Adjustments to reconcile earnings from continuing operations to net cash (used) provided by operating activities:
Depreciation and amortization	22,968	21,504
Equity in partnership and joint venture (earnings) losses	(800)	371
Distributions from partnerships and joint ventures	1,895	1,393
Property-related gains, net	(26,297)	(15,487)
Loss (gain) on derivative instruments	349	(872)
Stock-based compensation	337	—
Tax benefit related to stock option exercises	(197)	—
Deferred income tax benefit	(2,368)	(3,555)
Minority interest, net of tax	802	1,189
Changes in operating assets and liabilities:
Management accounts receivable	2,718	(5,037)
Accounts receivable — other	(596)	(110)
Prepaid expenses	(5,605)	87
Other assets	3,102	(4,852)
Trade accounts payable, accrued expenses and other liabilities	2,968	5,571
Management accounts payable	1,018	8,599
Deferred rent	(1,279)	(1,960)
Refundable income taxes	(4,929)	(5,971)
Income taxes payable	(12,323)	51

Net cash provided by operating activities — continuing operations	6,875	12,496
Net cash used by operating activities — discontinued operations	(14,393)	(5,096)

Net cash (used) provided by operating activities	(7,518)	7,400

Cash flows from investing activities:
Proceeds from disposition of property and equipment	42,785	35,209
Purchases of property, equipment and leasehold improvements	(12,189)	(8,198)
Other investing activities	723	3,920

Net cash provided by investing activities — continuing operations	31,319	30,931
Net cash provided by investing activities — discontinued operations	22,489	742

Net cash provided by investing activities	53,808	31,673

Cash flows from financing activities:
Dividends paid	(1,441)	(1,651)
Net borrowings under revolving credit agreement	32,938	71,126
Proceeds from issuance of notes payable, net of issuance costs	539	9,728
Principal repayments on long-term debt and capital lease obligations	(3,350)	(120,195)
Payment to minority interest partners	(531)	(392)
Repurchase of common stock	(75,325)	—
Tax benefit related to stock option exercises	197	—
Proceeds from issuance of common stock and exercise of stock options	2,814	1,733

Net cash used by financing activities — continuing operations	(44,159)	(39,651)
Net cash used by financing activities — discontinued operations	—	—

Net cash used by financing activities	(44,159)	(39,651)

Foreign currency translation	436	(258)

Net increase in cash and cash equivalents	2,567	(836)

Cash and cash equivalents at beginning of period	26,055	27,628

Cash and cash equivalents at end of period	$28,622	$26,792

Non-cash transactions:
Unrealized gain on fair value of investment securities, net of tax	$21	$64
Cash payments for:
Interest	$8,632	$13,291
Income taxes	$37,503	$13,417
See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2005 (included in the Company’s Annual Report on Form 10-K). Certain prior period amounts have been reclassified to conform to the current period presentation.
(2) Stock Based Compensation
     Prior to October 1, 2005, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded for fixed-plan stock options only if the current market price of the underlying stock exceeded the exercise price on the date of grant. Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123 and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure, and amendment of FASB Statement No. 123, the Company had elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of these statements. The following table illustrates the effect on net earnings if the fair-value-based method had been applied to all outstanding and unvested awards for the third quarter ended June 30, 2005.

	Three Months	Nine Months
	ended June 30,	ended June 30,
	2005	2005

Net earnings (loss), as reported	$(5,336)	$5,085
Add stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(976)	(2,939)

Pro forma net earnings (loss)	$(6,312)	$2,146

Earnings (loss) per share:

Basic-as reported	$(0.15)	$0.14

Basic-pro forma	$(0.17)	$0.06

Diluted-as reported	$(0.14)	$0.14

Diluted-pro forma	$(0.17)	$0.06

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
     Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No.123R using the modified prospective method. Under this method, compensation costs in the periods are based on the estimated fair value of the respective options and the proportion vesting in the period. Stock-based employee compensation expense for the three and nine months ended June 30, 2006 was calculated using the Black-Scholes option-pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility.
     The estimated weighted average fair value of options granted during 2005 was $5.85 using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant, weighted average volatility of 33% for fiscal year 2005, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant (4.5%), and a weighted average expected term of 7.0 years for 2005.
     There was one option grant during the nine months ended June 30, 2006 for 300,000 options. The estimated weighted average fair value of options granted during 2006 was $4.35 using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant, weighted average volatility of 29% for fiscal year 2006, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant (5.0%), and a weighted average expected term of 4.5 years for 2006.
     The adoption of SFAS No.123(R) using the modified prospective method resulted in the Company recognizing $128 thousand of stock based compensation expense in the quarter ended June 30, 2006 and $337 thousand for the first nine months of fiscal 2006. As of June 30, 2006, there were approximately $1.3 million of total unrecognized compensation expense related to unvested options granted under the option plans. The Company used a 7.5% forfeiture to arrive at this expense. This cost is expected to be fully recognized by the end of Fiscal Year 2010. During the first nine months ended June 30, 2006, the aggregate intrinsic value of options exercised under our stock plan was $513,081 determined as of the date of option exercise.
Stock Plans
     In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under the plans, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares had been reserved for issuance under these two plans combined. Options representing 3,701,145 shares are outstanding under the stock option plan at June 30, 2006. Under this plan, options generally vest over a one- to four-year period and generally expire ten years after the date of grant. This plan expired in August 2005 and no new shares will be granted under the plan.
     In February 2006, shareholders approved a new 2006 plan and reserved 1,500,000 shares to be issued. The Company has issued 300,000 options under the new plan as of June 30, 2006. Options are expected to be granted with an exercise price equal to the fair market value at the date of grant, generally vest over a one- to four-year period and generally expire ten years after the date of grant, similar to the 1995 plans.
     In August 1995, both the Board of Directors and shareholders approved a stock plan for directors. A total of 475,000 shares have been reserved for issuance under the plan. This plan expired in August 2005 and no new options will be granted under this plan. Options to purchase 86,500 shares are outstanding under this plan at June 30, 2006.
     A summary for the Company’s stock option activity as of June 30, 2006, and changes during the first nine months of fiscal 2006 is presented in the following table:

			Weighted	Aggregate
	Number	Weighted Average	Average Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	as of 6/30/06
Outstanding at September 30, 2005	4,153,206	$17.98
Granted	—	n/a
Exercised	(40,675)	$11.56
Forfeited	(3,000)	$12.73
Expired	(36,926)	$16.30

Outstanding at December 31, 2005	4,072,605	$18.06

Granted	—	n/a
Exercised	(124,919)	$13.23
Forfeited	(3,000)	$12.73
Expired	(22,500)	$16.34

Outstanding at March 31, 2006	3,922,186	$18.22

Granted	300,000	$14.41
Exercised	(15,250)	$13.14
Forfeited	(2,250)	$12.73
Expired	(417,041)	$19.77

Outstanding at June 30, 2006	3,787,645	$17.78	5.83	$4,190,468

Vested or expected to vest at June 30, 2006	3,722,603	$17.84	0.20	$4,063,688

Exercisable at June 30, 2006	3,239,895	$18.47	5.62	$2,904,576

     The Company recognized compensation expense of $336,677 during the nine months ended June 30, 2006, related to the options outstanding. The Company recognized an income tax benefit of $197,000 during the nine months ended June 30, 2006 related to the exercise of non-qualified stock options.
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
     The Company measures compensation cost related to restricted shares using the quoted market price on the grant date. During the nine months of 2006, the Company recognized compensation expense of $134,670 related to restricted shares and expects to recognize $54,460 during the remainder of Fiscal Year 2006 and $90,767 during Fiscal Year 2007.
     A summary for the Company’s restricted stock activity as of June 30, 2006, and changes during the first nine months of fiscal 2006 is presented in the following table:

	Number	Weighted Average
	of Shares	Grant Date Fair Value
Outstanding at September 30, 2005	28,660	$16.76
Granted	—	n/a
Vested	—	n/a
Forfeited	—	n/a

Outstanding at December 31, 2005	28,660	$16.76

Granted	14,000	$15.56
Vested	(14,001)	$17.24
Forfeited	—	n/a

Outstanding at March 31, 2006	28,659	$15.94

Granted	—	n/a
Vested	—	n/a
Forfeited	—	n/a

Outstanding at June 30, 2006	28,659	$15.94

(3) Cash Flow Statement Revisions
     The Company has separately disclosed in the accompanying consolidated statements of cash flows the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which prior periods were reported on a combined basis in a single amount. As a result, the 2005 consolidated cash flow statement has been labeled as revised.
     The Company intends to revise the previously issued fiscal year consolidated statements of cash flows in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 in order for such annual periods to be presented consistently with the accompanying consolidated cash flow statements. The condensed consolidated cash flow statements for each of the years in the three-year period ended September 30, 2005 as revised to present cash flows related to discontinued operations through June 30, 2006 by operating, investing and financing activities are as follows:

	2005	2004	2003
Net cash provided by operating activities-continuing operations	$16,527	$35,567	$19,018
Net cash (used) provided by operating activities-discontinued operations	(13,293)	6,072	1,495

Net cash provided by operating activities	3,234	41,639	20,513

Net cash provided (used) by investing activities-continuing operations	$101,004	$45,338	$(46,804)
Net cash provided by investing activities-discontinued operations	742	7,018	15,667

Net cash provided (used) by investing activities	101,746	52,356	(31,137)

Net cash (used) provided by financing activities-continuing operations	$(106,620)	$(97,663)	$8,069
Net cash provided (used) by financing activities-discontinued operations	—	—	—

Net cash (used) provided by financing activities	(106,620)	(97,663)	8,069

Foreign currency translation	$67	$(276)	$629
Cash and cash equivalents-beginning of the year	$27,628	$31,572	$33,498

Cash and cash equivalents-end of the year	$26,055	$27,628	$31,572

(4) Earnings Per Share
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
     The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both June 30, 2006 and 2005. For the nine months ended June 30, 2006 and June 30, 2005, options to purchase 2,435,376 and 2,578,669 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.
(5) Assets Held For Sale, Property-Related Gains, Net and Discontinued Operations
(a)	Assets Held For Sale

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are classified as held for sale are presented separately in the asset section of the balance sheet. Assets classified as held for sale are comprised almost exclusively of real property and are included in the Segment-Other in the identifiable asset segment table included in note 11.

(b)	Property-Related Gains (losses), Net

The Company routinely disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three and nine months ended June 30, 2006 and June 30, 2005 is as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net gains on sales of property	$4,858	$2,112	$27,504	$19,601
Impairment charges for property, equipment and leasehold improvements	1	(406)	(883)	(1,167)
Impairment charges for contract rights, lease rights and other intangible assets	(317)	(2,855)	(324)	(2,947)

Property-related gains (losses), net	$4,542	$(1,149)	$26,297	$15,487

Net property-related gains for the three months ended June 30, 2006 of $4.5 million was comprised of gains on sale of property of $4.8 million ($2.4 million from the sale of our equity-method investment in our Germany subsidiary, $1.3 million in Knoxville, $0.8 million in Baltimore, $0.1 million in Chicago and $0.2 million in miscellaneous property sales); partially offset by $0.3 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-Other. Net property-related gains for the nine months ended June 30, 2006 of $26.3 million was comprised of gains on sale of property of $27.5 million ($12.0 million in Houston, $6.0 million in Chicago, $2.4 million from the sale of our equity-method investment in our Germany subsidiary, $1.8 million in Atlanta, $1.4 million in Denver, $1.4 million in West Palm Beach, $0.8 million in Baltimore, $0.5 million in Dallas, $0.3 million in Montreal and $0.9 million in miscellaneous properties sales); partially offset by $1.2 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-Four and Segment-Other. In assessing impairment, management considered current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related loss for the three months ended June 30, 2005 was $1.1 million. The Company’s property related gains for the nine months ended June 30, 2005 was $15.5 million.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The net property-related gains noted above have been classified in continuing operations as the individual disposal transactions did not meet the SFAS No. 144 and EITF 03-13 criteria for classification as discontinued operations primarily due to the expected retention of certain cash flows from assets disposed. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations.

(c)	Discontinued Operations

The Company has either disposed of, or designated as held-for-sale, certain locations which meet the aforementioned criteria for classification as discontinued operations. The components of discontinued operations reflected on the accompanying consolidated statements of income are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Discontinued Operations:
Total Revenues	$15,418	$11,592	$36,133	$50,597

Operating earnings (loss) before property-related gains (losses), net	1,259	(5,667)	1,773	(5,109)
Property-related gains (losses), net	(9,868)	(214)	(4,188)	(5,018)

Loss from discontinued operations, before taxes	(8,609)	(5,881)	(2,415)	(10,127)
Income tax benefit (expense)	(1,102)	353	(3,861)	3,637

Discontinued operations, net of tax	$(9,711)	$(5,528)	$(6,276)	$(6,490)

     Included in operating earnings from discontinued operations for the first nine months of Fiscal 2006 is income of $2.3 million from the settlement agreement with Rotala (see note 12). Net property-related gains (losses) related to discontinued operations for the three and nine months ended June 30, 2006, includes a charge of $12.0 million related to the disposal of the United Kingdom transport division, which consists of $9.9 million in contract and lease buyouts associated with buses, routes and the depot, and $2.1 million for severance related costs. All obligations related to the charge were paid in the third quarter of Fiscal 2006, except for $4.1 million relating to contract and lease buyouts which will be paid over the next four quarters. Also included in net property-related gains (losses) related to discontinued operations for the first nine months of 2006 are gains of $8.0 million from the sale of properties which had been classified as Assets Held for Sale. The Company’s 2005 statements of income and cash flows have been reclassified to reflect the operations and cash flows related to these discontinued operations.
(6) Intangible Assets
     As of June 30, 2006, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$129,201	$55,235	$73,966

     Amortization expense related to the contract and lease rights was $2.0 million for the three months ended June 30, 2006, and June 30, 2005 and $6.0 million and $5.6 million for the nine months ended June 30, 2006 and June 30, 2005, respectively.
(7) Long-Term Debt
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
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of June 30, 2006 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $113.9 million consisting of a $73.9 million term loan and a $40.0 million revolving loan, with an overall weighted average interest rate of 5.9% as of June 30, 2006. The term loan is required to be repaid in quarterly payments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The revolving loan is required to be repaid February 2008. The aggregate availability under the Credit Facility was $132.9 million at June 30, 2006, which is net of $52.1 million of stand-by letters of credit. During the first quarter of 2006, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
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
     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at June 30, 2006.
(8) Derivative Financial Instruments
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

     At June 30, 2006, the Company had three derivative financial instruments including two interest rate swaps with a combined notional amount of $87.5 million. These derivative financial instruments are reported at their fair values and are included as other assets on the consolidated balance sheets. The following table lists the fair value of the derivative financial instruments (amounts in thousands):

	June 30,	September 30,
	2006	2005
Derivative instrument assets:
Interest rate swaps	$2,657	$3,006

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
(9) Stock Repurchase
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
(10) Comprehensive Income
     Comprehensive income (loss) for the three and nine months ended June 30, 2006 and 2005, was as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings (loss)	$(1,104)	$(5,336)	$18,836	$5,085
Change in fair value of investment securities, net of tax	11	73	21	64
Foreign currency cumulative translation adjustment	885	(835)	(253)	2,272

Comprehensive income (loss)	$(208)	$(6,098)	$18,604	$7,421

(11) Business Segments
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) of each segment for the three and nine months ended June 30, 2006 and 2005, as well as identifiable assets for each segment as of June 30, 2006 and September 30, 2005. The segment information has been updated for 2006 and 2005 to incorporate changes in the Company’s segment structure.

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:(1)
Segment One	$15,716	$16,453	$46,980	$49,774
Segment Two	24,550	25,166	73,392	74,453
Segment Three	28,344	26,898	80,278	79,836
Segment Four	60,413	62,095	177,954	181,452
Segment Five	18,098	19,159	52,827	56,852
Segment Six	4,541	4,828	13,844	14,428
Segment Seven	9,030	6,144	29,999	28,699
Other	2,651	2,608	7,134	7,182

Total revenues	$163,343	$163,351	$482,408	$492,676

(1)	Revenues exclude reimbursement of management contract expenses. Such amounts were $117.4 million and $113.8 million for the three months ended June 30, 2006 and 2005, respectively, and $344.6 million and $330.9 million for the nine months ended June 30, 2006 and 2005, respectively.

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating earnings (loss):
Segment One	$1,468	$(555)	$3,850	$1,263
Segment Two	2,217	1,113	5,360	3,018
Segment Three	4,507	144	10,745	2,692
Segment Four	5,891	5,489	10,999	9,885
Segment Five	2,914	3,431	7,746	8,710
Segment Six	865	1,448	2,991	3,129
Segment Seven	1,814	(4,577)	(302)	(2,721)
Other (including net realized gain (loss) on the sale of real estate)	(3,389)	(2,024)	9,510	6,431

Total operating earnings	$16,287	$4,469	$50,899	$32,407

	June 30,	September 30,
	2006	2005
Identifiable assets:
Segment One	$18,030	$18,666
Segment Two	44,633	45,626
Segment Three	17,083	16,366
Segment Four	310,389	312,329
Segment Five	27,883	29,961
Segment Six	14,016	11,457
Segment Seven	48,112	49,267
Other	356,782	384,142

Total assets	$836,928	$867,814

Segment One encompasses the Midwestern region of the United States. It also includes Canada, excluding Vancouver.
Segment Two encompasses the southeastern region of the United States to include Washington DC and Baltimore. It also includes Pennsylvania and Western New York.
Segment Three encompasses Nashville, TN, Memphis, TN, Nebraska, Colorado, Missouri, the western region of the United States and Vancouver, BC.
Segment Four encompasses the northeastern region of the United States to include New York City, New Jersey and Boston.
Segment Five encompasses Florida, Alabama, parts of Tennessee and the southeastern region of the United States to include the Gulf Coast region and Texas.
Segment Six encompasses the USA Parking acquisition.
Segment Seven encompasses Miami, FL, Europe, Puerto Rico, Central and South America.
Other encompasses the home office, eliminations, owned real estate and certain partnerships.
(12) Commitments and Contingencies
     On December 23, 2005, the Company entered into a settlement agreement with Rotala PLC, the Flights Group companies, Stuart Lawrenson, Paul Churchman and Michael Tackley resolving the Company’s claims arising from certain actions taken by former employees of the Company in the United Kingdom. The key terms of the settlement include: (1) The payment to the Company of the proceeds from the sale of 46,666,667 shares of Rotala stock, indirectly owned by Lawrenson, which were sold through a private placement with net proceeds of pound sterling (“GBP”)

602,296 (USD $1,073,741 based on January 26, 2006 exchange rate) was received by the Company on January 26, 2006; (2) Rotala issued promissory notes to the Company with a value of GBP 800,000 (USD $1,374,738 based on December 31, 2005 exchange rate), payable in annual installments between December 31, 2006, and December 31, 2010; (3) in addition to amounts already received from Rotala for goods and services benefiting the Flights Group, Rotala agreed to pay an additional GBP 270,000 (USD $472,377 based on April 5, 2006 exchange rate) to the Company upon completion of a previously announced fundraising which was completed and paid to the Company on April 5, 2006; (4) Rotala granted to the Company a warrant to purchase 15,000,000 ordinary shares of Rotala stock at an exercise price of 1.5 pence per share, exercisable for a five year period; (5) Stuart Lawrenson agreed to pay to the Company GPB 70,000 (USD $120,290 based on December 31, 2005 exchange rate) in April 2006 and to pay an additional GBP 60,000 (USD $103,105 based on December 31, 2005 exchange rate) within a year; and (6) Paul Churchman and Michael Tackley each agreed to pay GBP 10,000 (USD $17,184 based on December 31, 2005 exchange rate) to the Company within ninety days. The Company received the payment of GBP 95,000 (USD $166,276 based on April 6, 2006 exchange rate) from Lawrenson on April 6, 2006, and another payment of GBP 35,000 (USD $65,204 based on May 9, 2006 exchange rate) on May 9, 2006 and the payments from Churchman and Tackley of GBP 20,053 (USD $35,097 based on April 6, 2006 exchange rate) on April 6, 2006. Lawrenson, Churchman and Tackley have met all of their obligations under the settlement agreement and all claims relating to the settlement agreement have been released. Rotala and the Flight Group companies have met all of their obligations under the settlement agreement to date. The only remaining obligations of Rotala/Flight Group are the repayment of the promissory note of GBP 800,000 discussed above and acceptance of the Company’s future exercise of the warrant described above.
     In addition to the matter described above, the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company, but could have a material effect on the results of operations in a given quarter.
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
          The following important factors, in addition to those discussed elsewhere in this document, and the Company’s 10-K, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news releases and other public statements by the Company:
-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to:
-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and obtain performance and surety bonds on favorable terms.

-	successful implementation of the Company’s strategic plan;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to effects of weather on travel and transportation patterns;

-	the impact of litigation and claims;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under Item 1A — “Risk Factors” and in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Overview
     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 36 states, the District of Columbia, Canada, Puerto Rico, Chile, Colombia, Peru, the United Kingdom, the Republic of Ireland, Spain, Poland, Greece, Italy and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of June 30, 2006, Central Parking operated 1,617 parking facilities through management contracts, leased 1,331 parking facilities, and owned 152 parking facilities, either independently or in joint ventures with third parties.
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
          Impairment of Long-Lived Assets and Goodwill
          As of June 30, 2006, the Company’s long-lived assets were comprised primarily of $309.1 million of property, equipment and leasehold improvements, $74.0 million of contract and lease rights, $232.4 million of goodwill and $10.4 million of deferred expenses. In accounting for the Company’s long-lived assets, other than goodwill and intangible assets with indefinite useful lives, the Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company accounts for goodwill and intangible assets with indefinite useful lives under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
          The determination and measurement of an impairment loss under these accounting standards require the continuous use of significant judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment loss of approximately $0.5 million ($0.3 million in continuing operations and $0.2 million in discontinued operations) during the three months ended June 30, 2006 as a result of underperforming locations, upon termination or disposal and premature closures and a loss of approximately $1.5 million ($1.2 million in continuing operations and $0.3 million in discontinued operations) during the nine months ended June 30, 2006 as a result of underperforming locations, upon termination or disposal and premature closures. Future events may indicate differences from management’s judgments and estimates, which could, in turn, result in additional impairment charges in the future. Future events that may result in increased impairment charges include increases in interest rates, which would impact discount rates, unfavorable economic conditions or other factors, which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities.
          Contract and Lease Rights
          As of June 30, 2006, the Company had $74.0 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights, which are purchased individually, are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the actual renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.

          Allowance for Doubtful Accounts
          As of June 30, 2006, the Company had $71.3 million of gross trade receivables, including management accounts receivable and accounts receivable — other. Additionally, the Company had a recorded allowance for doubtful accounts of $5.2 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, especially in the Northeast United States, could have an impact on the collection of existing receivable balances or future allowance considerations.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R was effective for the Company beginning October 1, 2005. See footnote (2) for additional information.
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

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.
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
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 concludes that (a) the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and (b) that the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed under Opinion 22. Furthermore, for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.
Results of Operations
     Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Parking revenues for the third quarter of fiscal year 2006 decreased to $133.0 million from $136.1 million for the third quarter of fiscal year 2005, a decrease of $3.1 million, or 2.3%. The decrease of $3.1 million is due to a decrease of $10.0 million due to closed locations and a decrease of $5.5 million related to contracts converted from leased to management deals; partially offset by an increase of $6.0 million in new locations and an increase of same store sales of $6.4 million.
     Management contract revenues for the third quarter of fiscal 2006 increased to $30.4 million from $27.2 million for the third quarter of fiscal year 2005, an increase of $3.1 million or 11.5%. The increase was primarily due to an increase in management locations.
     Cost of parking for the third quarter of fiscal 2006 decreased to $120.2 million from $121.9 million for the third quarter of fiscal 2005, a decrease of $1.7 million or 1.4%. The decrease was due primarily to a reduction in the number of operating locations, including elimination of several unprofitable locations, and was composed of a $0.5 million decline in snow removal and $0.8 million in repairs and maintenance and other expenses, $0.2 million decline in payroll expense and $0.2 million decline in utilities. Rent expense as a percentage of parking revenues increased to 52.3% during the quarter ended June 30, 2006, from 51.4% in the quarter ended June 30, 2005. Payroll and benefit expenses as a percent of parking revenues were 18.9% of parking revenues for the third quarter of fiscal 2006 as compared to 18.5% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 90.4% for the third quarter of fiscal 2006 compared to 89.6% for the third quarter of fiscal 2005.
     Cost of management contracts for the third quarter of fiscal 2006 decreased to $12.5 million from $14.3 million in the comparable period in 2005, a decrease of $1.7 million or 12.0%. The decrease was primarily caused by a decrease of $1.2 million in bad debt expense, $0.2 million in group insurance claims, $0.4 million in other insurance related costs; offset by $0.1 million increase in other expenses. Cost of management contracts as a percentage of management contract revenue decreased to 41.3% for the third fiscal quarter of 2006 from 52.3% for the same period in 2005.
     General and administrative expenses decreased to $18.8 million for the third quarter of fiscal 2006 from $21.6 million for the third quarter of fiscal 2005, a decrease of $2.7 million or 12.7%. This decrease is due to a decrease of $2.0 million in professional fees and $1.6 million in other expenses; partially offset by a $0.9 million increase in payroll expenses. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 11.5% for the third quarter of fiscal 2006 from 13.2% for the third quarter of fiscal 2005.
     Net property-related gains for the three months ended June 30, 2006 were $4.5 million, which was comprised of gains on sale of property of $4.8 million ($2.4 million from the sale of our equity method investment in our Germany subsidiary, $1.3 million in Knoxville, $0.8 million in Baltimore, $0.1 million in Chicago and $0.2 million in miscellaneous property sales); partially offset by $0.3 million of impairments of leasehold improvements, contract rights and other intangible assets. Based on current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related loss for the three months ended June 30, 2005 was $1.1 million.
     Interest expense increased to $4.1 million for the third quarter of fiscal 2006 compared to $4.0 million for third quarter of fiscal 2005, an increase of $0.1 million or 0.1%. The increase was primarily attributed to an increase in the weighted average interest rate on debt outstanding under the Credit Facility.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $217.6 million during the quarter ended June 30, 2006, at a weighted average interest rate of 6.4% compared to a weighted average balance outstanding of $252.4 million at a weighted average rate of 6.2% during the quarter ended June 30, 2005. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded income tax expense on earnings from continuing operations of $3.9 million for the third quarter of fiscal 2006 as compared to $0.2 million for the third quarter of fiscal 2005, a change of $3.7 million. The effective tax rate on earnings from continuing operations before income taxes for the third quarter of fiscal 2006 was 31.0% compared to 45.5% for the third quarter of fiscal 2005. The lower effective tax rate in fiscal 2006 is due primarily to a decrease in 2006 of valuation allowances related to certain state tax loss carryforwards and the establishment of valuation allowances in fiscal 2005 related to certain foreign losses.
     For the three months ended June 30, 2006, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $9.7 million, net of tax. The loss was primarily related to the disposal of the United Kingdom transportation division. The Company’s prior period results were reclassified to reflect those locations classified as discontinued operations through September 30, 2006.
Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005
     Parking revenues for the first nine months of fiscal year 2006 decreased to $395.4 million from $407.0 million for the first nine months of fiscal year 2005, a decrease of $11.6 million, or 2.8%. The decrease of $11.6 million is due to a decrease of $30.7 million due to closed locations and a decrease of $11.9 million related to contracts converted from leased to management deals; partially offset by an increase of $14.0 million in new locations and an increase of same store sales of $17.0 million.
     Management contract revenues for the first nine months of fiscal 2006 increased to $87.0 million from $85.7 million for the first nine months of fiscal year 2005, an increase of $1.3 million or 1.5%. The increase was primarily due to higher management fees.
     Cost of parking for the first nine months of fiscal 2006 decreased to $360.4 million from $369.2 million for the first nine months of fiscal 2005, a decrease of $8.8 million or 2.4%. The decrease was due primarily to a reduction in the number of operating locations, including elimination of several unprofitable locations, and was composed of a $6.4 million decline in rent expense, a $1.8 million decline in repairs and maintenance, $1.3 million decline in snow removal, $0.6 million decline in property taxes; offset by a $0.6 million increase in supplies and $0.7 million increase in other expenses. Rent expense as a percentage of parking revenues decreased to 51.6% during the nine months ended June 30, 2006, from 51.7% for the nine months ended June 30, 2005. Payroll and benefit expenses as a percent of parking revenues were 18.9% of parking revenues for the nine months ended of fiscal 2006 as compared to 18.4% in the comparable prior year period. Cost of parking as a percentage of parking revenues increased to 91.1% for the first nine months of fiscal 2006 from 90.1% for the first nine months of fiscal 2005.
     Cost of management contracts for the first nine months of fiscal 2006 decreased to $36.6 million from $44.7 million in the comparable period in 2005, a decrease of $8.1 million or 18.2%. The decrease was primarily caused by a decrease of $2.7 million in group insurance claims expense, a decrease of $3.3 million in other insurance related costs and a decrease of $2.0 million in bad debt expense and a decrease of $0.1 in other expenses. Cost of management contracts as a percentage of management contract revenue decreased to 42.0% for the first nine months of fiscal 2006 from 52.2% for the same period in 2005.
     General and administrative expenses decreased to $60.8 million for the first nine months of fiscal 2006 from $61.8 million for the first nine months of fiscal 2005, a decrease of $1.0 million or 1.6%. This decrease is due to a decrease of $1.6 million in payroll related expenses and a decrease of $2.7 million in other expenses; offset by an increase of $1.9 million in professional expenses related to the United Kingdom investigation and an increase of $1.4 million in supplies. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) increased to 12.6% for the first nine months of fiscal 2006 compared to 12.5% for the first nine months of fiscal 2005.
     Net property-related gains for the nine months ended June 30, 2006 were $26.3 million, which was comprised of gains on sale of property of $27.5 million ($12.0 million in Houston, $6.0 million in Chicago, $2.4 million, from the sale of our equity-method investment in our Germany subsidiary, $1.8 million in Atlanta, $1.4 million in Denver, $1.4 million in West Palm Beach, $0.8 million in Baltimore, $0.5 million in Dallas, $0.3 million in Montreal and $0.9 million in miscellaneous properties sales); partially offset by $1.2 million of impairments of leasehold improvements, contract rights and other intangible assets. Based on current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related gains for the nine months ended June 30, 2005 was $15.5 million.
     Interest expense decreased to $12.1 million for the first nine months of fiscal 2006 from $13.9 million for the first nine months of fiscal 2005, a decrease of $1.8 million or 12.8%. The decrease was primarily attributed to a decrease in the weighted average debt outstanding under the Credit Facility.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $228.5 million during the nine months ended June 30, 2006, at a weighted average interest rate of 6.3% compared to a weighted average balance outstanding of $279.1 million at a weighted average rate of 6.2% during the nine months ended June 30, 2005. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded income tax expense on earnings from continuing operations of $14.3 million for the first nine months of fiscal 2006 as compared to income tax expense of $9.6 million for the first nine months of fiscal 2005, a change of $4.7 million. The effective tax rate on earnings from continuing operations before income taxes for the first nine months of fiscal 2006 was 36.3% compared to 45.3% for the first nine months of fiscal 2005. The lower effective tax rate in fiscal 2006 is due primarily to a decrease in 2006 of valuation allowances related to certain state tax loss carryforwards and the establishment of valuation allowances in fiscal 2005 related to certain foreign losses.
     For the nine months ended June 30, 2006, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $6.3 million, net of tax. The loss was primarily related to the United Kingdom transportation division. The Company’s prior period results were reclassified to reflect those locations classified as discontinued operations through June 30, 2006.
Liquidity and Capital Resources
     Net cash used by operating activities for the nine months ended June 30, 2006 was $7.5 million compared to $7.4 million provided for the nine months ended June 30, 2005. The change was primarily due to an increase in operating assets and a reduction in income taxes payable.
     Net cash provided by investing activities was $53.8 million for the nine months ended June 30, 2006 compared to $31.7 million of net cash provided in investing activities for the nine months ended June 30, 2005. This change was primarily due to an increase in proceeds from dispositions of property and equipment. The proceeds for the six months ended June 30, 2006, related primarily to property sales in Houston, Chicago, Atlanta, Denver, West Palm Beach and the sale of Company’s partnership in Germany.
     Net cash used by financing activities was $44.2 million for the nine months ended June 30, 2006 compared to $39.7 million net cash used for the nine months ended June 30, 2005.
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
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of June 30, 2006 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $113.9 million consisting of a $73.9 million term loan and a $40.0 million revolving loan, with an overall weighted average interest rate of 5.9% as of June 30, 2006. The term loan is required to be repaid in quarterly payments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The revolving loan is required to be repaid by February 2008. The aggregate availability under the Credit Facility was $132.9 million at June 30, 2006, which is net of $52.1 million of stand-by letters of credit.
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
     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the covenants at June 30, 2006.
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
     Future Cash Commitments
     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2006 to be approximately $19 to $22 million, of which the Company has spent $12.2 million during the first nine months of fiscal 2006.
     The following tables summarize the Company’s total contracted obligations and commercial commitments as of June 30, 2006 (amounts in thousands):

		Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$131,275	$2,648	100,966	$27,534	$127

Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	967,571	197,290	274,320	167,318	328,643

Total contractual cash obligations	$1,176,931	$199,938	$375,286	$194,852	$406,855

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$132,858	$—	$132,858	$—	$—
     Unused lines of credit as of June 30, 2006 are reduced by $52.1 million of standby letters of credit.
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Interest Rate
     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of June 30, 2006, the Company had $113.9 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 200 basis points. Of this amount, $73.9 million of the Credit Facility is payable in quarterly installments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010 and $40.0 million in revolving credit loans are due in February 2008. The Company anticipates paying the scheduled quarterly payments from operating cash flows.
     The Company is required under the Credit Facility to enter into and maintain interest rate protection agreements designed to limit the Company’s exposure to increases in interest rates. On May 30, 2003, the Company entered into two interest rate swap transactions for a combined notional amount of $87.5 million. Both transactions swapped the Company’s floating LIBOR interest rates for fixed interest of 2.45% until June 30, 2007. Because not all of the terms are consistent with the credit facility, the derivatives do not qualify as a cash flow hedge.
     The weighted average interest rate on the Company’s Credit Facility at June 30, 2006 was 5.9%. The 5.9% rate includes all outstanding LIBOR contracts and swap agreements at June 30, 2006. An increase (decrease) in LIBOR of 1% would result in an increase (decrease) of annual interest expense of $0.9 million based on the Company’s un-hedged outstanding Credit Facility balance of $88.7 million at June 30, 2006.
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

     Foreign Currency Risk
     The Company’s exposure to foreign exchange risk is minimal. As of June 30, 2006, the Company has approximately GBP 2.2 million (USD $4.1 million) of cash and cash equivalents denominated in British pounds, EUR 2.0 million (USD $1.5 million) denominated in euros, CAD 1.3 million (USD $1.1 million) denominated in Canadian dollars, and USD $1.3 million denominated in various other foreign currencies. The Company also has EUR 0.5 million (USD $0.7 million) of notes payable denominated in euros and GBP 12.5 million (USD $23.1 million) of notes payable denominated in pounds at June 30, 2006. These notes bear interest at a floating rate of 4.9% as of June 30, 2006, and require monthly principal and interest payments through 2012. The Company does not hold any hedging instruments related to foreign currency transactions. The Company monitors foreign currency positions and may enter into certain hedging instruments in the future should it determine that exposure to foreign exchange risk has increased. Based on the Company’s overall currency rate exposure as of June 30, 2006, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s financial statements.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) for the quarter ended June 30, 2006.
          Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 because of material weaknesses discussed below.
          To address the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present, in all material respects, the Company’s financial condition, results of operations and cash flows for the quarter ended June 30, 2006.
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

          As a result of these material weaknesses as of June 30, 2006 in the Company’s internal control over financial reporting, management has concluded that, as of June 30, 2006, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On December 23, 2005, the Company entered into a settlement agreement with Rotala PLC, the Flights Group companies, Stuart Lawrenson, Paul Churchman and Michael Tackley resolving the Company’s claims arising from certain actions taken by former employees of the Company in the United Kingdom. The key terms of the settlement include: (1) The payment to the Company of the proceeds from the sale of 46,666,667 shares of Rotala stock, indirectly owned by Lawrenson, which were sold through a private placement with net proceeds of pound sterling (“GBP”) 602,296 (USD $1,073,741 based on January 26, 2006 exchange rate) was received by the Company on January 26, 2006; (2) Rotala issued promissory notes to the Company with a value of GBP 800,000 (USD $1,374,738 based on December 31, 2005 exchange rate), payable in annual installments between December 31, 2006, and December 31, 2010; (3) in addition to amounts already received from Rotala for goods and services benefiting the Flights Group, Rotala agreed to pay an additional GBP 270,000 (USD $472,377 based on April 5, 2006 exchange rate) to the Company upon completion of a previously announced fundraising which was completed and paid to the Company on April 5, 2006; (4) Rotala granted to the Company a warrant to purchase 15,000,000 ordinary shares of Rotala stock at an exercise price of 1.5 pence per share, exercisable for a five year period; (5) Stuart Lawrenson agreed to pay to the Company GPB 70,000 (USD $120,290 based on December 31, 2005 exchange rate) in April 2006 and to pay an additional GBP 60,000 (USD $103,105 based on December 31, 2005 exchange rate) within a year; and (6) Paul Churchman and Michael Tackley each agreed to pay GBP 10,000 (USD $17,184 based on December 31, 2005 exchange rate) to the Company within ninety days. The Company received the payment of GBP 95,000 (USD $166,276 based on April 6, 2006 exchange rate) from Lawrenson on April 6, 2006, and another payment of GBP 35,000 (USD $65,204 based on May 9, 2006 exchange rate) on May 9, 2006 and the payments from Churchman and Tackley of GBP 20,053 (USD $35,097 based on April 6, 2006 exchange rate) on April 6, 2006. Lawrenson, Churchman and Tackley have met all of their obligations under the settlement agreement and all claims relating to the settlement agreement have been released.

Rotala and the Flight Group companies have met all of their obligations settlement agreement to date. The only remaining obligations of Rotala/Flight Group are the repayment of the promissory note of GBP 800,000 discussed above and acceptance of the Company’s future exercise of the warrant described above.
     In addition to the matter described above, the Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position, operations, or liquidity of the Company, but could have a material effect on the results of operations in a given quarter.
Item 6. Exhibits

2.1		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4		Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5		Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6		Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1		Fifth Amendment to Credit Agreement dated April 7, 2006 by and among Central Parking Corporation et al and Bank of America, N. A. et al (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 10, 2006).

31.1		Certification of Emanuel Eads pursuant to Rule 13a-14(a).

31.2		Certification of Jeff Heavrin pursuant to Rule 13a-14(a).

32.1		Certification of Emanuel Eads pursuant to Section 1350.

32.2		Certification of Jeff Heavrin pursuant to Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION
Date: August 9, 2006	By:	/s/ EMANUEL EADS
Emanuel Eads
Chief Executive Officer

CENTRAL PARKING CORPORATION
Date: August 9, 2006	By:	/s/ JEFF HEAVRIN
Jeff Heavrin
Senior Vice President and Chief Financial Officer