Form 10-K
period 2006-09-30
CENTRAL PARKING CORP
filed 2006-12-14
CIK 949298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-13950
CENTRAL PARKING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Tennessee	62-1052916

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2401 21st Avenue South,
Suite 200, Nashville, Tennessee	37212

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: Securities Registered Pursuant to Section 12(b) of the Act: Securities Registered Pursuant to Section 12(g) of the Act:	(615) 297-4255 None

Title of Each Class	Name of each Exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange
Indicate by check mark if the regristrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 31, 2006 (the last business day of the most recently completed second fiscal quarter) was $107,400,592. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at November 30, 2006

Common Stock, $0.01 par value	32,176,711
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on February 20, 2007 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14 of this Form 10-K.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
          Certain information discussed in this Annual Report on Form 10-K, including but not limited to, information under the captions “Business”; “Properties”; “Legal Proceedings”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Quantitative and Qualitative Disclosures About Market Risk”; and the information incorporated herein by reference, may constitute forward-looking statements for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties, including, without limitation, the factors set forth under the caption “Risk Factors.” Forward-looking statements include, but are not limited to, discussions regarding the Company’s strategic plan, operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “estimates,” “projects,” “objective,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
          The following important factors, in addition to those discussed elsewhere in this document, and the documents which are incorporated herein by reference, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news release and other public statements by the Company and incorporated by reference in this document:
-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to
-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed costs of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and to obtain performance and surety bonds on favorable terms;
-	successful implementation of the Company’s strategic plan and other operating strategies;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to, the effects of weather and fuel prices on travel and transportation patterns;

-	the impact of litigation;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under the heading Item 1A. “Risk Factors” included elsewhere in this Form 10-K.

PART I
Item 1. Business
General
          Central Parking Corporation (“Central Parking” or the “Company”) is a leading provider of parking and related services. As of September 30, 2006, Central Parking operated 3,055 parking facilities containing 1,403,055 spaces in 37 states, the District of Columbia, Canada, Puerto Rico, Chile, Colombia, Peru, the United Kingdom, the Republic of Ireland, Spain, Poland, Greece and Switzerland.
          Central Parking operates or manages multi-level parking facilities and surface lots. It also provides ancillary services, including parking consulting, shuttle bus, valet, parking meter collection and enforcement, and billing services. Central Parking operates parking facilities under three general types of arrangements: management contracts, leases and fee ownership. As of September 30, 2006, Central Parking operated 1,620 parking facilities under management contracts and 1,296 parking facilities under leases. In addition, the Company owned 139 parking facilities either independently or through joint ventures.
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
Strategic Plan
          In August 2005, the Company announced a strategic plan designed to streamline operations and focus on core competencies and key markets with the greatest potential for growing profits. The plan includes the following components:
•	Exit marginal and low growth markets (cities and countries). The Company has divested operations in 10 cities in the United States and 4 foreign countries. Most of the operations divested in the United States are in small to medium-sized markets that management believes have limited growth potential. The Company intends to maintain a strong presence and focus its growth efforts in the major metropolitan areas throughout the United States. Internationally, the operations divested are primarily in countries in which the Company has a small market share and significant barriers to growth. The operations that the Company has divested since August 2005 represent less than 4.0% of revenues.

•	Reduce the number of marginal and unprofitable operating agreements. In its remaining markets, the Company is seeking to improve profit margins by reducing the number of marginal and unprofitable operating agreements and focus on fewer but more profitable locations. The Company plans to continue its program of seeking to eliminate unprofitable leases through renegotiation, operational improvements and selective buyouts. Low-margin management agreements and leases will be targeted for renegotiation or termination.

•	Target national accounts and other market segments with high growth potential. The Company is placing more focus on national accounts and other specialized parking market segments, including stadiums and arenas, airports, municipal and hospitality valet. Additional resources have been dedicated to these specialized markets. A senior-level manager has been named to focus on the stadium and arena market segment and a vice president for national accounts also has been named. In addition, the Company’s USA Parking subsidiary, which is focused on the high-end hospitality industry, is expanding its marketing activities outside of its traditional home base of Florida. The Company will continue its efforts to expand its share of the airport parking segment and will seek to grow its on-street business.

•	Re-emphasize the importance of client relationships in retaining and growing the management contract segment. The Company is re-emphasizing the importance of developing and maintaining strong client relationships at the local, regional and national levels with the primary goals of improving the Company’s management contract retention rates and increasing its share of the management contract business.

•	Expand the Operational Excellence initiative company-wide. Through its Operational Excellence initiative, the Company seeks to improve revenues, margins and profits at the location level. The Company is dedicating additional resources to its Operational Excellence initiative to expand its operational audit and training programs and is adding Operational Excellence managers in several key markets.

•	Increase investment in technology to reduce costs and improve operational efficiencies. The Company plans to deploy additional technology at the lot level, including automated pay stations and other revenue collection technology. In addition, the Company plans to continue to automate more field and corporate accounting processes. Management believes this investment will streamline payment processing, improve timeliness of reporting and drive operational efficiencies. In addition, management believes that the Company’s application of technology to its operations represents a competitive advantage over smaller operators with more limited resources.

•	Pursue opportunistic sales of real estate. The Company plans to continue its previously announced strategy of pursuing opportunistic sales of real estate in situations where the Company can achieve a purchase price that represents a substantial multiple to earnings. The Company has a significant portfolio of real estate properties. In certain situations, some of these properties have increased in value significantly such that the best use for the property is something other than parking. In these situations, the Company will consider selling the property for development. During fiscal year 2006, the Company sold 39 properties for a total of $115.8 million and anticipates additional sales during the next fiscal year.
     The strategic plan is designed to capitalize on Central Parking’s brand, experience and relationships to grow the profits of the Company.
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

          Pursue Privatization Opportunities and Airports
          The Company pursues privatization opportunities, including on-street parking fee collection and enforcement, shuttle services and airport parking management. The Company currently has contracts for parking meter collection and enforcement in 29 cities, including; Charlotte, North Carolina; Daytona Beach, Florida; and Edinburgh, Scotland. The Company currently provides airport parking management services to approximately 30 airports, including airports in Miami, New Orleans, Houston, Detroit and Washington Dulles.
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
          The Company’s operations are managed based on segments administered by executive vice presidents and senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. See Note 18 to the Consolidated Financial Statements for financial information regarding the Company’s business segments.
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
          Offer Ancillary Services
          Central Parking provides services that are complementary to parking facility management. These services include consulting services (parking facility design, layout and utilization); on-street parking fee collection and enforcement services; shuttle bus and van services; and, accounts receivable billing systems and services. These ancillary services did not constitute a significant portion of Central Parking’s revenues in fiscal year 2006, but management believes that the provision of ancillary services can be important in obtaining new business and preparing the Company for future changes in the parking industry.
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

          The Company seeks to distinguish itself from its competitors by combining a reputation for professionalism and quality management with operating strategies designed to increase the revenues of parking operations for its clients. The Company’s clients include some of the nation’s largest owners, developers and managers of mixed-use projects, office buildings and hotels as well as municipalities and other governmental agencies and airport authorities. Parking facilities operated by the Company include, among others, certain terminals operated by BAA Heathrow International Airport (London), Houston Airport, Detroit Airport, Strategic Rail Authority Parking (London), the Prudential Center (Boston), Turner Field (Atlanta), Coors Field (Denver), and various parking facilities owned by the Hyatt and Westin hotel chains, Faison Associates, May Department Stores, Trizec Office Properties, Jones Lang LaSalle, Millenium Partners, Shorenstein and Crescent Real Estate. None of these clients accounted for more than 5% of the Company’s total revenues for fiscal year 2006.
Acquisitions
          The Company’s acquisition strategy is selective and focuses primarily on acquisitions that the Company believes will enable it to become a more efficient and cost-effective provider in selected markets. The strategy also focuses on businesses that have the potential to enhance future cash flows and can be acquired at reasonable valuations. Central Parking believes it has the opportunity to recognize certain economies of scale by making acquisitions in markets where the Company already has a presence. Management believes acquisitions also can be an effective means of entering new markets, thereby quickly obtaining both operating presence and management personnel. No acquisitions were completed in 2004, 2005 or 2006.
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
          Operations in London began in 1991 with a single consulting agreement and, as of September 30, 2006, had grown to 113 locations in the United Kingdom including four airports, eight rail operating companies and parking meter enforcement and ticketing services for thirteen local governments that have privatized these services. Central Parking began operations in Mexico in July 1994 by forming a joint venture with G. Accion, (formerly Fondo Opcion), an established Mexican developer. In Fiscal 2006, the Company sold its interest in Mexico and Germany. As of September 30, 2006, Central Parking also operated 142 facilities in Canada, 6 in Spain, 28 in Chile, 23 in Colombia, 10 in Poland, 13 in Peru, 2 in Switzerland, 10 in the Republic of Ireland, and 13 in Greece. The Company also operates on-street parking services in the United Kingdom and the Republic of Ireland. In October 2006, the Company

sold its operations in Poland. Poland has been included in discontinued operations. The financial impact of the sale of Poland is not significant to the Company. The Company received $0.3 million from the sale of Poland. To manage its international expansion efforts, the Company has allocated responsibilities for international operations to the President of International Operations.
Operating Arrangements
          Central Parking operates parking facilities under three general types of arrangements: management contracts, leases, and fee ownership. The following table sets forth certain information regarding the number of managed, leased, or owned facilities as of the specified dates:

	September 30,
	2006	2005	2004
Managed	1,620	1,671	1,615
Leased	1,296	1,548	1,626
Owned	139	180	192

Total	3,055	3,399	3,433

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
          The Company is subject to numerous federal, state and local employment and labor laws and regulations, including Title VII of the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1991, the Age Discrimination in Employment Act of 1967, the Family Medical Leave Act, wage and hour laws, and various state and local employment discrimination and human rights laws. Several cities in which the Company has operations either have adopted or are considering the adoption of so-called “living wage” ordinances which could adversely impact the Company’s profitability by requiring companies that contract with local governmental authorities and other employers to increase wages to levels substantially above the federal minimum wage. In addition, the Company is subject to provisions of the Occupational Safety and Health Act of 1970, as amended (“OSHA”) and related regulations. Various other governmental regulations affect the Company’s operation of parking facilities, both directly and indirectly, including the Americans with Disabilities Act (“ADA”). Under the ADA, public accommodations, including many parking facilities, are required to meet certain federal requirements related to access and use by disabled persons. For example, the ADA generally requires garages to include handicapped spaces, headroom for wheelchair vans and elevators that are operable by disabled persons.
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
Employees
          As of September 30, 2006, the Company employed 18,940 individuals, including 14,657 full-time and 4,283 part-time employees. Approximately 3,817 U. S. employees are represented by labor unions. Various union locals represent parking attendants and cashiers at the New York City facilities. Other cities in which some of the Company’s employees are represented by labor unions include Washington, D.C., Miami, Detroit, Philadelphia, San Francisco, Jersey City, Newark, Atlantic City, Pittsburgh, Los Angeles, St. Louis, Columbus, Chicago and San Juan, Puerto Rico. The Company frequently is engaged in collective bargaining negotiations with various union locals. Management believes that the Company’s employee relations are good.

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
Foreign and Domestic Operations
          For information about the Company’s foreign and domestic operations refer to Note 18 to the Consolidated Financial Statements.
Available Information
          The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of the Company’s reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room at 100 F Street, Washington, DC 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains the Company’s reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.parking.com. The Company also makes available, free of charge through the Company’s website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
          Economic slowdowns in the United States could adversely affect employment levels, consumer spending and commercial office occupancy, which, in turn, could reduce the demand for parking. The reduced demand for parking could negatively impact our revenues and net income. Future economic conditions affecting disposable consumer income, employment levels, business conditions, fuel and energy costs, interest rates, and tax rates, are also likely to adversely affect our business.
          Our concentration of operations in the Northeastern and Mid-Atlantic regions of the United States, particularly in New York City, increases the risk of negative financial fluctuations due to events or factors that affect these areas.
          Our operations in the Northeastern and Mid-Atlantic regions of the United States, which includes the cities of New York, Newark, Boston, Philadelphia, Pittsburgh, Baltimore and Washington, D.C. generated approximately 43.2% of our total revenues from continuing operations (excluding reimbursement of management contract expenses) in fiscal year 2006. Revenues from our operations in New York City and surrounding areas accounted for approximately 26.6% of our total revenues from continuing operations (excluding reimbursement of management expenses) in fiscal 2006. The concentration of operations in these areas increases the risk that local or regional events or factors that affect these cities or regions such as severe winter weather, labor strikes, changes in local or state laws and regulations, economic conditions or acts of terrorism, can have a disproportionate impact on our operating results and financial condition.
          Compliance with and any failure to comply with current regulatory requirements will result in additional expenses and may adversely affect us.
          Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations and NYSE Stock Market rules, has required an increased amount of management attention. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in and we expect will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
          We have significant working capital requirements, including but not limited to, repair and maintenance obligations for our parking facilities. We are dependant on the cash generated from our operations and Credit Facility to meet our working capital requirements. The Credit Facility contains covenants including those that require us to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and measured against certain targets. Our inability to meet debt covenants and debt service payments under the Credit Facility would have a material adverse effect on us.
          We are subject to interest rate risk.
          We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2006, was 200 basis points. The amount outstanding under our Credit Facility was $73.7 million with a weighted average interest rate of

3.7% as of September 30, 2006. We have reduced a portion of our interest rate risk by executing two interest rate swap transactions whereby we have fixed $87.5 million of floating rate debt. The term loan is required to be repaid in quarterly payments of $0.2 million through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. An increase (decrease) in LIBOR of 1% would result in no increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 million and the Credit Facility, which was all floating interest, was $73.7 million on September 30, 2006. We expect to pay both quarterly principal amortization and monthly interest payments out of operating cash flow.
     Our large number of leased and owned facilities increases the risk that we may become unprofitable and that we may not be able to cover the fixed costs of our leased and owned facilities.
     We leased or owned 1,435 facilities as of September 30, 2006. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in the economy, property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments that must be made regardless of the revenues or profitability of the facility. In particular, it is difficult to forecast revenues of newly constructed parking facilities because these facilities do not have an operating history. Start-up costs, the length of the break–in period during which parking demand is built and economic conditions at the time the facility is opened, are very difficult to predict at the time the lease is executed (and the base rent is agreed upon), which is often two or more years prior to the opening of the facility.
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
     Under substantially all of our contracts with municipalities and government entities and airports, we are required to provide a performance bond to support our obligations under the contract. We are also required to provide performance bonds under certain leases and other contracts with non-governmental entities. In recent years, the sureties for our performance bond program increased the rates we pay on these bonds and required us to collateralize a greater percentage of our performance bonds with letters of credit. Although we believe our performance bond program is adequate for its present needs, if we are unable to provide sufficient collateral in the future, our sureties may not issue or renew performance bonds to support our obligations under certain contracts.
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
     We operate in the United Kingdom, the Republic of Ireland and other countries. For the year ended September 30, 2006, revenues from foreign operations represented 6.1% of our total revenues, excluding reimbursement of management contract expenses. Our United Kingdom operations accounted for 24.9% of total revenues from foreign operations, excluding reimbursement of management contract expense and excluding earnings from joint ventures. We receive revenues and incur expenses in various foreign currencies in connection with our foreign operations and, as a result, we are subject to currency exchange rate fluctuations. We intend to continue to invest in certain foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. We believe we currently have limited exposure to foreign currency risk. We have entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to certain intercompany notes we have with our subsidiary in the United Kingdom. See note 1 to our consolidated financial statements.
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
     Approximately 3,907 employees are represented by labor unions. There can be no assurance that we will be able to renew existing labor union contracts on acceptable terms. Employees could exercise their rights under these labor union contracts, which could include a strike or walk-out. In such cases, there are no assurances that we would be able to staff sufficient employees for its short-term needs. Any such labor strike or our inability to negotiate a satisfactory contract upon expiration of the current agreements could have a negative effect on our business and financial results.
Item 2. Properties
     The Company’s facilities, as of September 30, 2006, are organized into seven segments which are subdivided into 21 regions as detailed below. Each region is supervised by a regional manager who reports directly to one of the executive vice presidents or senior vice presidents. Regional managers oversee four to six general managers who each supervise the Company’s operations in a particular city. The following table summarizes certain information regarding the Company’s operating locations as of September 30, 2006.

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces
Segment 1
Canada	Calgary, Montreal, Ottawa, Toronto Pearson Airport, Toronto, Vancouver	142	71	69	2	62,462	4.45%
Cincinnati	Columbus, Columbus Airport, Cleveland, Indianapolis Lexington ,Detroit Airport, Detroit, Cincinnati,	168	76	76	16	88,423	6.30%
Chicago	Chicago, Milwaukee, General Mitchell Airport	129	88	36	5	54,589	3.89%

	Total Segment 1	439	235	181	23	205,474	14.64

Segment 2
Washington DC	Washington DC, Washington Dulles Airport, Baltimore, Richmond, Richmond Airport	203	106	92	5	95,053	6.78%
Upper New York	Syracuse, Charleston, WV, Pittsburgh, Rochester	58	30	23	5	21,652	1.54%
Philadelphia	Philadelphia, Harrisburg Airport	75	28	42	5	53,313	3.80%

							Percentage
		Number of				Total	of Total
Segment	Cities	Locations	Managed	Leased	Owned	Spaces	Spaces
	Total Segment 2	336	164	157	15	170,018	12.12%

Segment 3
Nashville	Nashville, Knoxville	153	59	80	14	60,151	4.29%
Los Angeles	Los Angeles, Costa Mesa, San Diego, Burbank Airport Pheonix	153	79	70	4	55,656	3.97%
San Francisco	San Francisco, Sacramento, Oakland	85	51	34	0	23,594	1.68%
Seattle	Seattle	26	24	2	0	8,555	0.61%
Denver	Denver, Albuquerque, Minneapolis, St. Louis Airport, Memphis, St. Louis, Omaha, Kansas city	298	122	153	23	92,077	6.56%

	Total Segment 3	715	335	339	41	240,033	17.11%

Segment 4
Boston	Boston, Manchester, Providence, Hartford	137	70	61	6	98,306	7.01%
New York	Stamford, New Jersey, Poughkeepsie, New York	408	209	187	12	162,255	11.56%

	Total Segment 4	545	279	248	18	260,561	18.57%

Segment 5
Florida	Atlanta, Jacksonville, Tampa, Orlando	133	77	48	8	65,379	4.66%
Charlotte	Birmingham, Charlotte, Knoxville	105	71	33	1	39,151	2.79%
New Orleans	New Orleans, New Orleans Airport, Baton Rouge Jackson, Mobile	146	53	88	5	44,001	3.14%
Houston	Oklahoma City, Tulsa, Houston, Houston Airport, Dallas, Austin, San Antonio, FT Worth, Dallas- FT Worth Airport	253	103	123	27	116,053	8.27%

	Total Segment 5	637	304	292	41	264,584	18.86%

Segment 6
USA Parking		92	76	15	1	51,483	3.67%

	Total Segment 6	92	76	15	1	51,483	3.67%

Segment 7
South America	San Juan, Chile, Colombia, Peru	91	59	32	0	33,112	2.36%
Europe	London, Poland, Greece, Switzerland, Ireland Spain	154	134	20	0	148,464	10.58%
Miami	Miami	46	34	12	0	29,326	2.09%

	Total Segment 7	291	227	64	0	210,902	15.03%

Total		3,055	1,620	1,296	139	1,403,055	100.00%

     The Company’s facilities include both surface lots and structured parking facilities (garages). Approximately 25% of the Company’s owned parking properties are in structured parking facilities, with the remainder in surface lots. Each year the Company expends significant funds to repair and maintain parking facilities. Management believes the Company’s owned facilities generally are in good condition and are adequate for its present needs.
A summary of the facilities operated domestically and internationally by Central Parking as of September 30, 2006 is as follows:

						Percent
	Managed	Leased	Owned	Total	Spaces	of Total
Total U.S. and Puerto Rico	1,376	1,182	137	2,695	1,170,588	83.43%

United Kingdom	108	5	0	113	122,470	8.73%
Canada	71	69	2	142	62,462	4.45%
Chile	19	9	0	28	9,346	0.67%
Greece	9	4	0	13	8,185	0.59%
Peru	13	0	0	13	8,327	0.59%
Spain	1	5	0	6	2,440	0.17%
Poland	5	5	0	10	1,867	0.13%
Colombia	7	16	0	23	3,868	0.28%
Ireland	10	0	0	10	13,177	0.94%
Switzerland	1	1	0	2	325	0.02%

Total foreign	244	114	2	360	232,467	16.57%

Total facilities	1,620	1,296	139	3,055	1,403,055	100.00%

The table below sets forth certain information regarding the Company’s managed, leased and owned facilities in the periods indicated.

	Year Ended September 30,
	2006	2005	2004
Managed Facilities:
Beginning of year	1,671	1,615	1,714

Acquired or merged during year	—	—	—
Added during year	279	354	225
Consolidated during year	(15)	(52)	(18)
Deleted during year	(315)	(246)	(306)

End of year	1,620	1,671	1,615

Renewal Rate (1)	83.9%	87.6%	84.2%
Leased Facilities:
Beginning of year	1,548	1,626	1,798

Acquired or merged during year	—	—	—
Added during year	118	159	108
Consolidated during year	(49)	(18)	(59)
Deleted during year	(321)	(219)	(221)

End of year	1,296	1,548	1,626

Owned Facilities (2):
Beginning of year	180	192	205

Purchased during year	1	2	2
Sold during year	(42)	(14)	(15)

End of year	139	180	192

Total facilities (end of year)	3,055	3,399	3,433

Net increase(reduction) in number of facilities:
Managed	(3.1)%	3.5%	(5.8)%
Leased	(16.3)%	(4.8)%	(9.6)%
Owned	(22.8)%	(6.3)%	(6.3)%
Total facilities	(10.1)%	(1.0)%	(7.6)%

(1)	The renewal rate calculation is 100% minus deleted locations divided by the sum of the beginning of the year, acquired and added during the year for management locations.

(2)	Includes the Company’s corporate headquarters in Nashville, Tennessee.
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
Item 4. Submission of Matters to a Vote of Security-Holders
     No matter was submitted to a vote of the Company’s security-holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     (a) The Registrant’s common stock is listed on the NYSE under the symbol “CPC.” The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported by the NYSE.

	High	Low
FISCAL YEAR 2006
First Quarter	$15.54	$12.85
Second Quarter	16.84	12.96
Third Quarter	16.11	13.30
Fourth Quarter	17.97	15.00
Twelve months	17.97	12.85

FISCAL YEAR 2005
First Quarter	$15.72	$12.55
Second Quarter	18.37	13.72
Third Quarter	17.76	13.21
Fourth Quarter	16.33	13.79
Twelve months	18.37	12.55
     (b) There were, as of September 30, 2006, approximately 4,500 shareholders of the Company’s common stock, based on the number of record holders of the Company’s common stock and an estimate of the number of individual participants represented by security position listings.
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
     (d) The following table is for the presentation of securities authorized for issuance under equity compensation plans as of September 30, 2006.

Number of securities remaining
	Number of securities to be	Weighted-average exercise	available for future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities reflected in
	warrants and rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by securities holders	3,684,895	$17.83	1,440,969

Equity compensation plans not approved by securities holders	—	—	—

Total	3,684,895	$17.83	1,440,969

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

	Year Ended September 30,					2006 vs. 2005
	2006	2005	2004	2003	2002	Increase (Decrease)
Amounts in thousands, except share and employee data		(5)	(5)	(5)	(5)
STATEMENT OF OPERATIONS DATA:
Revenues:
Parking	$522,547	$537,712	$560,925	$564,294	$554,143	$(15,165)	(2.8)%
Management contract and other	119,006	115,053	122,023	114,816	113,262	3,953	3.4

	641,553	652,765	682,948	679,110	667,405	(11,212)	(1.7)
Reimbursement of management contract expenses	467,882	452,287	516,515	482,938	449,513	15,595	3.4

Total revenues	1,109,435	1,105,052	1,199,463	1,162,048	1,116,918	4,383	0.4
Expenses:
Total before reimbursed management contract expenses	605,514	634,995	639,528	675,447	608,497	(29,481)	(4.6)
Reimbursed management contract expenses	467,882	452,287	516,515	482,938	449,513	15,595	3.4
Property-related gains (losses), net	31,900	53,596	7,161	(7,150)	(4,329)	(21,696)	(40.5)
Impairment of goodwill	—	(454)	—	—	—	(454)	—

Operating earnings (losses)	67,939	70,912	50,581	(3,487)	54,579	(2,973)	(4.2)
Percentage of operating earnings (losses) to total revenues, excluding reimbursement of management contract expenses	10.6%	10.9%	7.4%	0.5%	8.2%
Interest expense, net	(14,470)	(13,152)	(15,396)	(16,988)	(10,011)	1,318	10.0
Gain on repurchase of subordinated convertible debentures	—	—	—	—	9,245	—	—
Gain on sale of non-operating assets	—	—	—	3,279	—	—	—
Gain (loss) on derivative instruments	(1,172)	3,006	—	—	—	(4,178)	(139.0)
Equity in partnership and joint venture earnings (losses)	1,234	(474)	(2,984)	2,212	2,702	1,708	(360.3)

Earnings (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	53,531	60,292	32,201	(14,984)	56,515	(6,761)	(11.2)
Minority interest	(1,014)	(1,327)	(2,999)	(4,044)	(4,764)	313	(23.6)

Earnings (loss) from continuing operations before income taxes and cumulative effect of accounting changes	52,517	58,965	29,202	(19,028)	51,751	(6,448)	(10.9)
Income tax (expense) benefit	(19,068)	(26,906)	(12,736)	7,231	(18,381)	7,838	(29.1
Income tax percentage of earnings (loss) from continuing Operations before income taxes and cumulative effect of accounting changes	36.3%	45.6%	43.6%	38.0%	35.5%	N/A	N/A
Cumulative effect of accounting changes, net of tax (1)	—	—	—	—	(9,341)	—	NM

Earnings (loss) from continuing operations	33,449	32,059	16,466	(11,797)	24,029	1,390	4.3

Discontinued operations, net of tax	(5,585)	(17,789)	527	7,270	9,739	12,204	(68.6)

Net earnings (loss)	$27,864	$14,270	$16,993	$(4,527)	$33,768	$13,594	95.3

Percentage of net earnings (loss) to total revenues, excluding reimbursement of management contract expenses	4.3%	2.2%	2.5%	(0.7)%	5.1%

	Year Ended September 30,					2006 vs. 2005
	2006	2005	2004	2003	2002	Increase (Decrease)
		(5)	(5)	(5)	(5)
PER SHARE DATA:
Earnings (loss) from continuing operations before cumulative effect of accounting changes – basic	$1.03	$0.88	$0.45	$(0.33)	$0.93	$0.15	17.0%
Cumulative effect of accounting changes, net of tax	—	—	—	—	(0.26)	—	—
Discontinued operations, net of tax	(0.17)	(0.49)	0.02	0.20	0.27	0.32	65.3

Net earnings (loss) – basic	$0.86	$0.39	$0.47	$(0.13)	$0.94	$0.47	120.5

Earnings (loss) from continuing operations before cumulative effect of accounting changes – diluted	$1.03	$0.87	$0.45	$(0.33)	$0.92	$0.16	18.4%
Cumulative effect of accounting changes, net of tax	—	—	—	—	(0.26)	—	—
Discontinued operations, net of tax	(0.17)	(0.48)	0.02	0.20	0.27	0.31	64.6

Net earnings (loss) –diluted	$0.86	$0.39	$0.47	$(0.13)	$0.93	$0.47	120.5

Basic weighted average common shares outstanding	32,258	36,626	36,346	36,034	35,849	(4,368)	(11.9)%
Diluted weighted average common shares outstanding	32,499	36,762	36,555	36,034	36,211	(4,263)	(11.6)%
Dividends per common share	$0.06	$0.06	$0.06	$0.06	$0.06
Net book value per common share outstanding at September 30	$12.63	$12.30	$11.89	$11.56	$11.57

	As of September 30,					2006 vs. 2005
	2006	2005	2004	2003	2002	Increase (Decrease)
BALANCE SHEET DATA:
Cash and cash equivalents	$44,689	$26,055	$27,628	$31,572	$33,498	$18,634	71.5%
Working capital	(25,453)	870	(54,759)	11,882	(92,805)	(26,323)	(3025.6)
Goodwill	232,056	232,443	232,562	230,312	242,141	(387)	(0.2)
Total assets	788,370	867,814	929,628	1,001,177	998,884	(79,444)	(9.2)
Long-term debt and capital lease obligations, less current portion	87,625	98,212	159,188	266,961	207,098	(10,587)	(10.8)
Subordinated convertible debentures	78,085	78,085	78,085	78,085	78,085	—	—
Shareholders’ equity	406,228	452,061	435,033	416,526	415,804	(45,833)	(10.1)

	Year Ended September 30,					2006 vs. 2005
	2006	2005	2004	2003	2002	Increase (Decrease)
OTHER DATA:
Depreciation and amortization	$30,278	$29,497	$32,635	$35,173	$34,500	$781	2.6%
Employees (2)	18,940	23,957	22,537	21,187	18,100	(5,017)	(20.9)
Number of shareholders (2)	4,500	5,650	6,862	8,400	7,100	(1,150)	(20.4)
Market capitalization (in millions) (3)	$531,000	$550,000	$484,000	$443,000	$724,000	$(19,000)	(3.5)
Return on average equity (4)	6.5%	3.2%	4.0%	(1.1)%	8.5%

(1)	Reflects the Company’s adoption in 2002 of Statement of Financial Accounting Standards (SFAS) No. 142 for the transitional impairment of goodwill of $9.3 million, net of tax of $28 thousand.

(2)	Reflects information as of September 30 of the respective fiscal year. (3) Based on number of shares outstanding and closing market price as of September 30.

(4)	Reflects return on equity calculated using fiscal year net earnings (loss) divided by average shareholders’ equity for the fiscal year.

(5)	The Company’s prior period results were reclassified to reflect the operations of the locations discontinued in fiscal year 2006 as well as the locations designated as held-for-sale during fiscal year 2006 but not yet sold, as discontinued operations net of related income taxes.

NM	Not meaningful

N/A	Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company operates parking facilities under three types of arrangements: leases, fee ownership, and management contracts. Revenues from leased and owned properties are categorized in the Company’s financial statements as parking revenues. Cost of parking relates to both leased and owned facilities and includes rent, payroll and related benefits, depreciation, maintenance, insurance and general operating expenses. The Company experienced a net decline in the number of leased and owned locations in 2006 of 293 locations (119 additional leased and owned locations offset by 363 lost or sold locations and 49 locations that were converted to management agreements or consolidated with existing locations). Management contract revenues consist of management fees (both fixed and performance based) and fees for ancillary services such as insurance, accounting, benefits administration, equipment leasing, and consulting. The cost of management contracts includes insurance premiums and claims and other indirect overhead. The Company experienced a net decline in the number of managed facilities in 2006 of 51 locations (279 additional managed locations offset by 330 lost locations during the year). In addition to management fees, many of the management agreements provide for the reimbursement of expenses incurred by the Company to manage the locations. The reimbursement of expenses is presented as a component of revenue and costs in accordance with EITF No. 01-14.
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
     The following listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U. S. generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements included herein for the year ended September 30, 2006, the following involve a higher degree of judgment and complexity:
     Impairment of Long-Lived Assets and Goodwill
     As of September 30, 2006, the Company’s long-lived assets were comprised primarily of $295.9 million of property, equipment and leasehold improvements and $72.0 million of contract and lease rights. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of September 30, 2006, the Company had $232.1 million of goodwill. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
     The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment loss of approximately $3.6 million ($3.2 million in continuing operations and $0.4 million in discontinued operations) during the fiscal year ended September 30, 2006. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include changes in interest rates, which could impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. For the fiscal year ended September 30, 2005, the Company recorded $6.6 million of impairment charges related to long-lived assets in continuing operations and $7.0 million of impairment charges related to long-lived assets in discontinued operations. The Company also recorded $0.5 million in impairment charges related to Goodwill in continuing operations for fiscal year 2005.
     Contract and Lease Rights

     As of September 30, 2006, the Company had $72.0 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.
     Allowance for Doubtful Accounts
     As of September 30, 2006, the Company had $64.0 million of trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $3.0 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast and Mid-Atlantic United States, could have an impact on the collection of existing receivable balances or future allowance considerations.
     Lease Termination Costs
     The Company recognizes lease termination costs related to disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Lease termination costs are based upon certain estimates of liabilities related to costs to exit an activity. Liability estimates may change as a result of future events, such as the settlement of a lease termination for an amount less than the amount contractually required.
     Self-Insurance Liabilities
     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $350,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. In addition, the Company’s worker’s compensation program has a deductible of $250,000. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The recognition of liabilities is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimable, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as a liability. The Company engages an actuary to assist in determining the estimated liabilities for customer injury, employee medical costs and worker’s compensation claims. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future. Total discounted self-insurance liabilities at September 30, 2006 and September 30, 2005 were $22.6 million and $24.6 million, respectively, reflecting a 4.5% discount rate. The related undiscounted amounts at such dates were $25.0 million and $27.7 million, respectively.
     Classification as Continuing or Discontinuing Operations
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The net property-related gains noted above have been classified in continuing operations as the individual disposal transactions did not meet the SFAS No. 144 and EITF 03-13 criteria for classification as discontinued operations primarily due to the expected retention of certain cash flows from assets disposed. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations.
     Income Taxes
     The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2006 and 2025. The valuation allowance was established for certain net operating loss carry forwards where their recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances. The valuation allowance was increased during 2006 and 2005 to reflect net operating loss carryforwards in foreign operations and in certain states where management has determined that it is more likely than not that the deferred tax asset will not be realized.
Results of Operations
Unless otherwise indicated, the following discussion relates to continuing operations.
     Year Ended September 30, 2006 Compared to Year Ended September 30, 2005
     Parking revenues in fiscal year 2006 decreased to $522.5 million from $537.7 million in fiscal year 2005, a decrease of $15.2 million, or 2.8%. The decrease of $15.2 million is due to decreases of $57.3 million due to closed locations; partially offset by an increase of $11.9 million related to contracts converted from leased to management deals, an increase of $8.5 million in new locations and an increase in same store sales of $21.7 million.
     Management contract and other revenues (excluding reimbursement of management contract expenses) increased in fiscal year 2006 to $119.0 million from $115.1 million in fiscal year 2005, an increase of $3.9 million, or 3.4%. The increase was primarily due to higher management fees.
     Cost of parking in fiscal year 2006 decreased to $478.4 million or 91.5% of parking revenues from $491.8 million or 91.5% of parking revenues in fiscal year 2005, a decrease of $13.4 million, or 2.7%. The decrease was due primarily to a reduction in the number of operating locations, including elimination of several unprofitable locations, and was composed of decreases of $10.2 million in rent expense, $1.9 million in repairs and maintenance, $1.4 million in insurance claims expense, $1.3 million in snow removal; partially offset by a $0.9 million increase in professional services and $0.5 million increase in other expenses.
     Cost of management contracts in fiscal year 2006 decreased to $47.5 million from $60.3 million in fiscal year 2005, a decrease of $12.8 million or 21.2%. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, was 39.9% in fiscal year 2006 compared to 52.4% in fiscal year 2005. The decrease was primarily caused by decreases of $2.5 million in group insurance claims expense, $5.9 million in other insurance related costs and a reduction of $4.4 million in bad debt expense.
     General and administrative expenses decreased to $79.6 million in 2006 from $83.0 million in 2005, a decrease of $3.3 million, or 4.0%. This decrease is due to decreases of $1.1 million in deferred compensation, $0.7 million in payroll related expenses, $0.6 million in travel and entertainment, $0.9 million in professional services, and $1.9 million in other expenses; partially offset by an increase of $1.9 million in supplies. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 12.4% for fiscal 2006 compared to 12.7% for fiscal 2005.
     Net property-related gains for fiscal year 2006 were $31.9 million compared to $53.6 million in fiscal year 2005. Net property-related gains for the fiscal year ended September 30, 2006 of $31.9 million was comprised of gains on sale of property of $35.1 million ($12.0 million in Houston, $ 9.1 million in Baltimore, $6.2 million in Chicago, $2.4 million from the sale of our interest in our Germany partnership, $1.8 million in Atlanta, $1.4 million in Denver, $1.4 million in West Palm Beach, $1.3 million in Nashville, $0.9 million in Dallas, and $0.7 million in miscellaneous property sales; partially offset by a loss of $0.9 million in Pittsburgh and $1.2 million in London); offset by $3.2 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment Two, Segment Four, Segment Five, and Other. The $53.6 million gain in 2005 was comprised of a gain on the sale of property of $60.2 million, comprised primarily of ($38.2 million on the sale of a lease in New York, $9.1 million on the sale of property in New York, $5.5 million in Missouri, $2.7 million in Denver, $1.9 million in Seattle, $1.9 million in Chicago, and $0.9 million related to other miscellaneous sales); offset by $6.6 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment One, Segment Two, Segment Three, Segment Four, Segment Seven and Segment — Other. The impairment charges recognized in fiscal year 2006 and 2005 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds.

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. To the extent that the net property-related gains have been classified in continuing operations, management concluded that the individual disposal transactions did not meet the SFAS No. 144 and EITF 03-13 criteria for classification as discontinued operations primarily due to the expected retention of certain cash flows from assets disposed. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations.
     During 2005, the Company determined that $454,000 of the goodwill recorded in segment seven was impaired based on an evaluation performed by a third party.
     Interest income in fiscal year 2006 decreased to $1.2 million from $4.7 million in fiscal year 2005. Interest expense decreased in fiscal year 2006 to $11.5 million from $13.7 million in fiscal year 2005 due primarily to a decrease in the average balance outstanding in 2006. The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $222.8 million during the fiscal year ended September 30, 2006, at a weighted average interest rate of 6.3% compared to a weighted average balance outstanding of $261.9 million at a weighted average rate of 6.3% during the fiscal year ended September 30, 2005. Deferred finance costs were included in the calculation of the weighted average interest rate.
     The Company recognized a $1.2 million loss on derivative instruments equal to the fair market value of both interest rate swaps at September 30, 2006. For September 30, 2005, the Company recognized a $3.0 million gain on derivative instruments equal to the fair market value of both interest rate swaps, of which $1.6 million represents the correction of 2004 and 2003 gains previously recognized in accumulated other comprehensive income.
     Equity in partnership and joint venture earnings (losses) was $1.2 million in fiscal year 2006 compared to a loss of $0.5 million in fiscal year 2005. The increase is primarily related to improved operating results due to the sale of the Company’s 50% owned, non-consolidated affiliate in Mexico. During the fourth quarter of 2005, the Company signed a letter of intent to sell its fifty percent interest in its joint venture in Mexico, for a cash payment at closing of $325,000 and a secured promissory note of approximately $3.7 million in repayment of the joint venture’s indebtedness to the Company. Based on the letter of intent, the Company recognized a $1.7 million impairment charge on its investment in the joint venture during the fourth quarter of 2005. The Company finalized the sale of its interest in Mexico in fiscal 2006.
     The Company’s effective income tax rate on earnings from continuing operations before income taxes was 36.3% in fiscal year 2006 compared to 45.6% in fiscal year 2005. The decrease in the effective tax rate is primarily attributable to the effect of a decrease in the deferred income tax valuation allowance related to certain state operating losses. The Company’s effective tax rate is expected to be approximately 38.0% before discontinued operations for fiscal year 2007. See note 13 to the consolidated financial statements for further discussion.
     Included in operating earnings from discontinued operations for fiscal 2006 is income of $2.3 million from the settlement agreement with Rotala. Net property-related gains (losses) related to discontinued operations the year ended September 30, 2006, includes a charge of $12.3 million related to the disposal of the United Kingdom transport division, which consists of $10.2 million in contract and lease buyouts associated with buses, routes and the depot, and $2.1 million for severance related costs. All obligations related to the charge were paid in fiscal 2006, except for $2.4 million relating to contract and lease buyouts which will be paid in fiscal 2007. Also included in net property-related gains (losses) related to discontinued operations for the fiscal 2006 are gains of $11.3 million from the sale of properties which had been classified as Assets Held for Sale. The $11.3 million gain primarily relates to the sale of properties of $2.6 million in Atlanta, $2.1 million in Nashville, $1.9 million in Miami, $1.8 million in Chicago, $0.6 million in Roanoke, $0.5 million in Pittsburgh, $0.5 million in Charleston, $0.4 million in Little Rock, $0.3 million in San Antonio, $0.2 million in Minneapolis, $0.1 million in Houston, and $0.3 million in miscellaneous properties. The Company’s 2005 and 2004 consolidated statements of income and cash flows have been reclassified to reflect the operations and cash flows related to discontinued operations through September 30, 2006. Due to the nature of the Company’s business and the nature of the transactions, the Company is not able to estimate the disclosures required by Emerging Issues Task Force (“EITF”) No. 03-13.

     Year Ended September 30, 2005 Compared to Year Ended September 30, 2004
     Parking revenues in fiscal year 2005 decreased to $537.2 million from $560.9 million in fiscal year 2004, a decrease of $23.2 million, or 4.1%. The decrease resulted from the conversion of certain contracts from lease agreements to management agreements which totaled $12.6 million and closed locations of $29.2 million, partially offset by $9.7 million in revenues from new locations. The Company experienced an increase in same store sales of $8.9 million for fiscal year 2005 compared to fiscal year 2004.
     Management contract and other revenues (excluding reimbursement of management contract expenses) decreased in fiscal year 2005 to $115.1 million from $122.0 million in fiscal year 2004, a decrease of $7.0 million, or 5.7%. The majority of the decrease is due to a decrease of $7.1 million for lots closed during the year, a decrease in same store sales of $3.4 million, offset by new locations and other of $3.5 million.
     Cost of parking in fiscal year 2005 decreased to $491.8 million or 91.5% of parking revenues from $510.2 million or 91.0% of parking revenues in fiscal year 2004, a decrease of $18.4 million, or 3.6%. The decrease is primarily due to a decrease of $6.7 million in payroll expense, a decrease of $9.1 million in rent expense, a decrease of $2.0 million in depreciation expense and $0.6 million in other expenses.
     Cost of management contracts in fiscal year 2005 increased to $60.3 million from $57.8 million in fiscal year 2004 an increase of $2.5 million or 4.3%. The cost of management contracts, as a percentage of management contract and other revenues, excluding reimbursement of management contract expenses, was 52.4% in fiscal year 2005 compared to 47.3% in fiscal year 2004. The increase in cost was primarily caused by an increase of $2.9 million in bad debt expense, and an increase of $2.1 million of liability insurance expense; offset by a $1.2 million decrease in group insurance, a decrease of $0.6 million in consulting expenses and a decrease of $0.7 million in other expenses.
     General and administrative expenses increased to $83.0 million in 2005 from $71.5 million in 2004, an increase of $11.4 million, or 16.0%. This increase is due to an increase of $3.7 million in severance expense and other payroll related expenses, and $6.0 million in professional fees related primarily to Sarbanes-Oxley compliance efforts, $0.7 million in travel expenses and $1.0 million in other expenses. General and administrative expenses increased as a percentage of total revenue (excluding reimbursement of management contract expenses) to 12.7% in 2005 from 10.5% in 2004.
     Net property-related gains for fiscal year 2005 were $53.6 million compared to $7.2 million in fiscal year 2004. The $53.6 million gain in 2005 was comprised of a gain on the sale of property of $60.2 million, comprised primarily of ($38.2 million on the sale of a lease in New York, $9.1 million on the sale of property in New York, $5.5 million gain in Missouri, $2.7 million in Denver, $1.9 million in Seattle, $1.9 million Chicago, and $0.9 million related to other miscellaneous sales); offset by $6.6 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment One, Segment Two, Segment Three, Segment Four, Segment Seven, and Segment Other. The $7.2 million gain in 2004 was comprised of a gain on sale of property of $9.6 million comprised of ($5.7 million gain on sale of property in Providence, $1.8 million in New York, $1.1 million in London, $0.9 million in Dallas and $0.1 million in miscellaneous property sales); offset by $2.4 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment One, Segment Four, and Segment Other. The loss on the impairment charges recognized in fiscal year 2005 and 2004 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds. Management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets.
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
     Interest income in fiscal year 2005 decreased to $4.7 million from $4.9 million in fiscal year 2004. Interest expense decreased in fiscal year 2005 to $17.9 million from $20.3 million in fiscal year 2004 due primarily to a decrease in the average balance outstanding in 2005. The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $261.9 million during the fiscal year ended September 30, 2005, at a weighted average interest rate of 6.3% compared to a weighted average balance outstanding of $306.3 million at a weighted average rate of 5.9% during the fiscal year ended September 30, 2004. Deferred finance costs were included in the calculation of the weighted average interest rate.
     The Company recognized a $3.0 million gain on derivative instruments equal to the fair market value of both interest rate swaps at September 30, 2005 of which $1.6 million represents the correction of 2004 and 2003 gains previously recognized in accumulated other comprehensive income.
     Equity in partnership and joint venture earnings (losses) was a loss of $0.5 million in fiscal year 2005 compared to a loss of $3.0 million in fiscal year 2004. The decrease is primarily related to operating results for the Company’s 50% owned, non-consolidated affiliate in Mexico. During the second quarter of fiscal 2004, the Company’s Mexican affiliate reported to the Company that the affiliate would be taking certain impairments and losses as part of the year-end audit performed by independent auditors. As the entity is a 50% owned, non-consolidated investment, results are recorded on the equity method. The 2004 losses reported to us were mostly non-cash, and totaled $2.6 million. $1.5 million of the losses was related to the second quarter of fiscal year 2004 and $1.1 million related to prior periods. The $1.5 million second quarter 2004 impact was the result of non-cash impairments, primarily related to notes receivable and other assets. The $1.1 million prior-period impact was due to corrections in the recording of equipment leases, and interest-expense accruals. Due to the immateriality of the effect on any one prior period and the second quarter of 2004, the corrections were made in the second quarter of fiscal year 2004. During the fourth quarter of 2005, the Company reached a tentative agreement to sell its fifty percent interest in its joint venture in Mexico, for a cash payment at closing of $325,000 and a secured promissory note of approximately $3.7 million in repayment of the joint venture’s indebtedness to the Company. Based on the tentative agreement, the Company recognized a $1.7 million impairment charge on its investment in the joint venture during the fourth quarter of 2005. This transaction is subject to the negotiation and execution of a definitive agreement, and there can be no assurance that the transaction will be completed or that it will be completed on the terms described above.
     The Company’s effective income tax rate on earnings from continuing operations before income taxes was 45.6% in fiscal year 2005 compared to 43.6% in fiscal year 2004. The decrease in the effective tax rate is primarily attributable to an increase in jobs credit. See note 13 to the consolidated financial statements for further discussion.
     For fiscal year 2005, the Company either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $17.9 million. Included in discontinued operations in 2005 is $1.4 million of losses from the sale of property and $7.9 million of impairment charges related to certain properties held for sale and loss from discontinued operations of $7.4 million.
Quarterly Results
     The quarterly 2006 and 2005, as reported statement of operations data set forth below was derived from unaudited financial statements of the Company and includes all adjustments (including reclassifications between continuing and discontinuing operations) which the Company considers necessary for a fair presentation thereof (amounts in thousands, except per share data).

2006 Quarters
(Unaudited)	December 31	March 31	June 30	September 30
Total revenues, excluding reimbursement of management contract expenses	$160,384	$158,152	$162,449	$160,568
Property related gains, net	22,914	(1,159)	4,542	5,603
Operating earnings	30,577	4,076	15,780	17,506
Earnings from continuing operations, net of tax	16,360	95	8,257	8,737
Discontinued operations, net of tax	1,595	1,892	(9,361)	289
Net earnings	17,955	1,987	(1,104)	9,026

Earnings from continuing operations, net of tax per share – basic	$0.50	$0.00	$0.26	$0.27
Discontinued operations, net of tax	0.05	0.06	(0.29)	0.01

Net earnings – basic	$0.55	$0.06	$(0.03)	$0.28

Earnings from continuing operations, net of tax per share – dilutive	$0.50	$0.00	$0.26	$0.27
Discontinued operations, net of tax	0.05	0.06	(0.29)	0.01

Net earnings – dilutive	$0.55	$0.06	$(0.03)	$0.28

     The fluctuations in operating earnings by quarter for fiscal year 2006 are primarily related to the normal seasonality and the property related gains (losses), net. During the fourth quarter of fiscal year 2006, the property related gains were primarily related to $7.6 million gain on the sale of properties, partially offset by impairments of $2.0 million.
     Fourth quarter 2006 results from continuing operations, net of tax were lower than the fourth quarter of 2005 due primarily to a $20.8 million gain, net of tax, on the sale of a lease right in New York during the fourth quarter of 2005. During the fourth quarter of 2006, the Company increased its parking margin by 1.1% over the fourth quarter of 2005. The Company also increased the Management contract margin by 18.5% over the previous year, due to the increase in management fees due to the divestiture of unprofitable locations and lower bad debt expense than the fourth quarter of 2005. General and administrative expenses were lower due to a reduction of $2.2 million of professional fees as a result of fewer consultants and professionals and $0.5 million for travel and entertainment needed for SOX and the investigation in the United Kingdom.

2005 Quarters
(Unaudited)	December 31	March 31	June 30	September 30
Total revenues, excluding reimbursement of management contract expenses	$167,488	$161,019	$162,801	$161,457
Property related gains, net	1,881	14,755	(1,149)	37,655
Operating earnings	12,605	15,199	4,260	38,849
Earnings from continuing operations, net of tax	6,097	7,437	393	18,132
Discontinued operations, net of tax	(3,226)	113	(5,729)	(8,947)
Net earnings	2,871	7,550	(5,336)	9,185

Earnings from continuing operations, net of tax per share – basic	$0.17	$0.20	$0.01	$0.50
Discontinued operations, net of tax	(0.09)	0.01	(0.15)	(0.26)

Net earnings – basic	$0.08	$0.21	$(0.14)	$0.24

Earnings from continuing operations, net of tax per share – dilutive	$0.17	$0.20	$0.01	$0.49
Discontinued operations, net of tax	(0.09)	0.01	(0.15)	(0.25)

Net earnings – dilutive	$0.08	$0.21	$(0.14)	$0.24

Liquidity and Capital Resources
     At September 30, 2006, the Company had a working capital deficit of $25.5 million. The Company does not believe that this is a liquidity issue due to the Company having $171.3 million in unused lines of credit.
     Net cash used by operating activities for fiscal year 2006 was $2.1 million, a decrease of $5.3 million from net cash provided by operating activities of $3.2 million during fiscal year 2005. The primary factor which contributed to this change was the decrease in revenue in 2006 and changes in working capital components.
     Net cash provided by investing activities was $105.8 million for fiscal year 2006 compared to $101.7 million of net cash provided by investing activities in fiscal year 2005. This change was primarily due to an increase in proceeds from notes receivable during 2006.
     Net cash used by financing activities for fiscal year 2006 was $85.7 million compared to cash used of $106.6 million in fiscal year 2005. Net cash used by financing activities in fiscal year 2006 primarily consisted of purchase of common stock of $75.3 million.
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
     On January 25, 2005, the Company completed an amendment to the Credit Facility. The amended facility reduced the aggregate availability to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The maturity dates remained the same, February 28, 2008, for the revolver and June 30, 2010, for the term loan. Additionally, the interest rate margins were reduced for both the revolver and term loans. The quarterly amortization schedule was also amended. The new schedule requires the term loan payments in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010. The revolving loan is required to be repaid in February 2008. The aggregate availability under the Credit Facility was $171.3 million at September 30, 2006, which is a net of $53.7 million of stand-by letters of credit.
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
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2006 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $73.7 million consisting of a $73.7 million term loan, with an overall weighted average interest rate of 3.7% as of September 30, 2006. The term loan is required to be repaid in quarterly payments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The revolving loan is required to be repaid February 2008. The aggregate availability under the Credit Facility was $171.3 million at September 30, 2006, which is net of $53.7 million of stand-by letters of credit. During the first quarter of 2006, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
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
     The weighted average interest rate on the Company’s Credit Facility at September 30, 2006 was 3.7%. The 3.7% rate includes all outstanding LIBOR contracts and swap agreements at September 30, 2006. An increase (decrease) in LIBOR of 1% would result in no increase (decrease) of annual interest expense since the swaps which converted the rates to fixed totaled $87.5 million and the credit facility, which was all floating interest was $73.7 million at September 30, 2006.
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
     The Credit Facility contains covenants including those that require the Company to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four quarter rolling methodology and is measured against specified targets. The Company was in compliance with the Credit Facility’s covenants at September 30, 2006.
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
     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The

Company expects such capital expenditures for fiscal year 2007 to be approximately $10 to $13 million.
     Historically, the Company has paid dividends on its common stock and expects to pay dividends in the future. Common stock dividends of $1.9 million were paid during fiscal year 2006.
     The following tables summarize the Company’s total contractual obligations and commercial commitments as of September 30, 2006 (amounts in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$90,487	$2,862	$60,003	$27,496	$126
Subordinated debentures	78,085	—	—	—	78,085
Operating leases	958,503	199,360	266,451	163,539	329,153

Total contractual cash obligations	$1,127,075	$202,222	$326,454	$191,035	$407,364

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$171,305	$—	$171,305	$—	$—
     Unused lines of credit as of September 30, 2006 are reduced by $53.7 million of standby letters of credit.
International Foreign Currency Exposure
     The Company operates wholly-owned subsidiaries in the United Kingdom, Canada and Spain. Total revenues from wholly-owned foreign operations amounted to 4.3%, 2.8% and 5.8% of total revenues (excluding reimbursement of management contract expenses) for the years ended September 30, 2006, 2005 and 2004, respectively. For the year ended September 30, 2006, revenues from operations in the United Kingdom and Canada represented 24.9% and 38.9%, respectively, of total revenues generated by foreign operations, excluding reimbursement of management contract expenses. Additionally, as of September 30, 2006, the Company operated through joint ventures in Poland, Greece, Colombia and Peru. The Company intends to continue to invest in foreign leased or owned facilities, and may become increasingly exposed to foreign currency fluctuations.
     The Company has entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to various intercompany notes receivable from the Company’s wholly-owned subsidiary in the United Kingdom. These forward contracts are expected to offset the transactional gains and losses on the intercompany notes denominated in British pounds. The gains and losses related to such contracts and the transactional gains and losses related to the intercompany notes recognized during fiscal 2006 were not significant. The notional amount of the open contracts at September 30, 2006 totaled approximately $20.2 million. The fair value of the foreign currency forward contracts at September 30, 2006 was a $390 thousand liability. See note 1 to our consolidated financial statements.
Impact of Inflation and Changing Prices
     The primary sources of revenues to the Company are parking revenues from owned and leased locations and management contract revenue on managed parking facilities. The Company believes that inflation has had a limited impact on its overall operations for the fiscal years ended September 30, 2006, 2005 and 2004 and does not expect inflation to have a material effect on its overall operations in fiscal year 2007.
Off Balance Sheet Arrangements
     The Company has various ownership interests in certain unconsolidated partnerships and joint ventures. See Notes 1 and 8 to the Consolidated Financial Statements for information regarding the Company’s investments in unconsolidated partnerships and joint ventures.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R was effective for the Company beginning October 1, 2005. See Note 14 to the Consolidated Financial Statements for additional information.
     In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that the term, conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Even though uncertainty about the timing and/or method of settlement exists and may be conditional upon a future event, the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred generally upon acquisition, construction, or development or through the normal operation of the asset. SFAS No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements for fiscal year 2006.
     In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus in EITF 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, to provide guidance on how general partners in a limited partnership should determine whether they control a limited partnership and therefore should consolidate it. The EITF agreed that the presumption of general partner control would be overcome only when the limited partners have either of two types of rights. The first type, referred to as kick-out rights, is the right to dissolve or liquidate the partnership or otherwise remove the general partner without cause. The second type, referred to as participating rights, is the right to effectively participate in significant decisions made in the ordinary course of the partnership’s business. The kick-out rights and the participating rights must be substantive in order to overcome the presumption of general partner control. The consensus is effective for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified subsequent to the date of FASB ratification (June 29, 2005). For existing limited partnerships that have not been modified, the guidance in EITF 04-5 is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company determined that the impact of the adoption of this pronouncement did not have a material effect on its consolidated financial statements for fiscal year 2006.
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
     In June 2006, the EITF reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 concludes that (a) the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and (b) that the presentation of taxes within the scope on either a gross or a net basis is an accounting policy decision that should be disclosed under Opinion 22. Furthermore, for taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance regarding the consideration given to prior year misstatements when determining materiality in current financial statements, and is effective for fiscal years ending after November 15, 2006. The Company has not determined the impact SAB 108 will have on its consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split of Endorsement Split-Dollar Life Insurance Arrangements, (“EITF 06-04”). EITF 06-04 reached a consensus that for a split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FAS No. 106 or Opinion 12 (depending upon whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. This consensus is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No.06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-04, (“EITF 06-05”). EITF 06-05 reached a consensus that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. The Task Force agreed that contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. The Task Force also agreed that fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. The Task Force also reached a consensus that a policyholder should determine the amount that could be realizable under the life insurance contract assuming the surrender of an individual-life by individual policy (or certificate by certificate in a group policy). The Task Force also noted that any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. This consensus is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.
     In September 2006, FASB issued FASB Staff Position (FSP) No. AUG AIR -01, Accounting for Planned Major Maintenance Activities, (“FSP No. AUG AIR-01”). FSP AUG AIR-01 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. An entity shall apply the same method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The guidance in this FSP shall be applied to the first fiscal year beginning after December 15, 2006. The Company has not determined the impact, if any, that the adoption of this FSP will have to its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132R. This Standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to (i) recognize the funded status of a benefit plan; (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’s Accounting for Pensions, or No. 106, Employers’ Accounting for Postretiremnet Benefits Other Than Pension; (iii) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position; and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006; except for the measurement date provisions, which shall be effective for fiscal years ending after December 15, 2008. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of September 30, 2006, the Company had $73.7 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 200 basis points. The Credit Facility is payable in quarterly installments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The Company anticipates paying the scheduled quarterly payments from operating cash flows.
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
     The weighted average interest rate on the Company’s Credit Facility at September 30, 2006 was 3.7%. The 3.7% rate includes all outstanding LIBOR contracts and swap agreements at September 30, 2006. An increase (decrease) in LIBOR of 1% would not result in a significant increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 million and the Credit Facility, which was all floating interest, was $73.7 million at September 30, 2006.
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
Foreign Currency Exposure
     As of September 30, 2006, the Company has approximately GBP 3.7 million (USD $7.0 million) of cash and cash equivalents denominated in British pounds, EUR 2.7 million (USD $3.4 million) denominated in euros, CAD 1.1 million (USD $1.0 million) denominated in Canadian dollars, and USD $1.6 million denominated in various other foreign currencies.
     The Company also has EUR 0.8 million (USD $1.0 million) of notes payable denominated in euros and GBP 10.8 million (USD $20.2 million) of intercompany notes receivable and notes payable denominated in British pounds at September 30, 2006. These intercompany notes bear interest at a floating rate of 5.3% as of September 30, 2006, and require monthly principal and interest payments through 2012. The Company has entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to various intercompany notes receivable from the Company’s wholly-owned subsidiary in the United Kingdom. These forward contracts are expected to offset the transactional gains and losses on the intercompany notes denominated in British pounds. The gains and losses related to such contracts and the transactional gains and losses related to the intercompany notes recognized during fiscal 2006 were not significant. The notional amount of the open contracts at September 30, 2006 totaled approximately $20.2 million. See note 1 to our consolidated financial statements. The fair value of the foreign currency forward contracts at September 30, 2006 was a $390 thousand liability.
     Based on the Company’s overall currency rate exposure as of September, 2006, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
CENTRAL PARKING CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Central Parking Corporation:
     We have audited the accompanying consolidated balance sheets of Central Parking Corporation and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II – Valuation Qualifying Accounts for each of the years in the three year period ended September 30, 2006, and financial statement schedule IV – Mortgage Loans on Real Estate as of September 30, 2006. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Parking Corporation and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in note 14 to the consolidated financial statements, in fiscal 2006 the Company changed its method of accounting for share-based payments.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Central Parking Corporation and subsidiaries’ internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of, the effective operation of, internal control over financial reporting as of September 30, 2006.
/s/ KPMG LLP
Nashville, Tennessee
December 14, 2006

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
Amounts in thousands, except share and per share data	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$44,689	$26,055
Management accounts receivable, net of allowance for doubtful accounts of $1,618 and $7,090 at September 30, 2006 and 2005, respectively	47,747	51,931
Accounts receivable – other, net of allowance for doubtful accounts of $1,234 and $2,685 at September 30, 2006 and 2005, respectively	13,406	15,537
Current portion of notes receivable (including amounts due from related parties of $165 in 2006 and $937 in 2005) and net of allowance for doubtful accounts of $59 and $493 at September 30, 2006 and 2005, respectively	3,913	5,818
Prepaid expenses	12,306	8,630
Assets available for sale	6,682	49,048
Refundable income taxes	3,817	—
Deferred income taxes	10,003	19,949

Total current assets	142,563	176,968
Available for sale securities	4,909	4,606
Notes receivable, less current portion	10,569	10,480
Property, equipment, and leasehold improvements, net	295,923	327,391
Contract and lease rights, net	71,995	80,064
Goodwill, net	232,056	232,443
Investment in and advances to partnerships and joint ventures	3,851	4,443
Other assets	26,504	31,419

Total Assets	$788,370	$867,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,862	$1,764
Accounts payable	88,672	83,604
Accrued payroll and related costs	16,095	17,263
Accrued expenses	33,937	35,546
Management accounts payable	26,450	25,532
Income taxes payable	—	12,389

Total current liabilities	168,016	176,098
Long-term debt and capital lease obligations, less current portion	87,625	98,212
Subordinated convertible debentures	78,085	78,085
Deferred rent	21,547	22,113
Deferred income taxes	6,184	19,565
Other liabilities	20,388	21,152

Total liabilities	381,845	415,225

Minority interest	297	528

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 32,154,128 and 36,759,155 shares issued and outstanding at September 30, 2006 and 2005, respectively	322	368
Additional paid-in capital	180,091	251,784
Accumulated other comprehensive income, net	3,398	3,432
Retained earnings	223,122	197,182
Other	(705)	(705)

Total shareholders’ equity	406,228	452,061

Total Liabilities and Shareholders’ Equity	$788,370	$867,814

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
Amounts in thousands, except per share data	2006	2005	2004
Revenues:
Parking	$522,547	$537,712	$560,925
Management contract and other	119,006	115,053	122,023

	641,553	652,765	682,948
Reimbursement of management contract expenses	467,882	452,287	516,515

Total revenues	1,109,435	1,105,052	1,199,463

Costs and expenses:
Cost of parking	478,376	491,781	510,213
Cost of management contracts	47,509	60,262	57,775
General and administrative	79,629	82,952	71,540

	605,514	634,995	639,528
Reimbursed management contract expenses	467,882	452,287	516,515

Total costs and expenses	1,073,396	1,087,282	1,156,043

Property-related gains, net	31,900	53,596	7,161
Impairment of goodwill	—	(454)	—

Operating earnings	67,939	70,912	50,581
Other income (expense):
Interest income	1,238	4,739	4,880
Interest expense	(15,708)	(17,891)	(20,276)
Gain (loss) on derivative instruments	(1,172)	3,006	—
Equity in partnership and joint venture earnings (losses)	1,234	(474)	(2,984)

Earnings from continuing operations before minority interest, and income taxes	53,531	60,292	32,201
Minority interest	(1,014)	(1,327)	(2,999)

Earnings from continuing operations before income taxes	52,517	58,965	29,202
Income tax expense:
Current	(22,504)	(30,994)	(10,145)
Deferred	3,436	4,088	(2,591)

Total income tax expense	(19,068)	(26,906)	(12,736)

Earnings from continuing operations	33,449	32,059	16,466

Discontinued operations, net of tax	(5,585)	(17,789)	527

Net earnings	$27,864	$14,270	$16,993

Basic earnings (loss) per share:

Earnings from continuing operations	$1.03	$0.88	$0.45
Discontinued operations, net of tax	(0.17)	(0.49)	0.02

Net earnings	$0.86	$0.39	$0.47

Diluted earnings (loss) per share:

Earnings from continuing operations	$1.03	$0.87	$0.45
Discontinued operations, net of tax	(0.17)	(0.48)	0.02

Net earnings	$0.86	$0.39	$0.47

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
and COMPREHENSIVE INCOME (LOSS)

				Accumulated
			Additional	Other		Other
	Number of	Common	Paid-in	Comprehensive	Retained	Shareholders’
Amounts in thousands, except per share data	Shares	Stock	Capital	Income (Loss), net	Earnings	Equity	Total
Balance at September 30, 2003	36,170	362	246,559	78	170,232	(705)	$416,526

Issuance under restricted stock plan and employment agreements	16	—	323	—	—	—	323
Issuance under Employee Stock Purchase Plan	71	1	591	—	—	—	592
Common stock dividends, $0.06 per share	—	—	—	—	(2,184)	—	(2,184)
Exercise of stock options and related tax benefits	130	1	1,612	—	—	—	1,613
Issuance of deferred stock units	196	2	367	—	—	—	369
Comprehensive income:
Net earnings	—	—	—	—	16,993	—	16,993
Foreign currency translation adjustment	—	—	—	(276)	—	—	(276)
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	—	(5)
Unrealized gain on fair value of derivatives	—	—	—	1,082	—	—	1,082

Total comprehensive income							17,794

Balance at September 30, 2004	36,583	366	249,452	879	185,041	(705)	$435,033

Issuance under restricted stock plan and employment agreements	14	—	197	—	—	—	197
Issuance under Employee Stock Purchase Plan	39	—	569	—	—	—	569
Common stock dividends, $0.06 per share	—	—	—	—	(2,129)	—	(2,129)
Exercise of stock options and related tax benefits	123	2	1,566	—	—	—	1,568
Comprehensive income:
Net earnings	—	—	—	—	14,270	—	14,270
Foreign currency translation adjustment	—	—	—	3,259	—	—	3,259
Unrealized gain on available-for-sale securities	—	—	—	54	—	—	54
Unrealized loss on fair value of derivatives	—	—	—	(760)	—	—	(760)

Total comprehensive income							16,823

Balance at September 30, 2005	36,759	$368	$251,784	$3,432	$197,182	$(705)	$452,061

Issuance under restricted stock plan and employment agreements	14	1	1,998	—	—	—	1,999
Common stock dividends, $0.06 per share	—	—	—	—	(1,924)	—	(1,924)
Exercise of stock options and related tax benefits	234	1	656	—	—	—	657
Stock-based compensation expense	—	1	582	—	—	—	583
Tax benefit related to stock option expense	—	—	254	—	—	—	254
Issuance of deferred stock units	6	—	93	—	—	—	93
Repurchase of common stock	(4,859)	(49)	(75,276)	—	—	—	(75,325)
Comprehensive income:
Net earnings	—	—	—	—	27,864	—	27,864
Foreign currency translation adjustment	—	—	—	(140)	—	—	(140)
Unrealized gain on available-for-sale securities	—	—	—	106	—	—	106

Total comprehensive income							27,829

Balance at September 30, 2006	32,154	$322	$180,091	$3,398	$223,122	$(705)	$406,228

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
		(Revised See	(Revised See
Amounts in thousands		Note 2)	Note 2)
Cash flows from operating activities:
Net earnings	$27,864	$14,270	$16,993
(Earnings) loss from discontinued operations	5,585	17,789	(527)

Earnings from continuing operations	33,449	32,059	16,466
Adjustments to reconcile earnings from continuing operations to net cash provided (used) by operating activities – continuing operations:
Depreciation and amortization	30,278	29,497	32,635
Equity in partnership and joint venture losses (earnings)	(1,234)	474	2,984
Distributions from partnerships and joint ventures	1,404	2,092	1,412
Impairment of goodwill	—	454	—
Property related gains, net	(31,900)	(53,596)	(7,161)
Loss (gain) on derivative instruments	1,172	(3,006)	—
Stock-based compensation	582	—	—
Excess tax benefit related to stock option exercises	(254)	—	—
Deferred income taxes	(3,434)	(4,088)	2,591
Minority interest	1,014	1,327	2,999
Changes in operating assets and liabilities:
Management accounts receivable	5,052	(8,368)	(6,605)
Accounts receivable — other	2,336	(955)	6,105
Prepaid expenses	(3,510)	4,402	(1,621)
Other assets	(4,295)	(9,313)	(7,211)
Accounts payable, accrued expenses and other liabilities	(551)	13,634	(6,096)
Management accounts payable	613	884	(749)
Deferred rent	(566)	(2,337)	(3,119)
Refundable income taxes	(3,815)	1,461	4,022
Income taxes payable	(12,313)	12,527	273

Net cash provided by operating activities – continuing operations	14,028	17,148	36,925
Net cash (used) provided by operating activities – discontinued operations	(16,091)	(13,914)	4,714

Net cash (used) provided by operating activities	(2,063)	3,234	41,639

Cash flows from investing activities:
Proceeds from disposition of property and equipment	75,181	80,799	62,390
Purchase of equipment and leasehold improvements	(12,018)	(12,279)	(13,274)
Purchase of property	—	—	(1,725)
Purchase of lease rights	—	—	(4,530)
Incentive payment for USA Parking	—	—	2,250
Proceeds from notes receivable	1,195	32,484	227
Distributions from partnerships and joint ventures	885	—	—

Net cash provided by investing activities – continuing operations	65,243	101,004	45,338
Net cash provided by investing activities – discontinued operations	40,570	742	7,018

Net cash provided by investing activities	105,813	101,746	52,356

Cash flows from financing activities:
Dividends paid	(1,924)	(2,129)	(2,184)
Net (repayments) borrowings under revolving credit agreement	(4,334)	7,062	(59,000)
Proceeds from issuance of notes payable, net of issuance costs	910	8,417	2,933
Principal repayments on long-term debt and capital lease obligations	(7,381)	(121,367)	(39,065)
Payment to minority interest partners	(909)	(937)	(3,244)
Repurchase of common stock	(75,325)	—	—
Excess tax benefit related to stock option exercises	254	—	—
Proceeds from issuance of common stock and exercise of stock options	3,004	2,334	2,897

Net cash used by financing activities – continuing operations	(85,705)	(106,620)	(97,663)
Net cash used by financing activities – discontinued operations	—	—	—

Net cash used by financing activities	(85,705)	(106,620)	(97,663)

Foreign currency translation	589	67	(276)

Net increase (decrease) in cash and cash equivalents	18,634	(1,573)	(3,944)
Cash and cash equivalents at beginning of year	26,055	27,628	31,572

Cash and cash equivalents at end of year	$44,689	$26,055	$27,628

(continued)

Consolidated Statements of Cash Flows, continued:

	Year Ended September 30,
	2006	2005	2004
Non-cash transactions:
Change in unrealized gain on fair value of derivatives and available- for-sale securities, net of tax	$106	$(706)	$1,077
Note receivable for consideration for sale of CPS Mexico, Inc.	$3,867	—	—

Cash payments for:
Interest	$13,226	$16,983	$19,160
Income taxes	$43,404	$16,355	$6,725
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
     (b) Revenues
     Parking revenues include the parking revenues from leased and owned locations. Management contract revenues represent revenues (both fixed and performance-based fees) from facilities managed for other parties and miscellaneous fees for accounting, insurance and other ancillary services such as consulting and transportation management services. Parking revenues from transient parking are recognized as cash is received. Parking revenues from monthly parking customers, fixed fee management contract revenues and miscellaneous management fees are recognized on a monthly basis based on the terms of the underlying contracts. Management contract revenues related to performance-based arrangements are recognized when the performance measures have been met.
     In accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, the Company recognizes as both revenues and expenses, in equal amounts, costs directly reimbursed from its management clients.
     (c) Cash and Cash Equivalents
     The Company considers cash and cash equivalents to include cash on hand, in banks, and short-term, highly liquid investments with original maturities of three months or less. Book overdraft balances resulting from zero balance type accounts at September 30, 2006 and 2005 totaled $14.3 million and $15.8 million, respectively, and are reflected in accounts payable on the accompanying consolidated balance sheets. The Company accounts for the change in book overdraft positions as operating cash flows in the accompanying consolidated statements of cash flows.
     (d) Management Accounts Receivable
     Management accounts receivable are recorded at the amount invoiced to third parties for management contract revenues. The Company reports management accounts receivable net of an allowance for doubtful accounts to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast and Mid-Atlantic United States, could have an impact on the collection of existing receivable balances or future allowance considerations.
     (e) Available for sale securities
     Investment securities primarily consist of debt obligations of states and political subdivisions. As of September 30, 2006, the balance of investment securities was $4.9 million, and are recorded at fair value. Unrealized holding gains and losses, net of related tax effects, are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value and a charge to earnings. To determine whether an impairment is other-than-

temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.
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
     (i) Goodwill
     Goodwill, which represents the excess of purchase price over the fair value of net assets acquired and liabilities assumed in a business combination, is not amortized, but is tested for impairment at least annually and whenever events or circumstances occur indicating that goodwill may be impaired. The Company’s annual impairment testing date is August 31.
     (j) Other Assets
     Other assets is comprised of a combination of the cash surrender value of life insurance policies, security deposits, key money, deferred debt issuance costs and non-compete agreements. Key money represents lease prepayments tendered to lessors at the inception of long-term lease relationships and is amortized over the original term of the lease, excluding optional renewal periods. Non-compete agreements are amortized over the contractual term of the agreement or the economic useful life, whichever is shorter. Deferred debt issuance costs are amortized over the contractual term of the related debt, generally using the interest method.
     (k) Lease Transactions and Related Balances
     The Company accounts for operating lease obligations and sublease income on a straight-line basis. Contingent or percentage rent obligations of the Company are recognized when operations indicate such amounts will be paid. Contingent sublease income is recognized when the performance measures have been met. Lease obligations paid in advance are included in prepaid rent. The difference between actual lease payments and straight-line lease expense over the original lease term, excluding optional renewal periods, is included in deferred rent. Rent expense for all operating leases and rental income from subleases are reflected in cost of parking or general and administrative expenses.
     In connection with certain acquisitions, the Company revalued certain leases to estimated fair value at the time of the respective acquisition. Favorable operating leases of entities acquired represent the present value of the excess of the then current market rental over the contractual lease payments. Unfavorable operating leases of entities acquired represent the present value of the excess of the contractual lease payments over the then current market rental. Such adjustments are amortized on a straight-line basis over the remaining original term of the underlying lease, or 30 years, whichever is shorter. Favorable and unfavorable lease rights are reflected on the accompanying consolidated balance sheets in contract and lease rights and other liabilities, respectively.
     In the event the Company ceases to control the right to use a property the Company leases under an operating lease, it determines whether it has a loss to record related to its operating lease obligations pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. If the cease-use date criteria of such standard have not been met, no loss is recognized by the Company unless it has entered into a sublease on such property and the Company has determined it has a loss on such sublease pursuant to the criteria set forth in FTB 79-15, Accounting for a Loss on a Sublease Not Involving the Disposal of a Segment.
     (l) Property-Related Gains (Losses), Net
     Net property-related gains and losses on the accompanying consolidated statements of operations include (i) realized gains and losses on the sale of operating property and equipment, (ii) impairment of long-lived assets, and (iii) costs incurred to terminate existing parking facility leases prior to their contractual termination date.
     (m) Impairment of Long-Lived Assets
     Long-lived assets, such as property, equipment and leasehold improvements and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
     Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the assets might be impaired. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
     (n) Income Taxes
     The Company files a consolidated federal income tax return. The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not provide for federal income taxes on the accumulated earnings considered indefinitely reinvested in foreign subsidiaries.
     (o) Pre-opening Expense
     The direct and incremental costs of hiring and training personnel associated with the opening of new parking facilities, and the associated internal development costs, are expensed as incurred.
     (p) Earnings (Loss) Per Share Data
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
     (q) Foreign Currency Translation
     The financial position and results of operations of the Company’s foreign subsidiaries and equity method joint ventures are measured using local currency as the functional currency. Translation adjustments arising from the differences in exchange rates from period to period are generally included in the currency translation adjustment as a component of accumulated other comprehensive income (loss), net of income taxes in shareholders’ equity. Accumulated other comprehensive income at September 30, 2006, includes

$3.1 million related to foreign currency translation adjustments which have not been tax affected due to management’s intention that the accumulated earnings of such entities are indefinitely reinvested.
     (r) Fair Value of Financial Instruments
     The Company discloses the fair values of financial instruments for which it is practicable to estimate the value. Fair value disclosures exclude certain financial instruments such as trade receivables and payables when carrying values approximate the fair value. The fair values of the financial instruments are estimates based upon current market conditions and quoted market prices for the same or similar instruments as of September 30. At September 30, 2006 and 2005, book value approximates fair value for substantially all of the Company’s assets, liabilities, debt and derivatives that are subject to the fair value disclosure requirements.
     (s) Stock Option Plan
     On October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board, (“APB”), Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the accompanying consolidated statements of operations.
     The Company adopted SFAS No. 123R using the modified prospective method which requires the application of the accounting standard as of October 1, 2005. The accompanying consolidated financial statements for fiscal 2006 reflect the impact of adopting SFAS No. 123R. See Note 14 for further details.
     Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the accompanying consolidated statement of operations for the fiscal year ended September 30, 2006, included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of October 1, 2005 and for the stock-based awards granted after such date, based on the grant date fair value estimated in accordance with SFAS No. 123R. As stock-based compensation expense recognized in the accompanying statement of income for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information for periods prior to fiscal 2006, which is also detailed in Note 14, we accounted for forfeitures as they occurred.
     (t) Business Concentrations
     Approximately 43%, 44% and 43% of the Company’s total revenues from continuing operations (excluding reimbursement of management expenses) for fiscal year 2006, 2005 and 2004, respectively, excluding reimbursement of management contract expenses, were attributable to parking and management contract operations geographically located in the Northeastern area of the United States. Revenues from our operations in New York City and surrounding areas accounted for approximately 26.6% of our total revenues from continuing operations (excluding reimbursement of management expenses) in fiscal 2006. See also Note 18.
     (u) Risk Management
     The Company utilizes a combination of indemnity and self-insurance coverages, up to certain maximum losses for liability, health and workers’ compensation claims. The accompanying consolidated balance sheets reflect the estimated losses related to such risks. The primary amount of liability coverage is $1 million per occurrence and $2 million in the aggregate per facility. The Company’s various liability insurance policies have deductibles of up to $350,000 per occurrence, which must be met before the insurance companies are required to reimburse the Company for costs related to covered claims. In addition, the Company’s worker’s compensation program has a deductible of $250,000. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of liability recognition associated with claims against the Company. The recognition of liabilities is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimable, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as a liability. The Company engages an actuary to assist in determining the estimated liabilities for customer injury, employee medical costs and worker’s compensation claims. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future. Total discounted self-insurance liabilities at September 30, 2006 and September 30, 2005 were $22.6 million and $24.6 million, respectively, reflecting a 4.5% discount rate. The related undiscounted amounts at such dates were $25.0 million and $27.7 million, respectively.

     (v) Derivative financial instrument
     The Company periodically enters into various types of derivative instruments to manage fluctuations in cash flows resulting from interest rate risk. These instruments include interest rate swaps and caps. Under interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate debt. Purchased interest rate cap agreements also protect the Company from increases in interest rates that would result in increased cash interest payments made under its Credit Facility. Under interest rate cap agreements, the Company has the right to receive cash if interest rates increase above a specified level.
     At September 30, 2006, the Company had two interest rate swaps with a combined notional amount of $87.5 million. These derivative financial instruments are reported at their fair value and are included as other assets on the consolidated balance sheets. The fair values of these swaps at September 30, 2006 and 2005 were $1.9 million and $3.0 million, respectively. The interest rate swaps do not qualify as cash flow hedges for accounting purposes. As such, any changes in the fair value of these derivative instruments are included in the consolidated statements of operations.
     The Company entered into an interest rate cap agreement on an underlying $12.7 million loan in October 2005. This agreement limits the Company’s exposure to the floating interest rate by paying the Company for interest paid in excess of 5.50%. The fair value of this contract at September 30, 2006 was not significant.
     The Company has entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to various intercompany notes receivable from the Company’s wholly-owned subsidiary in the United Kingdom. These forward contracts are expected to offset the transactional gains and losses on the intercompany notes denominated in British pounds. The gains and losses related to such contracts and the transactional gains and losses related to the intercompany notes recognized during fiscal 2006 were not significant. The notional amount of the open contracts at September 30, 2006 totaled approximately $20.2 million. The fair value of the foreign currency forward contracts at September 30, 2006 was a liability of $390 thousand.
     (w) Use of Estimates
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
(2) Cash Flow Statement Revisions
     The Company has separately disclosed in the accompanying consolidated statements of cash flows the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which prior periods were reported on a combined basis in a single amount. As a result, the accompanying consolidated cash flow statements for fiscal 2005 and 2004 have been labeled as revised.
(3) Common Stock Repurchase
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
(4) Notes Receivable
     In connection with the acquisition of Kinney in February 1998, the Company acquired a note receivable from the City of New York (the “City”) related to two parking garages which were built on behalf of the City. The Company also has a long-term management agreement to operate the parking garages. Amounts advanced for the construction of the garages were recorded as a note receivable and are being repaid by the City in monthly installments of $156 thousand, including interest at a fixed rate of 8.0%, through December 2007. At September 30, 2006, the balance of the note receivable was $2.5 million.
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
     In connection with the acquisition of Allied Parking in October 1998, the Company obtained notes receivable totaling $4.9 million, secured by an assignment of rents from the properties being leased. The notes are payable monthly and bear interest at a fixed rate of 7.0%. The balance at September 30, 2006 was $ 3.6 million.
     In connection with the sale of the Company’s 50% interest in its joint venture in Mexico in January 2006, the Company obtained notes receivable totaling $3.7 million. The note is payable monthly and bears interest at a fixed rate of 8%. The balance at September 30, 2006 was $ 3.1 million.
     The remainder of the notes receivable consist of notes ranging from $3 thousand to $2.5 million at the end of fiscal year 2006, and notes ranging from $1 thousand to $3.0 million at the end of fiscal year 2005. The notes bear interest at fixed rates ranging from 0% to 12.0% at the end of fiscal year 2006 and are due between 2007 and 2017.
(5) Property, Equipment and Leasehold Improvements
     A summary of property, equipment and leasehold improvements and related accumulated depreciation and amortization is as follows (in thousands):

	September 30,
	2006	2005
Leasehold improvements	$42,597	$42,611
Buildings and garages	82,418	83,593
Operating equipment	73,735	75,072
Furniture and fixtures	6,102	9,480
Equipment operated under capital leases	5,450	1,164

	210,302	211,920
Less accumulated depreciation and amortization	108,549	100,339

	101,753	111,581
Land	194,170	215,810

Property, equipment and leasehold improvements, net	$295,923	$327,391

     Depreciation expense of property, equipment and leasehold improvements was $18.7 million, $18.6 million and $20.4 million, respectively, for the fiscal years ended September 30, 2006, 2005 and 2004 for continuing operations. Depreciation expense included in discontinued operations for such periods was $0.3 million, $0.4 million and $0.7 million, respectively. Depreciation expense included in cost of parking was $13.9 million, $13.7 million and $14.6 million, depreciation expense included in cost of management contracts was $0.2 million, $0.2 million and $0.5 million, and depreciation expense included in general and administrative expenses was $4.6 million, $4.7 million and $5.3 million for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.
(6) Goodwill and Amortizable Intangible Assets
     As of September 30, 2006, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$129,018	$57,023	$71,995

     The following table shows the changes in contract and lease rights for fiscal years 2006 and 2005 (in thousands):

As of September 30, 2004	$89,015
Additions	740
Amortization	(7,779)
Deletions	(1,912)
Impairments	—

As of September 30, 2005	80,064
Additions	—
Amortization	(7,871)
Deletions	110
Impairments	(308)

As of September 30, 2006	$71,995

     The expected future amortization of contract and lease rights are as follows (in thousands):

Year Ending
September 30,
2007	$7,613
2008	7,272
2009	4,968
2010	4,535
2011	4,501
Thereafter	43,106

$71,995

     Amortization expense related to the contract and lease rights was $7.9 million, $7.7 million and $8.5 million, respectively, for the years ended September 30, 2006, 2005 and 2004, in continuing operations. Amortization expense in discontinued operations related to the contract and lease rights was not significant.
     The Company has assigned its goodwill to its various reporting units. The following table reflects the changes in the carrying amounts of goodwill by reported segment for the years ended September 30, 2006 and 2005 (in thousands):

	One	Two	Three	Four	Five	Six	Seven	Total
Balance as of September 30, 2004	$3,172	$32,462	$3,604	$181,340	$8,884	$2,350	$750	$232,562
Acquired during the period	30	—	—	—	104	—	50	184
Foreign currency translation	—	—	69	73	9	—	—	151
Impairment	—	(454)	—	—	—	—	—	(454)

Balance as of September 30, 2005	$3,202	$32,008	$3,673	$181,413	$8,997	$2,350	$800	$232,443

Foreign currency translation	—	—	—	—	—	—	(387)	(387)
Impairment	—	—	—	—	—	—	—	—

Balance as of September 30, 2006	$3,202	$32,008	$3,673	$181,413	$8,997	$2,350	$413	$232,056

     During 2005, the Company determined that $454,000 of the goodwill recorded in segment two was impaired.
(7) Assets Held for Sale, Property-Related Gains, Net and Discontinued Operations
(a)	Assets Held for Sale
In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are classified as held for sale are presented separately in the asset section of the balance sheet. Assets classified as held for sale are comprised almost exclusively of real property and are included in the Segment-Other in the identifiable asset segment table included in Note 18.

(b)	Property-Related Gains (Losses), Net
The Company periodically disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses is a follows (in thousands):

	Years Ended September 30,
	2006	2005	2004
Net gains on sale of property	$35,063	$60,229	$9,586
Impairment charges for property, equipment and leasehold improvements	(2,643)	(1,766)	(1,614)
Impairment charges for intangible assets	(520)	(4,867)	(811)

Total property related gains, net	$31,900	$53,596	$7,161

     Net property-related gains for the fiscal year ended September 30, 2006 of $31.9 million was comprised of gains on sale of property of $35.1 comprised of $12.0 million in Houston, $ 9.1 Million in Baltimore, $6.2 million in Chicago, $2.4 million from the sale of our equity-method investment in our Germany subsidiary, $1.8 million in Atlanta, $1.4 million in Denver, $1.4 million in West Palm Beach, $1.3 Million in Nashville, $0.9 million in Dallas, and $0.7 million in miscellaneous property sales; offset by a loss of $0.9 million in Pittsburgh and $1.2 million in London; offset by $3.2 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-Two, Segment-Four, Segment-Five and Segment-Other. In assessing impairment, management considered current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets.
     The $53.6 million gain in 2005 was comprised of a gain on the sale of property of $60.2 million, comprised primarily of $38.2 million on the sale of a lease in New York, $9.1 million on the sale of property in New York, $5.5 million gain in Missouri, $2.7 million in Denver, $1.9 million in Seattle, $1.9 million Chicago, and $0.9 million related to other miscellaneous sales; offset by $6.6 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-One, Segment-Two, Segment-Three, Segment-Four, Segment-Seven, and Segment-Other. Based on the current operating results and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Impairment charges recognized in fiscal 2005 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds.
     The $7.2 million gain in 2004 was comprised of a gain on sale of property of $9.6 comprised of $5.7 million gain on sale of property in Providence, $1.8 million in New York, $1.1 million in London, $0.9 million in Dallas and $0.1 million in miscellaneous property sales; offset by $2.4 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-One, Segment-Four, and Segment-Other. Based on the current operating results and the Company’s recent forecast for the next fiscal year, management determined that the projected cash flows for these locations would not be enough to recover the remaining value of the assets. Impairment charges recognized in fiscal 2004 were based on estimated fair values using projected cash flows of the applicable parking facility discounted at the Company’s average cost of funds.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale are reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The net property-related gains noted above have been classified in continuing operations as the individual disposal transactions did not meet the SFAS No. 144 and EITF 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations, criteria for classification as discontinued operations, primarily due to the expected retention of certain cash flows from assets disposed. These expected continuing cash flows result from arrangements whereby the Company continues to operate the parking facilities under an operating lease or a management contract, or expects to do so in the future under the Company’s right of first refusal agreements with the purchaser of the properties. It is not practicable to quantify the specific amount of such continuing cash flows or the period of time over which they will be generated. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations.

(c) Discontinued Operations
     The Company has either disposed of, or designated as held-for-sale, certain locations which meet the aforementioned criteria for classification as discontinued operations. The components of discontinued operations reflected on the accompanying consolidated statements of income are as follows:

	Year Ended
	September 30,
	2006	2005	2004
Discontinued Operations:
Total Revenues	$39,676	$65,323	$75,673

Operating earnings (loss) before property- related gains (losses), net	51	(11,464)	4,057
Property-related losses, net	(402)	(9,384)	(3,626)

Loss from discontinued operations, before taxes	(320)	(20,961)	511
Income tax benefit (expense)	(5,265)	3,172	16

Discontinued operations, net of tax	$(5,585)	$(17,789)	$527

     Included in operating earnings from discontinued operations for fiscal 2006 is income of $2.3 million from the settlement agreement with Rotala. Net property-related gains (losses) related to discontinued operations the year ended September 30, 2006, includes a charge of $12.3 million related to the disposal of the United Kingdom transport division, which consists of $10.2 million in contract and lease buyouts associated with buses, routes and the depot, and $2.1 million for severance related costs. All obligations related to the charge were paid in fiscal 2006, except for $2.4 million relating to contract and lease buyouts which will be paid in fiscal 2007. Also included in net property-related gains (losses) related to discontinued operations for fiscal 2006 are gains of $11.3 million from the sale of properties which had been classified as Assets Held for Sale. The $11.3 million gain primarily relates to the sale of properties of $2.6 million in Atlanta, $2.1 million in Nashville, $1.9 million in Miami, $1.8 million in Chicago, $0.6 million in Roanoke, $0.5 million in Pittsburgh, $0.5 million in Charleston, $0.4 million in Little Rock, $0.3 million in San Antonio, $0.2 million in Minneapolis, $0.1 million in Houston, and $0.3 million in miscellaneous properties. The Company’s consolidated statements of operations and cash flows for fiscal 2005 and 2004 have been reclassified to reflect the operations and cash flows related to these discontinued operations.
(8) Investment in and Advances to Partnerships and Joint Ventures
     The following tables reflect the financial position and results of operations for the partnerships and joint ventures as of September 30, 2006 and 2005, and for each of the years in the three-year period ended September 30, 2006 (in thousands). Aggregate fair value of investments is not disclosed as quoted market prices are not available.

	Investment		Advances to
	in Partnerships and		Partnerships
	Joint Ventures		and Joint Ventures
	2006	2005	2006	2005
Commerce Street Joint Venture	$193	$(149)	$165	$149
Larimer Square Parking Associates	1,972	1,126	—	788
Lodo Parking Garage, LLC	1,023	1,055	—	—
CPS Mexico, Inc.	—	325	—	—
Other	663	2,086	—	—

	$3,851	$4,443	$165	$937

	Equity in Partnership and			Joint Venture
	Joint Venture Earnings (Losses)			Debt
	2006	2005	2004	2006	2005
Commerce Street Joint Venture	$762	$739	$606	$4,212	$4,793
Larimer Square Parking Associates	389	389	312	—	831
Lodo Parking Garage, LLC	182	158	94	—	—
CPS Mexico, Inc.	—	(1,499)	(4,036)	—	17,470
Other	(99)	(261)	40	—	—

	$1,234	$(474)	$(2,984)	$4,212	$23,094

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
     (b) Larimer Square Parking Associates
     The Company owns a 50% interest in a joint venture that owns a parking complex in Denver, Colorado. The complex, which was completed in February 1996, was constructed and financed by the joint venture partners. The Company invested $991 thousand in the joint venture and loaned the joint venture $1.1 million in the form of a construction note, bearing interest at a fixed rate of 9.5%, which was converted to a term note in August 1996, following completion of the project. An additional $1.1 million was loaned by the Company which will be repaid through sales tax and property tax revenues by the Denver Urban Renewal Authority at a fixed interest rate of 10%. At September 30, 2006, all loans from the joint venture have been repaid. The Company manages the parking facility for the venture.
     (c) Lodo Parking Garage, LLC
     In March 1995, the Company acquired a 50% interest in a joint venture which owns a parking complex in Denver, Colorado. The Company invested $1.4 million in the joint venture and manages the parking facility for the joint venture. The remaining 50% is owned by the Company’s Chairman of the Board of Directors. See Note 16.
     (d) CPS Mexico, Inc.
     The Company held a 50% interest in a Mexican joint venture which managed and leased various parking structures in Mexico. During the fourth quarter of 2005, the Company reached a tentative agreement to sell its fifty percent interest in its joint venture in Mexico, which resulted in a non-cash loss on the sale of approximately $1.7 million. The Company received a cash payment at closing of $325,000 and a secured promissory note of approximately $3.7 million in repayment of the joint venture’s indebtedness to the Company. The Company recognized an impairment charge on its recorded investment in the Mexican joint venture of $1.7 million during the fourth quarter of 2005 based on the expected proceeds of the sale. Central Parking finalized the transaction in fiscal 2006.
(9) Long-Term Debt and Capital Lease Obligations
     Long-term debt and capital lease obligations consisted of the following (in thousands):

	As of September 30,
	2006	2005
Credit Facility
Term note payable	$73,687	$74,437
Revolving credit facility	—	7,062
Other notes payable	14,934	15,539
Capital lease obligations	1,866	2,938

Total	90,487	99,976
Less: current maturities of long-term obligations	(2,862)	(1,764)

Total long-term obligations	$87,625	$98,212

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
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of September 30, 2006 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $73.7 million, all of which related to the term loan, with an overall weighted average interest rate of 3.7% as of September 30, 2006. The term loan is required to be repaid in quarterly payments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The revolving loan is required to be repaid February 2008. The aggregate availability under the Credit Facility was $171.3 million at September 30, 2006, which is net of $53.7 million of stand-by letters of credit. During the first quarter of 2006, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
     The Company is required under the Credit Facility to enter into and maintain interest rate protection agreements designed to limit the Company’s exposure to increases in interest rates. On May 30, 2003, the Company entered into two interest rate swap transactions for a total notional value of $87.5 million. Both transactions swapped the Company’s floating LIBOR interest rates for fixed interest of 2.45% until June 30, 2007. The derivatives do not qualify as cash flow hedges.
     The weighted average interest rate on the Company’s Credit Facility at September 30, 2006 was 3.7%. The 3.7% rate includes all outstanding LIBOR contracts and swap agreements at September 30, 2006.
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
     The Company also has several notes payable outstanding totaling $2.3 million at September 30, 2006. These notes are secured by real estate and equipment and bear interest at fixed rates ranging from 4.5% to 13.9%.

     Future maturities under long-term debt arrangements, including capital lease obligations, are as follows (in thousands):

Year Ending
September 30,
2007	$2,862
2008	24,150
2009	35,853
2010	27,357
2011	67
Thereafter	198

$90,487

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

(11) Shareholders’ Equity
     The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended			Year Ended			Year Ended
	September 30, 2006			September 30, 2005			September 30, 2004
	Income	Common	Per	Income	Common	Per	Income	Common	Per
	Available	Shares	Share	Available	Shares	Share	Available	Shares	Share
	($000’s)	(000’s)	Amount	($000’s)	(000’s)	Amount	($000’s)	(000’s)	Amount
Basic earnings from continuing Operations per share	$33,449	32,258	$1.03	$32,059	36,626	$0.88	$16,466	36,346	$0.45
Effects of dilutive stock options:
Stock option plan	—	241	—	—	136	—	—	209	—

Diluted earnings (loss) from continuing Operations per share	$33,449	32,499	$1.03	$32,059	36,762	$0.87	$16,466	36,555	$0.45

     Weighted average common shares used for the computation of basic earnings (loss) per share excludes certain common shares issued pursuant to the Company’s restricted stock plan and deferred compensation agreement, because under the related agreements the holders of restricted stock will forfeit such shares if certain employment or service requirements are not met. The effect of the conversion of the subordinated convertible debentures has not been included in the diluted earnings per share calculation since such securities were anti-dilutive for all periods. At September 30, 2006, 2005 and 2004, such securities were convertible into 1,419,588 shares of common stock. Options to acquire 2,304,586, 2,453,586, and 2,851,723 shares of common stock were excluded from the 2006, 2005 and 2004 diluted earnings per share calculations because they were anti-dilutive.
(12) Operating Leases
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
Future minimum rental commitments under operating leases and subleases are as follows (in thousands):

Year Ending	Fixed	Sub-rental	Net
September 30,	Rent	Income	Rent
2007	$199,360	$1,653	$197,708
2008	151,111	1,367	149,745
2009	115,339	1,190	114,149
2010	92,719	1,216	91,503
2011	70,821	1,227	69,594
Thereafter	329,153	18,678	310,473

Total future operating lease commitments	$958,503	$25,331	$933,172

Rental expense for all operating leases, along with offsetting rental income from subleases were as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Rentals:
Minimum	$256,661	$244,776	$254,378
Contingent	56,873	60,359	66,104

Total rent expense	313,534	305,135	320,482
Less sub-lease income	(16,970)	(16,305)	(16,570)

Total rent expense, net	$296,564	$288,830	$303,912

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
     In October 2002, the Company executed an agreement with Connex South Eastern Limited, a private rail company headquartered in the United Kingdom, to lease 82 parking facilities throughout the United Kingdom. Connex was responsible for operating certain rail lines for the Strategic Rail Authority, a United Kingdom government agency. Under the terms of the lease agreement, the Company paid an upfront payment of $6.4 million for the right to lease these facilities and agreed to invest approximately $5 million in property improvements at these locations. The $6.4 million of upfront payments and $5 million in property improvements were to be amortized over the nine-year term of the lease. During the third quarter of 2003, the Company was informed that Connex would be removed as the private operator by the Strategic Rail Authority. Under the lease agreement Connex was required to reimburse the Company for the unamortized upfront payments. In November 2003, the Company entered into a management agreement with the Strategic Rail Authority to operate the same 82 parking facilities covered by the Connex lease, for a five year term. In accordance with the management agreement, the Strategic Rail Authority agreed to acquire the Company’s property improvements under the former Connex agreement. In November 2003, Connex made a settlement payment to the Company to reimburse the Company for the upfront and property improvement payments of $11.4 million and for $19.2 million for other capital expenditures. The Company realized a gain of $0.4 million in fiscal 2004 related to the settlement of the agreement.
(13) Income Taxes
Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2006	2005	2004
Current:
Federal	$19,713	$27,558	$5,491
Jobs credit, net of federal tax benefit	(952)	(961)	(305)

Net federal current tax expense	18,761	26,597	5,186
State	2,871	2,669	1,414

Non-U.S	872	1,728	3,545

Total current tax expense	22,504	30,994	10,145

Deferred:
Federal	(2,640)	(5,414)	2,203
State	172	804	388
Non-U.S.	(968)	522	—

Total deferred tax (benefit) expense	(3,436)	(4,088)	2,591

Total income tax expense from continuing operations	$19,068	$26,906	$12,736

Total income taxes are allocated as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Income tax expense from continuing operations	$19,068	$26,906	$12,736
Income tax (benefit) expense from discontinued operations	5,265	(3,172)	(16)
Shareholders’ equity for unrealized gain on fair value of derivatives for financial reporting purposes	—	—	721
Shareholders’ equity for compensation expense for tax purposes different from amounts recognized for financial reporting purposes	(254)	(508)	(205)

Total comprehensive income tax expense (benefit)	$24,079	$23,226	$13,236

     Provision has not been made for U.S. or additional foreign taxes on approximately $19.3 million, $17.9 million and $33.6 million at September 30, 2006, 2005 and 2004, respectively, of undistributed earnings of foreign subsidiaries, as those earnings are intended to be permanently reinvested.
     A reconciliation between actual income taxes and amounts computed by applying the federal statutory rate to earnings (loss) from continuing operations before income taxes is summarized as follows (in thousands):

	Year Ended September 30,
	2006		2005		2004
U.S. Federal statutory rate on (loss) earnings from continuing operations before income taxes	$18,380	35.0%	$20,638	35.0%	$10,221	35.0%
State and city income taxes, including changes in valuation allowance, net of federal tax effect	1,978	3.8	2,257	3.8	1,172	4.0
Jobs credits	(952)	(1.8)	(961)	(1.6)	(305)	(1.0)
Foreign versus US rate difference, including changes in valuation allowance	(84)	(0.2)	3,549	6.0	(163)	(0.6)
Equity in unconsolidated subsidiaries	—	—	1,097	1.9	1,428	4.9
Other	(254)	(0.5)	326	0.5	383	1.3

Income tax expense from continuing operations	$19,068	36.3%	$26,906	45.6%	$12,736	43.6%

     Sources of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2006	2005
Deferred tax assets:
Intangible assets	$6,729	$5,662
Accrued expenses	9,859	13,323
Allowance for doubtful accounts	771	143
Partnership interest	1,018	262
Deferred income	10,245	9,339
Deferred compensation expense	5,829	6,269
Net operating losses	18,821	14,201
Tax credits	387	528
Other	256	213

Total gross deferred tax assets	53,915	49,940

Deferred tax liabilities:
Property, equipment and leasehold improvements	(32,679)	(35,548)
Unrecognized gain on fair value of derivative instruments	(733)	(1,202)
Deferred liability on discontinued foreign operations	(6)	(712)

Total gross deferred tax liabilities	(33,418)	(37,462)
Valuation allowance on deferred tax assets	(16,678)	(12,094)

Net deferred tax assets (liabilities)	$3,819	$384

     As of September 30, 2006, the Company has foreign, state and city net operating loss carry forwards of approximately $216.7 million which expire between 2007 and 2025. Based on prior taxable income, and expected future taxable income, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize deferred tax assets after giving consideration to the valuation allowance. The valuation allowance has been provided for net operating loss carry forwards for which recoverability is deemed to be uncertain. The valuation allowance increase of $4.6 million during the year ended September 30, 2006 was to reflect net operating loss carryforwards in foreign operations and in certain states where management has determined that it is more likely than not that the deferred tax asset will not be realized.
(14) Stock-Based Compensation
(a) Stock Option Plans
     In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under the plans, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares had been reserved for issuance under these two plans combined. Options representing 3,307,395 shares are outstanding under the stock option plan at September 30, 2006. Under this plan, options generally vest over a one- to four-year period and generally expire ten years after the date of grant. This plan expired in August 2005 and no new shares will be granted under the plan.
     In February 2006, shareholders approved a new 2006 plan and reserved 1,500,000 shares to be issued. The Company has issued 300,000 options and 14,000 restricted shares under the new plan as of September 30, 2006. Options are expected to be granted with an exercise price equal to the fair market value at the date of grant, generally vest over a one- to four-year period and generally expire ten years after the date of grant, similar to the 1995 plans.

     In August 1995, both the Board of Directors and shareholders approved a stock plan for directors. A total of 475,000 shares have been reserved for issuance under the plan. This plan expired in August 2005 and no new options will be granted under this plan. Options to purchase 77,500 shares are outstanding under this plan at September 30, 2006.
     Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No.123R using the modified prospective method. Under this method, compensation costs in the periods are based on the estimated fair value of the respective options and the proportion vesting in the period. Stock-based employee compensation expense for the year ended September 30, 2006 was calculated using the Black-Scholes option-pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocation of compensation expense was made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility.
     The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied to record stock-based compensation.

	Year Ended
	September 30,
	2005	2004
Net earnings, as reported	$14,270	$16,993
Add stock-based employee compensation expense included in reported net earnings (loss), net of tax	—	—
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(9,006)	(2,765)

Pro forma net earnings	$5,264	$14,228

Net earnings per share:
Basic-as reported	$0.39	$0.47

Basic-pro forma	$0.14	$0.39

Diluted-as reported	$0.39	$0.47

Diluted-pro forma	$0.14	$0.39

     Stock-based employee compensation expense in the table above was calculated using the Black-Scholes option pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocation of compensation expense were made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility. The Company applies a 40% tax rate to arrive at the after tax deduction. The Company accelerated the vesting of approximately 1.2 million out-of-the-money stock options at a weighted average exercise price of $18.85 per share during fiscal 2005 to reduce compensation expense in future years. During fiscal 2005, the Company did not recognize any compensation cost due to the decision to accelerate the vesting of the options. By accelerating the vesting of the out-of-the-money stock options, the Company reduced future compensation cost by $7.7 million over the next ten years.
     There was one option grant during the year ended September 30, 2006 for 300,000 options. Such options vest ratably over four years. The estimated weighted average fair value of options granted during 2006 was $4.35 using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant, weighted average volatility of 29% for fiscal year 2006, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant (5.0%), and a weighted average expected term of 4.5 years for 2006.
     The adoption of SFAS No.123(R) using the modified prospective method resulted in the Company recognizing compensation expense of $582 thousand for fiscal 2006. The Company recognized an income tax benefit of $254 thousand during the fiscal year ended September 30, 2006 related to the exercise of non-qualified stock options. As of September 30, 2006, there were approximately $1.1 million of total unrecognized compensation expense related to unvested options granted under the option plans. The Company used a 7.5% forfeiture to arrive at this expense. This cost is expected to be fully recognized by the end of fiscal Year 2010. During the year ended September 30, 2006, the aggregate intrinsic value of options exercised under our stock plan was $887 thousand determined as of the date of option exercise.
     A summary for the Company’s stock option activity as of September 30, 2006, and changes during fiscal 2006 is presented in the following table:

			Weighted	Aggregate
	Number	Weighted Average	Average Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	as of 9/30/06
Outstanding at September 30, 2005	4,153,206	$17.96
Granted	300,000	$14.41
Exercised	(234,469)	$13.03
Forfeited	(12,750)	$12.73
Expired	(521,092)	$19.27

Outstanding at September 30, 2006	3,684,895	$17.83	5.68	$4,883,998

Vested or expected to vest at September 30, 2006	3,629,372	$17.89	5.58	$4,752,352

Exercisable at September 30, 2006	3,261,770	$18.34	5.54	$3,792,691

     The estimated weighted average fair value of the options granted was $5.65 for 2005 option grants and $3.16 for 2004 option grants using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of grant, weighted average volatility of 33% for fiscal year 2005 and 42% for fiscal year 2004; weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 7.0 years for 2005 and 2.0 years for 2004. The estimated weighted average fair value of options granted during 2006 was $4.35 using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant, weighted average volatility of 29% for fiscal year 2006, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant (5.0%), and a weighted average expected term of 4.5 years for 2006.
     The following table summarizes the transactions pursuant to the Company’s stock option plans for the last three fiscal years:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding at September 30, 2003	5,008,646	$18.33
Granted	654,750	$14.14
Exercised	(129,905)	$14.01
Canceled	(825,584)	$19.32

Outstanding at September 30, 2004	4,707,907	$17.70
Granted	5,000	$15.00
Exercised	(123,334)	$11.33
Canceled	(436,367)	$15.92

Outstanding at September 30, 2005	4,153,206	$17.96
Granted	300,000	$14.41
Exercised	(234,469)	$13.03
Canceled	(533,842)	$19.27

Outstanding at September 30, 2006	3,684,895	$17.83

At September 30, 2006, 2005 and 2004, options to purchase 3,261,770, 3,836, and 2,144,778 shares of common stock, respectively, were exercisable at weighted average exercise prices of $18.34, $18.37 and $19.68, respectively.
(b)Restricted Stock
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
     The Company issued restricted stock valued at $197 thousand, $323 thousand and $216 thousand of restricted stock units, during fiscal year 2005, 2004 and 2003 respectively. These restricted stock grants are exercisable upon change of control of the Company. This plan expired in August 2005.
     The Company measures compensation cost related to restricted shares using the quoted market price on the grant date. During fiscal year ended 2006, the Company recognized compensation expense of $193 thousand related to restricted shares and expects to recognize $91 thousand during fiscal Year 2007.

     A summary for the Company’s restricted stock activity as of September 30, 2006, and changes during fiscal 2006 is presented in the following table:

	Number	Weighted Average
	of Shares	Grant Date Fair Value
Outstanding at September 30, 2005	28,660	$16.76
Granted	14,000	$15.56
Vested	(14,001)	$17.24
Forfeited	—	n/a

Outstanding at September 30, 2006	28,659	$15.94

(c) Stock Purchase Plan
     The Company also has an Employee Stock Purchase Plan which began on April 1, 1996, under which 850,000 shares of common stock have been reserved for issuance. The plan allows participants to contribute up to 10% of their normal pay (as defined in the Plan) to a custodial account for purchase of the Company’s common stock. Participants may enroll or make changes to their enrollment annually, and they may withdraw from the plan at any time by giving the Company written notice. Employees purchase stock annually following the end of the plan year at a price per share equal to the lesser of 85% of the closing market price of the Company’s common stock on the first or the last trading day of the plan year. At September 30, 2006, employees had purchased 595,032 shares under this plan. Beginning April 1, 2005, the Company suspended contributions into the plan.
(d) Deferred Stock Unit Plan
     On December 19, 1996, the Board of Directors approved the adoption of the Company’s Deferred Stock Unit Plan. Under the plan, certain key employees have the opportunity to defer the receipt of certain portions of their cash compensation, instead receiving shares of common stock following certain periods of deferral. The plan is administered by a committee, appointed by the Board of Directors of the Company consisting of at least two non-employee “outside” directors of the Company. The Company reserved 375,000 shares of common stock for issuance under the 1996 Deferred Stock Unit Plan. Participants may defer up to 50% of their salary. As of September 30, 2006, $2.7 million of compensation remained deferred under this plan. Beginning on October 1, 2005, the Company has suspended deferrals into the plan.
(15) Employee Benefit Plans
     The Company has a Profit-Sharing and 401(k) Savings Plan that allows eligible participants to make pretax contributions, receive Company 401(k) match contributions and participate in discretionary Company profit-sharing contributions. Employees 20 years or older may participate in the Plan after one year of continuous service, if the employee was employed prior to reaching age 65. Participants’ contributions, Company 401(k) match contributions and earnings thereon immediately vest. Company profit-sharing contributions are 100% vested after five years of continuous service. Company expense associated with this plan was $2.2 million, $2.4 million and $2.1 million in years 2006, 2005 and 2004, respectively.
     The Company has incentive compensation agreements with certain key employees. Participating employees receive an annual bonus based on profitability of the operations and other factors for which they are responsible. Incentive compensation expense is accrued during the year based upon management’s estimate of amounts earned under the related agreements. Incentive compensation under all such agreements was approximately $6.3 million, $5.4 million and $5.3 million in years 2006, 2005 and 2004, respectively.
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

Compensation (benefit) expense associated with this agreement was approximately $41 thousand, $861 thousand and $199 thousand in fiscal years 2006, 2005 and 2004, respectively. At September 30, 2006, the Company had recorded a liability of $4.5 million associated with this agreement.
     Agreements with certain former key executives of Allright provide for aggregate annual payments ranging from $20 thousand to $144 thousand per year for periods ranging from 10 years to life, beginning when the executive retires or upon death or disability. Under certain conditions, the amount of deferred benefits can be reduced. Life insurance contracts with a face value of approximately $8.3 million have been purchased to fund, as necessary, the benefits under these agreements. The cash surrender value of the life insurance contracts is approximately $1.7 million and $1.7 million at September 30, 2006 and 2005, respectively, and is included in other non-current assets. The plan is a nonqualified plan and is not subject to ERISA funding requirements. Deferred compensation costs for 2006, 2005 and 2004 were $370 thousand, $721 thousand and $774 thousand, respectively. At September 30, 2006, the Company had recorded a liability of $5.5 million associated with these agreements.
(16) Related Parties
     In fiscal 2005, the Company leased two properties from an entity 50% owned by Monroe Carell, Jr., the Company’s chairman, for a combined base rent of $725 thousand plus percentage rent over specified thresholds. Total rent expense, including percentage rent, was $875 thousand, $321 thousand and $296 thousand in 2006, 2005 and 2004, respectively. Management believes that such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated persons. A company owned by Mr. Carell, owns a 50% interest in a limited liability company that owns the Lodo Garage in Denver, Colorado. The entity owned by Mr. Carell purchased the interest in the garage from a third party. The Company owns the remaining 50%.
     In connection with the acquisition of Kinney, the Company entered into an agreement with Lewis Katz, a director of the Company whereby the director has agreed to seek new business opportunities in the form of leases and management contracts and renewals of existing leases and contracts as requested by the Company. During the fiscal years ended September 30, 2006, 2005 and 2004, the Company recognized expense of $591 thousand, $649 thousand and $339 thousand, respectively, in connection with this agreement.
     Lewis Katz, a director of the Company, has an ownership interest in Foley Parking Affiliate, LLC (“Foley Parking”). Foley Parking and the Company each own 50% of a company that leases a parking garage in New York City. The lease has a term of 20 years and the base rent is $1.3 million per year. This location incurred earnings of approximately $460 thousand in fiscal 2006 and losses of approximately $ 80 thousand and $636 thousand, in fiscal years 2005 and 2004, respectively.
(17) Contingencies
     The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position or liquidity of the Company, but could have a material effect on the results of operations in a given reporting period. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded in the consolidated financial statements. For other pending or threatened lawsuits, due to the early stage of the litigation management has not yet concluded whether it is at least reasonably possible that the Company will incur a loss upon resolution.
     The Company has employment and severance agreements with certain employees which require payments by the Company upon the occurrence of certain events.
(18) Business Segments
     The Company’s business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain, the Republic of Ireland, Puerto Rico, Chile, Colombia, Peru, Greece, Poland, and Switzerland. Revenues attributable to foreign operations were less than 10% of consolidated revenues for each of fiscal years 2006, 2005 and 2004. In 2006, the United Kingdom and Canada account for 24.9% and 38.9% of total foreign revenues, respectively.

A summary of information about the Company’s foreign and domestic continuing operations is as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Total revenues, excluding reimbursement of management contract expenses:
Domestic	$602,668	$626,054	$634,807
Foreign	38,885	26,711	48,141

Consolidated	$641,553	$652,765	$682,948

Operating earnings:
Domestic	$80,355	$90,955	$42,937
Foreign	(12,416)	(20,043)	7,644

Consolidated	$67,939	$70,912	$50,581

Earnings (loss) from continuing operations before minority interest, and income taxes
Domestic	$67,111	$81,864	$28,350
Foreign	(13,580)	(21,572)	3,851

Consolidated	$53,531	$60,292	$32,201

Identifiable assets:
Domestic	$744,074	$821,663
Foreign	44,296	46,151

Consolidated	$788,370	$867,814

     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following is a summary of revenues (excluding reimbursement of management contract expenses) and operating earnings (loss) by segment for the years ended September 30, 2006, 2005 and 2004 (in thousands) and identifiable assets as of September 30, 2006 and 2005. During fiscal year 2006, the Company realigned certain locations among segments. All prior years’ segment data has been reclassified to conform to the new segment alignment.

	Year Ended September 30,
	2006	2005	2004
Revenues (a):
Segment One	$62,439	$65,716	$70,703
Segment Two	97,493	98,585	104,462
Segment Three	107,855	107,818	107,095
Segment Four	235,186	241,857	243,489
Segment Five	71,388	74,092	76,633
Segment Six	17,633	17,707	17,382
Segment Seven	40,549	37,816	43,552
Other	9,010	9,174	19,632

Total revenues	$641,553	$652,765	$682,948

Operating earnings (loss):
Segment One	$5,032	$2,800	$5,045
Segment Two	6,496	3,010	2,671
Segment Three	13,536	4,697	4,455
Segment Four	13,637	51,464	3,276
Segment Five	11,508	10,254	10,411
Segment Six	3,811	3,517	3,246
Segment Seven	37	(7,534)	5,439
Other	13,882	2,704	16,038

Total operating earnings (loss)	$67,939	$70,912	$50,581

	September 30,
	2006	2005
Identifiable assets:
Segment One	$20,878	$18,666
Segment Two	42,533	45,626
Segment Three	74,218	56,120
Segment Four	305,061	312,329
Segment Five	27,566	29,961
Segment Six	12,221	13,707
Segment Seven	43,129	49,095
Other	262,764	342,310

Total assets	$788,370	$867,814

(a)– Excludes reimbursement of management contract expenses.
Segment One encompasses the Midwestern region of the United States. It also includes Canada.
Segment Two encompasses the southeastern region of the United States to include Washington DC and Baltimore. It also includes the Mid Atlantic region including Pennsylvania and Western New York.
Segment Three encompasses Nashville, TN, Noxville, TN, Memphis, TN, Nebraska, Colorado, Missouri, and the western region of the United States.
Segment Four encompasses the northeastern region of the United States to include New York City, New Jersey, and Boston.
Segment Five encompasses Florida, Alabama, parts of Tennessee and the southeastern region of the United States to include the Gulf Coast region and Texas.
Segment Six encompasses the USA Parking acquisition.
Segment Seven encompasses Miami, FL, Europe, Puerto Rico, Central and South America.
Other encompasses the home office, eliminations, owned real estate and certain partnerships.
(19) Subsequent Event
     In October 2006, the Company sold its operations in Poland, which has been included in discontinued operations. The financial impact of the sale of Poland is not significant to the Company. The Company received $0.3 million from the sale of Poland.
     On November 28, 2006, the Company announced that it has retained The Blackstone Group L.P. as its financial advisor to assist the Company in exploring strategic alternatives to enhance stockholder value.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.
(b) Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting included those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on management’s assessment and those criteria, management believes that, as of September 30, 2006, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report begins below.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Central Parking Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)) that Central Parking Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 14, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in accounting for share-based payments in fiscal 2006.
/s/ KPMG LLP
Nashville, Tennessee
December 14, 2006

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
(b)	(3) Exhibits
     The exhibits are listed in the Index to Exhibits which appears immediately following the signature page.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts

Amounts in thousands		Additions
	Balance at	Charged (Credited) to	Charged to		Balance at
	Beginning of	Costs and	Other	(Deductions)	End of
Description	Period	Expenses	Accounts	Recoveries	Period
Allowance for Doubtful Accounts and Notes Receivable
Year ended September 30, 2004	$3,720	959	—	(1,473)	$3,206
Year ended September 30, 2005	3,206	8,854	—	(1,792)	10,268
Year ended September 30, 2006	10,268	(1,951)	—	(5,406)	2,911

Deferred Tax Valuation Account
Year ended September 30, 2004	$5,497	—	—	—	$5,497
Year ended September 30, 2005	5,497	6,597	—	—	12,094
Year ended September 30, 2006	12,094	4,584	—	—	16,678
See accompanying report of Independent Registered Public Accounting Firm.
CENTRAL PARKING CORPORATION and SUBSIDIARIES
Schedule IV — Mortgage Loans on Real Estate
September 30, 2006

Principal Amount
		Final	Periodic		Face	Carrying	of Loans Subject
	Interest	Maturity	Payment	Prior	Amount of	Amount of	to Delinquent
Description	Rate	Date	Terms	Liens	Mortgage	Mortgage	Principal or Interest
Mortgage note secured by parking garages	1-month LIBOR + 1.625%	2/28/08	Monthly interest only with balance of $12,681,698 due at maturity	None	$12,681,698	$12,681,698 at September 30, 2006	None
See accompanying report of Independent Registered Public Accounting Firm.

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL PARKING CORPORATION
Date: December 14, 2006	By:	/s/ Jeff Heavrin
Jeff Heavrin
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Monroe J. Carell, Jr. Monroe J. Carell, Jr.	Chairman, Director	December 14, 2006
/s/ Emanuel Eads Emanuel Eads	President and Chief Executive Officer, Director	December 14, 2006
/s/ Jeff Heavrin Jeff Heavrin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	December 14, 2006
/s/ Claude Blankenship Claude Blankenship	Director	December 14, 2006
/s/ Lewis Katz Lewis Katz	Director	December 14, 2006
/s/ Edward G. Nelson Edward G. Nelson	Director	December 14, 2006
/s/ Owen Shell, Jr Owen Shell, Jr.	Director	December 14, 2006
/s/ William Smith William Smith	Director	December 14, 2006
/s/ Ray Baker Ray Baker	Director	December 14, 2006
/s/ Kathryn Brown Kathryn Brown	Director	December 14, 2006

Exhibit Index

Exhibit
Number	Document
2	Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

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

Exhibit
Number	Document
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

(p) Amendment No. 1 effective June 1, 2005, to the 2003 Employment Agreement between the Company and Jeff Heavrin. (Incorporated by reference to Exhibit 10.1 (p) to the Company’s Report on form 10-K for year ended Septebmer 2005)

(q) Emanuel Eads Employment Agreement dated as of August 2, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for period ended December 31, 2005)

(r) Form of Senior Executive Employment Agreement (Incorporated by reference to Exhibit 10.1(t) to the Company’s Annual Report on Form 10-K filed on December 24, 2003)

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

10.13	Lease Agreement dated as of October 6, 1995, by and between The Carell Family LLC and Central Parking

Exhibit
Number	Document
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

Exhibit
Number	Document
10.28
Waiver Agreement dated October 12, 2005 by and between the Company and Central Parking System, Inc., Allright Corporation, Kinney System Inc., CPS Finance, Inc., and Central Parking System of Tennessee, Inc., and certain subsidiaries of the Company and a group of lenders having Bank of America, N.A. as their administrative agent (the "Lenders"). (Incorporated by reference to Exhibit 10.28 of the Company's Report on Form 10-K for the period ended September 30, 2005)

10.29	Fifth Amendment to Credit Agreement dated as of April 7, 2006, by Bank of America, N. A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 10,2006)

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of KPMG LLP (filed herewith).

31.1	Certification of Emanuel Eads pursuant to Rule 13a-14(a).

31.2	Certification of Jeff Heavrin pursuant to Rule 13a-14(a).

32.1	Certification of Emanuel Eads pursuant to Section 1350.

32.2	Certification of Jeff Heavrin pursuant to Section 1350.