Form 10-K/A
period 2006-09-30
CENTRAL PARKING CORP
filed 2007-01-29
CIK 949298

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at December 31, 2006

Common Stock, $0.01 par value	32,192,211
DOCUMENTS INCORPORATED BY REFERENCE
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
SIGNATURES
Exhibit Index
Ex-10.1(K) James H. Bond Performance Unit Agreement
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

PART III
Item 10. Directors and Executive Officers of the Registrant
The following table sets forth, as of December 31, 2006, the Company’s directors:

	Director	Positions with Company, Directorships and Business
Name and Age	Since	Experience for Last Five Years
Monroe J. Carell, Jr., 75	1979	Executive Chairman of the Board of Directors of the Company since August 2005. Mr. Carell served as Chairman of the Board of Directors from 1979 until being named Executive Chairman in August 2005. Mr. Carell also served as Chief Executive Officer from 1979 until April 2001 and from May 2003 to August 2005. Mr. Carell has served as a trustee of Vanderbilt University since 1991 and is a life member of the Urban Land Institute.

Raymond T. Baker, 57	2004	Partner, Gold Crown Management Company, a real estate asset management company, from 1974 to present. Mr. Baker is the founder and has served as Co-Director of the Gold Crown Foundation since 1986. He is a member of the Board of Directors of Alpine Banks of Colorado. Mr. Baker also serves on the Steele Street Bank Board of Directors and Land Title Guarantee Board of Directors. Mr. Baker is currently serving as Chairman of the Board of the Denver Metropolitan Major League Baseball Stadium District; Chairman of the Board of the Metropolitan Football Stadium District (Denver); Chairman of the Colorado Commission on Higher Education and the Colorado Commission on Higher Education Capital Development Committee.

Claude Blankenship, 66	2006	Executive Managing Partner, Blankenship CPA Group, a firm that provides audit, tax, accounting and business consulting services, since September 1992. Mr. Blankenship is a member of the American Institute of Certified Public Accountants (AICPA) and serves on the AICPA Executive Committee for Private Companies Practice Section. He is also a member and past president of the Tennessee Society of Certified Public Accountants. Mr. Blankenship currently serves on the Board of Directors of Faith Family Clinic and the Family Foundation.

Kathryn Carell Brown, 44	2004	Mrs. Brown was employed in various corporate staff positions with the Company from 1985 through 1996. She served as Project Manager for Herbert and Company, a residential construction company, from February 1998 until December 2000. Mrs. Brown currently serves as Vice Chairman of the Tennessee Repertory Theater and a member of the Board of Trustees of The Ensworth School. Mrs. Brown is the daughter of Monroe J. Carell, Jr., Executive Chairman of the Board of Directors of the Company.

Emanuel J. Eads, 55	2006	President and Chief Executive Officer since August 2005. Mr. Eads served as President and Chief Operating Officer from May 2003 to August 2005. He served as President – Business Development from October 2001 until his appointment as President and Chief Operating Officer. Prior to October 2001, Mr. Eads served as Executive Vice President, a position he assumed in August 1998. Employed by the Company since 1974, Mr. Eads previously served in a variety of positions of increasing responsibility including Senior Vice President, Regional Manager and General Manager.

Lewis Katz, 65	1998	Mr. Katz serves as Governor of the New Jersey Nets, a National Basketball Association franchise. He served as the Chief Executive Officer of Kinney System Holding Corp., a parking services company, from November 1990 until the Company acquired Kinney in February 1998.

	Director	Positions with Company, Directorships and Business
Name and Age	Since	Experience for Last Five Years
Edward G. Nelson, 75	1993	Mr. Nelson formed Nelson Capital Corp., a merchant banking firm, in 1985, and has served as Chairman and President since its organization. Mr. Nelson serves as a director of Bucyrus International, Inc., a manufacturer of surface mining equipment, Ohio Steel Forge, a subsidiary of Daido Steel of Japan and Evolved Digital Solutions, a radiology management company. Mr. Nelson also serves as a trustee of Vanderbilt University and is Honorary Consul General of Japan.

Owen G. Shell, Jr., 70	2004	Mr. Shell is a private investor. He served as President of the Asset Management Group of Bank of America Corporation from November 1996 until June 2001. From 1986 until 1996, Mr. Shell served as President of Bank of America/Tennessee and Chairman of the Commercial Corporate Forum for Bank of America Corporation. He has served as a director of LifePoint Hospitals, Inc. since December 2002 and currently serves as Chairman of the Board.

William B. Smith, 63	2004	Mr. Smith has served as an Advisory Director of Morgan Stanley & Co. Incorporated, a financial services firm, since July 2000. From May 1997 until July 2000, Mr. Smith served as Managing Director of Morgan Stanley, head of Morgan Stanley Realty and a member of the Investment Banking Department. He joined Dean Witter Discover, which merged with Morgan Stanley in May 1997, in 1982. Mr. Smith has served as a director of Pulte Homes, Inc., a real estate home building company, since March 2001.
The following table sets forth, as of December 31, 2006, the Company’s Executive Officers:

	Year of	Positions With The Company And Business
Name & Age	Employment	Experience For The Last Five Years
Monroe J. Carell, Jr., 75	1967	See description above.

Emanuel J. Eads, 55	1974	See description above.

James H. Bond, 64	1971	President — International Operations since October 2001. Mr. Bond was also named Executive Vice President – Strategic Initiatives in April 2006. Mr. Bond has been employed by the Company since 1971 in a variety of positions and served as President and Chief Operating Officer until October 2001.

William H. Bodenhamer, 54	2001	President of the Company’s USA Parking subsidiary, which was acquired by the Company in October 2001. Mr. Bodenhamer founded USA Parking in 1980 and has served as its president since that time. USA Parking provides valet parking and transportation services primarily to the hospitality industry.

Robert Cizek, 42	1990	Senior Vice President since May 2000. Mr. Cizek is responsible for the Company’s operations in the Southeast and Texas. He served as a regional manager for the Company from March 1995 until his appointment as Senior Vice President. Prior to March 1995, Mr. Cizek served as a general manager and operations manager for the Company.

Jeff Heavrin, 45	2002	Senior Vice President and Chief Financial Officer since June 2005. Mr. Heavrin served as Vice President and Controller of the Company from December 2002 to June 2005 and served as

	Year of	Positions With The Company And Business
Name & Age	Employment	Experience For The Last Five Years
		interim Chief Financial Officer from March to June 2005. Prior to joining the Company, Mr. Heavrin served as Controller of Service Merchandise, a retailer, from December 1998 to December 2002. Prior to December 1998, he held positions of increasing responsibility with Deloitte Touche. Mr. Heavrin is a Certified Public Accountant.

Donald N. Holmes, 56	2002	Senior Vice President — Human Resources since January 2002. From 1990 to 2001, Mr. Holmes held positions of increasing responsibility in human resources with CSX Transportation, including Assistant Vice President, Human Resources — Operations. He previously held various human resources positions with SmithKline Beecham Corporation.

Alan J. Kahn, 46	1982	Senior Vice President responsible for the Company’s operations in the Midwest and Canada. Mr. Kahn was named Senior Vice President in April 1996 and served as Executive Vice President from August 2005 to August 2006. He previously served in various other positions with the Company, including general and regional manager. Mr. Kahn serves on the Executive Committee of the National Parking Association and is Secretary of the association.

Gregory D. Maxey, 49	1979	Senior Vice President responsible for the Company’s operations in the Mid-Atlantic region and portions of the Southeast since December 2002. Mr. Maxey served as Managing Director of the Company’s European operations from 1999 until appointed to his current position. From 1995 to 1999, he served as International Marketing Director for the Company. He previously served in a variety of other positions with the Company including regional and general manager.

Benjamin F. Parrish, Jr., 50	1998	Senior Vice President and General Counsel since August 1998. From 1993 to 1998, Mr. Parrish served as Senior Vice President and General Counsel of Smith & Nephew, Inc., a medical products company.

William R. Porter, 52	1996	Senior Vice President — Acquisitions since November 1996. From 1991 to 1996, Mr. Porter served as Executive Vice President — Marketing for Ace Parking, a parking management company.

Gregory J. Stormberg, 44	1996	Executive Vice President since August 2005. Mr. Stormberg served as Senior Vice President from October 2002 to August 2005. He is responsible for the Company’s operations in the Northeast, Southwest, Southeast and the West Coast. From February 1997 until his appointment as Senior Vice President, Mr. Stormberg served as Vice President/Regional Manager of the Company’s operations in Texas and portions of the Southwest.
Section 16(A) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of the registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The SEC requires public companies to disclose in their proxy statements whether persons required to make such filings missed or made late filings. During fiscal 2006, all such filings and disclosure requirements were met within the time allowed for all persons subject to Section 16(a) except that Mr. Porter was late in filing one Form 4.
Code Of Ethics
     The Company has adopted a code of ethics as part of its corporate compliance program. The code of ethics applies to all of the Company’s officers and employees, including its chief executive officer, chief financial officer and controller. The code is posted on the investor’s page of the Company’s website at www.parking.com. In addition, copies of the Company’s code of ethics may be obtained without charge upon request to Kate Leahy, Central Parking Corporation Human Resources Department, 2401 21st Avenue South, Nashville, Tennessee 37212; (615) 297-4255; or via e-mail to kleahy@parking.com. Any amendments to, or waivers from, this code of ethics will be posted on our website.
Board of Directors and Corporate Governance
     During Central Parking’s fiscal year ended September 30, 2006 (“fiscal 2006”), the Board held four meetings. The Board frequently meets in Executive Session, from which all employees of the Company, except the Executive Chairman, are excluded. Matters relating to compensation, succession planning and other more sensitive areas are discussed at these sessions. The Board also meets regularly in Executive Session without the Executive Chairman. The presiding director solicits topics for discussion from the other directors and provides feedback from the Executive Session to the Chief Executive Officer and the General Counsel. The presiding director is chosen annually by a majority vote of the non-executive directors. The current presiding director is Ed Nelson. The Board has adopted Corporate Governance Guidelines, a current copy of which is available on the Company’s website, www.parking.com. In addition, copies of the Corporate Governance Guidelines may be obtained without charge upon request to Kate Leahy, Central Parking Corporation Human Resources Department, 2401 21st Avenue South, Nashville, Tennessee 37212; (615) 297-4255; or via e-mail to kleahy@parking.com.
Committees of the Board of Directors
     The Board has the following committees: Audit, Compensation and Nominating/Corporate Governance. During fiscal 2006, the Audit Committee held 11 meetings, the Compensation Committee held three meetings and the Nominating/Corporate Governance Committee held two meetings. During fiscal 2006, all of the current directors of Central Parking attended at least 75% of the aggregate number of meetings of the Board and the respective committees of the Board on which they served.
     The Compensation Committee, which is comprised of Messrs. Baker, Blankenship and Shell, is responsible for reviewing and recommending the appropriate compensation and benefits of officers of Central Parking, administering Central Parking’s 2006 Long-Term Incentive Plan and overseeing Central Parking’s various other compensation and benefit plans. The Compensation Committee has a written charter, a current copy of which is available on the Company’s website, www.parking.com. In addition, copies of the

Compensation Committee Charter may be obtained without charge upon request to Kate Leahy, Central Parking Corporation Human Resources Department, 2401 21st Avenue South, Nashville, Tennessee 37212; (615) 297-4255; or via e-mail to kleahy@parking.com.
     The Audit Committee, which is comprised of Messrs. Nelson, Blankenship and Smith, is responsible for overseeing the auditing procedures and financial reporting of Central Parking, reviewing the scope of Central Parking’s annual audit and the fees charged by Central Parking’s independent registered public accounting firm, receiving, reviewing and accepting the reports of Central Parking’s independent registered public accounting firm, and overseeing Central Parking’s systems of internal accounting and management controls. The Audit Committee has a written charter, a current copy of which is available on the Company’s website, www.parking.com. In addition, copies of the Audit Committee Charter may be obtained without charge upon request to Kate Leahy, Central Parking Corporation Human Resources Department, 2401 21st Avenue South, Nashville, Tennessee 37212; (615) 297-4255; or via e-mail to kleahy@parking.com. The Board of Directors, in its business judgment, has determined that all members of the Audit Committee are “independent” directors, qualified to serve on the Audit Committee pursuant to Sections 303.01(B)(2)(a) and (3) of the New York Stock Exchange’s listing standards. Claude Blankenship has been designated as the financial expert within the meaning of the New York Stock Exchange’s listing standards.
     The Nominating/Corporate Governance Committee, which is responsible for identifying and recommending to the Board nominees for director and for providing guidance to the Board on corporate governance issues, is comprised of Messrs. Shell, Baker and Nelson. The Nominating/Corporate Governance Committee will solicit recommendations for nominees from persons whom the committee believes are likely to be familiar with qualified candidates, including members of the Board and senior management. The Nominating/Corporate Governance Committee may also engage a search firm to assist in identifying qualified candidates. The Nominating/Corporate Governance Committee evaluates potential nominees by examining, among other things, their qualifications, background information, references and relevant experience and selects individuals who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment throughout their careers and who will be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the shareholders.
     The Nominating/Corporate Governance Committee will consider nominees for director recommended by shareholders if they are submitted in writing to the Corporate Secretary not later than the 120th calendar day before the date the Company’s proxy statement was released to shareholders in connection with the previous year’s annual meeting. Such written recommendation from shareholders must set forth the names of such nominees and all supporting information relating to such persons, including their qualifications for service as a director of the Company (including, without limitation, such person’s written consent to being named in the proxy statement as a nominee and to serve as a director if elected). All nominees properly submitted to the Secretary will be evaluated and considered by the members of the Nominating/Corporate Governance Committee using the same criteria as nominees identified by the Nominating/Corporate Governance Committee itself. The Board has determined that each member of the Nominating/Corporate Governance Committee is independent as defined in the New York Stock Exchange listing standards. The Nominating/Corporate Governance Committee has a written charter, a current copy of which is available on the Company’s website, www.parking.com. In addition, copies of the Nominating/Corporate Governance Committee Charter may be obtained without charge upon request to Kate Leahy, Central Parking Corporation Human Resources Department, 2401 21st Avenue South, Nashville, Tennessee 37212; (615) 297-4255; or via e-mail to kleahy@parking.com
Shareholder Communication with the Board
     Shareholders and other constituencies may communicate with the Board or individual members of the Board by addressing written correspondence to Central Parking Corporation, 2401 21st Avenue South, Suite 200, Nashville, Tennessee 37212, attention: Senior Vice President and General Counsel, or by sending an e-mail to bparrish@parking.com. Inquiries sent by mail will be reviewed by the Company’s General Counsel and if they are relevant to, and consistent with, the Company’s operations, policies and philosophies, they will be forwarded to the Audit Committee. This committee will monitor the correspondence and bring any significant issues to the attention of the appropriate members of the Board.
Director Attendance at Annual Meeting
     Central Parking strongly encourages, but does not require, its board members to attend the Annual Shareholders Meeting. Last year, all of our directors attended the 2006 Annual Shareholders Meeting.
Item 11. Executive Compensation
     The following table summarizes information concerning cash and non-cash compensation paid to or accrued for the benefit of the person who served as Central Parking’s Chief Executive Officer and the persons who were the four other most highly compensated executive officers during fiscal 2006 (the “Named Executive Officers”) for all services rendered in all capacities to Central Parking for the fiscal years indicated.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
				Other		Securities
				Annual	Restricted	Underlying	All Other
Name and				Compen-	Stock	Options/	Compen-
Principal Position	Year	Salary($)(1)	Bonus($)(1)	sation($)(2)	Awards($)	SARs(#)(3)	sation($)(4)
Emanuel J. Eads	2006	559,138	435,236	—	—	300,000	8,800
President and Chief	2005	466,795	150,358	—	—	—	8,200
Executive Officer (5)	2004	448,767	125,000			23,000	8,200
Monroe J. Carell, Jr.	2006	693,249	—	—	—	—	17,054	(7)
Executive Chairman (6)	2005	525,591	123,020	—	—	—	15,619	(8)
	2004	543,906	137,500	33,994	—	23,000	21,202	(9)
Gregory J. Stormberg	2006	381,865	360,000	—	—	—	9,867
Executive Vice	2005	300,329	300,000	—	—	—	82,219	(10)
President	2004	299,178	225,000	—	—	23,000	8,200
James H. Bond	2006	448,768	243,504	—	—	—	8,800
President —	2005	448,768	41,007	—	—	—	8,200
International	2004	448,768	118,500	—	—	23,000	8,000
Operations
Alan Kahn	2006	361,634	277,654	—	—	—	8,800
Senior Vice	2005	310,685	142,642	7,132	—	—	8,200
President	2004	299,178	211,368	10,568	—	23,000	8,200

(1)	Includes amounts deferred under the Company’s Profit Sharing and 401(k) Savings Plan and Deferred Stock Unit Plan.

(2)	Except as otherwise noted, these amounts represent the dollar value as of the end of each fiscal year of premium shares awarded each year under the Company’s Deferred Stock Unit Plan. The premium units vest ratably over a four-year period from the date of grant.

(3)	These amounts represent the number of shares subject to options granted each year under the Company’s 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel. No stock appreciation rights were granted under this plan.

(4)	These amounts include contributions by the Company to the Company’s Profit Sharing and 401(k) Savings Plan, and miscellaneous compensation.

(5)	Named President and Chief Executive Officer on August 2, 2005. Served as President and Chief Operating Officer from May 2003 to August 2, 2005.

(6)	Named Executive Chairman on August 2, 2005. Served as Chairman and Chief Executive Officer from May 2003 to August 2, 2005.

(7)	Includes $8,254 in insurance premiums.

(8)	Includes $7,419 in insurance premiums.

(9)	Includes $13,002 in insurance premiums.

(10)	Includes relocation expenses of $74,019.
Option Grants
     The following table reflects certain information with respect to options to acquire shares of Central Parking’s Common Stock granted under Central Parking’s 2006 Long-Term Incentive Plan to the Named Executive Officers during the fiscal year ended September 30, 2006. No stock appreciation rights were granted.

Option/SAR Grants in Last Fiscal Year

					Potential
	Individual Grants				Realizable
		Percent of			Value at Assumed
	Number of	Total			Annual Rates of
	Securities	Options/SARS	Exercise		Stock Price
	Underlying	Granted to	Base		Appreciation for
	Options/SARs	Employees in	Price	Expiration	Option Term(1)
Name	Granted(#)	Fiscal Year	($/sh)	Date	5%($)	10%($)
Monroe J. Carell, Jr.	—	0.00%	—	—	—	—

Emanuel J. Eads	75,000	25%	14.405	6/12/2009	170,294	357,604

	75,000	25%	14.405	6/12/2012	367,431	833,575

	75,000	25%	14.405	6/12/2015	595,641	1,467,093

	75,000	25%	14.405	6/12/2016	679,442	1,721,840

Total Eads	300,000	100%	—	—	—	—

Gregory J. Stormberg	—	0.00%	—	—	—	—

James H. Bond	—	0.00%	—	—	—	—

William H. Bodenhamer	—	0.00%	—	—	—	—

Alan Kahn	—	0.00%	—	—	—	—

(1)	The dollar amounts under these columns result from calculations assuming 5% and 10% annual growth rates as set by the Securities and Exchange Commission and are not intended to forecast future appreciation of Central Parking Common Stock.
Option Exercises and Values
     The table below provides information with respect to exercises of options by the Named Executive Officers during the fiscal year ended September 30, 2006 under Central Parking’s Key Personnel Plan and the year-end value of unexercised options. Central Parking has granted no stock appreciation rights.
Aggregated Option/SAR Exercises in the Last Fiscal Year
and Period-End Option/SAR Values

Value of Unexercised
			Number of Securities	In-the-Money
			Underlying Unexercised	Options/SARs at
			Options/SARs at	Fiscal Year-
	Shares		Fiscal Year-End(#)	End($)(1)
	Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise(#)	Realized($)	Unexercisable	Unexercisable
Monroe J. Carell, Jr.	—	—	224,457/6,250	376,658/23,563
Emanuel J. Eads	—	—	256,000/306,250	188,408/652,063
James H. Bond	—	—	270,750/6,250	188,408/23,563
Gregory J. Stormberg	—	—	93,875/6,250	131,353/23,563
William H. Bodenhamer	—	—	121,750/6,250	163,308/23,563
Alan Kahn	9,000	$58,500	186,000/6,250	150,758/23,563

(1)	This amount represents the aggregate number of options multiplied by the difference between $16.50 the fair market value of Central Parking Common Stock at September 30, 2006, and the exercise price for each option.

Equity Compensation Plan Information
     The following table provides information about the Company’s equity compensation plans in effect at September 30, 2006, aggregated for two categories of plans: those approved by shareholders and those not approved by shareholders.
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of Securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Employee stock purchase plan	—	—	254,969
Stock option plan – key/ Restricted stock plan (1)	3,307,395	17.86	—
Stock option plan – directors (1)	77,500	29.79	—
Deferred stock unit plan	147,488	18.65	217,818
2006 omnibus plan	300,000	14.41	1,186,000

Total-Plans approved by security holders	3,832,383	17.86	1,658,787

Total-Plans not approved by security holders	none	—	—

Total all plans	3,832,383	17.86	1,658,787

(1)	Plan has expired, so no securities remain available under this plan.
Employment Agreements
     Central Parking has entered into employment agreements with Messrs. Carell, Eads, Stormberg, Bond, Kahn and other senior executives that provide for base salary and annual performance-based bonus payments (see Summary Compensation Table for base salaries and amounts of bonus payments). These employment agreements generally are for a term of one year but automatically renew for additional one-year periods unless notice is provided at least thirty days prior to the end of the term. The agreements may be terminated by the executive upon 30 days’ written notice or may be terminated by the Company by complying with the severance provisions provided in the agreement except in the case of a termination for cause, in which case the executive is not entitled to severance. These agreements provide that in the event an executive is terminated without cause (and such termination does not occur within two years following a change in control) or the executive terminates his employment due to a constructive termination, the executive would receive one year of base salary, bonus and welfare benefits, except in the case of Messrs. Carell and Eads, who would receive two years of base salary, bonus and welfare benefits. Terminated executives would also receive outplacement assistance with a value of up to $25,000. These agreements, other than Mr.

Carell’s agreement (Mr. Carell’s non-compete obligations are described below), provide that the executive is subject to a non-competition covenant for 12 months following termination of employment and non-solicitation covenants for 24 months following termination except in the case of a termination following a change in control, in which case the non-competition and non-solicitation covenants are waived.
     These employment agreements further provide generally that in the event of a termination without cause or a termination by the executive for good reason within two years following a change in control, most senior executives (except as set forth below) would receive severance equal to two times base and bonus plus two years of benefits. Messrs. Carell, Eads and Bond, and certain corporate staff executives, would receive three times base and bonus plus three years of benefits in the event of a termination without cause or a constructive discharge within two years following a change in control. Unvested stock options and deferred stock units would vest immediately upon a change in control. The arrangements also include an excise tax gross-up provision. A change in control is defined to include (i) the acquisition of 30% or more of the outstanding stock of the Company other than through acquisitions by the Company, a subsidiary, an employee benefit plan of the Company, or Monroe Carell or family members or related entities; (ii) a change in the majority of the Board; (iii) consummation of a merger, consolidation, or reorganization, unless following such transaction the shareholders prior to the transaction continue to own more than 70% of the outstanding shares, Board members prior to the transaction continue to constitute a majority of the Board and no person or control group owns more than 30% of the stock (other than Mr. Carell, family members or related entities); or (iv) consummation of the sale of all or substantially all of the Company’s assets or the adoption of a plan of liquidation.
     The employment agreements generally define “Termination for Cause” as (i) executive’s embezzlement, intentional mishandling of Company funds or theft or fraud with respect to the business or affairs of the Company; (ii) executive’s conviction of a felony or other crime involving moral turpitude which adversely affects executive’s job-related responsibilities; (iii) a violation by executive of the non-competition and non-solicitation covenants in the agreement; and (iv) executive’s deliberate and willful continuing refusal to substantially perform the duties and obligations of his position. “Constructive Discharge” is defined as termination of executive’s employment due to a failure of the Company to fulfill its obligations under the agreement in any respect, including (i) any reduction in executive’s base salary or annual incentive award or any other Company incentive plan target other than reductions not to exceed 25% applicable to all executive officers of the Company; (ii) substantial reduction of benefits or (iii) the reduction in the title, authority and/or duties of the executive.
     On December 14, 2004, the Company entered into an Employment Agreement and a Revised Deferred Compensation Agreement with Monroe Carell. The Employment Agreement and the Revised Deferred Compensation Agreement were negotiated in connection with Mr. Carell’s return to the Company as chief executive officer. The Employment Agreement is described above. The Revised Deferred Compensation Agreement replaced the prior deferred compensation agreement between Mr. Carell and the Company dated October 1, 1988, as amended. The Revised Deferred Compensation agreement provides that Mr. Carell is subject to non-competition and non-solicitation covenants during any period payments are made under the agreement, including periods following termination of employment, and for 12 months following the acceleration of amounts payable to Mr. Carell under the agreement upon a change in control (as described below). Following the termination of his employment, for any reason other than death, the Revised Deferred Compensation Agreement entitles Mr. Carell to annual payments of $500,000 until his death and, in the event his wife survives him, she is entitled to annual payments of $500,000 until her death. The agreement further provides that in the event of a change in control the annual payments shall cease, and the Company shall make a lump sum payment to Mr. Carell equal to the then actuarial value of the foregoing annual payments payable under this agreement. Mr. Carell also agrees to provide consulting services to the Company following the termination of his employment. In addition, the agreement provides that if Mr. Carell ceases to serve as the chief executive officer, he shall be entitled to annual payments of $300,000 until the later of (i) the date he ceases to serve as non-employee chairman of the Company’s board of directors or (ii) the date five years following the first payment; provided such payments shall cease if Mr. Carell breaches the non-competition or non-solicitation provisions. The arrangements also include an excise tax gross-up provision. On October 26, 2006, the Company entered into an amendment to the Employment Agreement with Mr. Carell. The purpose of the amendment was to avoid the imposition of taxes on certain payments to Mr. Carell pursuant to Section 409A of the Internal Revenue Code.
     The Revised Deferred Compensation Agreement was amended on October 27, 2005, to clarify the Company’s obligations under the agreement to provide health insurance coverage following termination of employment for Mr. Carell and his wife. Under the amended agreement, Mr. Carell agreed to procure Medicare supplemental insurance coverage that provides substantially the same level of benefits as the Company’s plan. The Company will reimburse Mr. Carell for the costs of such coverage for Mr. Carell and his wife. In the event of a change in control, the Company will pay Mr. Carell or his widow a lump sum payment equal to the actuarial value of the amounts payable by the Company for such coverage. On May 30, 2006, the Revised Deferred Compensation Agreement was amended to provide that all payments required to be paid to Mr. Carell on or after January 1, 2007 under Section 2.1 and 2.2 of the agreement (which include the annual payments of $500,000 to Mr. Carell or his wife described above), shall be paid in a lump sum equal to the then actuarial value of the payments. This amendment also provides that the Company’s obligation under Section 3 of the agreement to pay annual payments of $300,000 ($25,000 per month) following Mr. Carell’s cessation to serve as chief executive officer are currently being satisfied through the payment from the Company for his services as Executive Chairman. These payments of $25,000 per month will resume on the first day of the month immediately following the last month in which Monroe is an employee of the Company and continue for the remaining period he is entitled to receive such payments under Section 3. In addition, the amendment provides that the actuarial value of the cost of the insurance coverage for Mr. Carell and his wife described above will be paid in a lump sum on the date that the payment is made under Section 2.1 and 2.2 of the agreement.
     Under the terms of a Performance Unit Agreement dated as of June 26, 1986, as amended, between Mr. Bond and the Company, Mr. Bond was issued 267,750 shares of Common Stock under the Company’s 1995 Restricted Stock Plan, together with the right to receive additional shares of restricted Common Stock in an amount determined by a formula based upon the Company’s performance. Pursuant to amendments to the Performance Unit Agreement effective May 31, 2001, and September 30, 2001, the restricted shares were placed in an irrevocable trust and are distributable to Mr. Bond upon termination of his employment with the Company for any reason. The market value of the restricted shares was $4,417,875 on September 30, 2006.
Director Compensation
     Non-employee directors of Central Parking receive an annual retainer of $20,000, a meeting fee of $4,000 for each Board of Directors meeting attended, a meeting fee of $2,500 for each committee meeting attended in person, $1,500 for each committee meeting attended by phone and an annual grant of 2,000 shares of restricted stock. Committee chairpersons also receive an annual retainer of $5,000. Directors who are employees of Central Parking or its affiliates do not receive additional compensation for services as a director of Central Parking. All directors are reimbursed for actual expenses incurred in connection with attending meetings.
Compensation Pursuant to Plans
1995 Incentive and Nonqualified Stock Option Plan for Key Personnel
     Under the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel (the “Key Personnel Plan”), options to purchase an aggregate of 7,317,500 shares of Common Stock were authorized for grant to directors, officers, and other key employees, consultants and advisors of Central Parking and its subsidiaries. The Key Personnel Plan is administered by the Board of Directors, which determines the vesting period and other terms of the options granted under the plan. Options granted under the plan have various vesting periods, generally ranging from one year to nine years after the date of the grant and expire on the tenth anniversary of their grant. The vesting of certain options may be accelerated if the Company achieves certain earnings targets or stock price targets. The plan provides that the exercise price of an option must not be less than the fair market value of the Common Stock on the trading day next preceding the date of grant. Vested options generally are exercisable for a period of three months after termination of employment. In the event of a merger or consolidation in which the Company is not the surviving corporation and the options are not assumed or substituted by the surviving corporation, all options will become exercisable immediately prior to such merger or consolidation. As of September 30, 2006, 12 executive officers (two of whom are directors) and approximately 295 key employees held options to purchase a total of 3,307,395 shares under the Key Personnel Plan. No new grants may be made under the Key Personnel Plan after August 2005.
1995 Restricted Stock Plan
     In August 1995, Central Parking’s Board of Directors and shareholders adopted the Restricted Stock Plan under which restricted shares of Common Stock were available for grant to directors, officers and other key employees and consultants of Central Parking and its subsidiaries. The plan is administered by the Board of Directors or a committee designated by the Board, which has the authority to select participants, make stock awards, determine the size and terms of stock awards (subject to the terms of the plan) and to make other determinations with respect to the plan. A participant vests in shares awarded under the plan in accordance with the vesting schedule determined by the Board (or the committee designated by the Board to administer the plan), except that a participant vests fully in any shares awarded under the plan in the event of a change of control, as defined in the plan. As of September 30, 2006, one executive officer and ten non-employee directors held a total of 282,409 shares issued under the Restricted Stock Plan. The Restricted Stock Plan allows for the issuance of up to 7,317,500 shares of Common Stock, in the aggregate, when taken together with shares available for grant under the Key Personnel Plan. A total of 330,463 shares have been issued under the Restricted Stock Plan since inception of the plan. No new grants may be made under the Restricted Stock Plan after August 2005.
1996 Employee Stock Purchase Plan
     The Company maintains an employee stock purchase plan that qualifies under Section 423 of the Internal Revenue Code and permits substantially all of the Company’s domestic employees (including executive officers) to purchase shares of the Company’s common stock. The plan authorizes the issuance of up to 850,000 shares of Common Stock. As of September 30, 2006, 595,032 shares had been issued under this plan. Participating employees may purchase common stock at a purchase price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the purchase period. Participation periods are annual and begin on April 1 of each year. Employees may designate up to 10% of their annual salary (up to a maximum of $25,000) for the purchase of common stock under the plan. A total of 39,012 shares were issued at a purchase price of $14.60 per share to 516 employees in the most recent plan year, which ended on March 31, 2005. The Company suspended contributions into the Plan effective April 1, 2005.
1995 Nonqualified Stock Option Plan for Directors
     In August 1995, Central Parking’s Board of Directors and shareholders adopted the 1995 Nonqualified Stock Option Plan for Directors under which nonqualified options to purchase an aggregate of 475,000 shares of Common Stock were authorized for grant to non-employee directors of Central Parking. Vested options generally are exercisable for a period of three months following termination of service as a director. In the event of a merger or consolidation in which the Company is not the surviving corporation and the options are not assumed or substituted by the surviving corporation, all options will become exercisable immediately prior to such merger or consolidation. As of September 30, 2006, directors held options to purchase an aggregate of 77,500 shares of Common Stock. No new grants may be made under the Directors’ Plan after August 2005.
Profit Sharing and 401(k) Savings Plan
     Under the Central Parking System Profit Sharing and 401(k) Savings Plan, the Company matches 100% of each participant’s pre-tax contributions up to 3% of compensation and matches 50% of the next 2% of compensation. All matching contributions are 100% vested when made. Substantially all of Central Parking’s full-time domestic employees (including all executive officers) are eligible to participate in the plan. The plan also allows profit sharing contributions to be made by the Company. The Company determines the amount of profit sharing contributions, if any, it will contribute to the plan each year. Profit sharing contributions are allocated among participants based on years of service and total compensation (up to $170,000). Profit sharing contributions generally vest over a five-year period. Company contributions to the plan were approximately $2.2 million for fiscal 2006, comprised entirely of company matching contributions to participants in the 401(k) plan. No profit-sharing contributions were made for fiscal 2006.
Deferred Stock Unit Plan
     The Deferred Stock Unit Plan provides for the issuance of up to 375,000 shares of Common Stock. Under the plan, key employees designated to participate in the plan can defer from 5% to 50% of total cash compensation. Amounts deferred under the plan are converted into stock units. The Company matches participant’s deferrals as follows: the first 20% of total compensation deferred is matched at a rate of 25% and deferrals in excess of 20% of total compensation are matched at a rate of 50%. Company matches are in the form of additional stock units, which vest on a pro rata basis over a four-year period. For deferrals during the fiscal year, stock units are credited monthly based on the closing price of the Company’s Common Stock on the last trading day in the month. For deferrals from the annual bonus paid following the end of the fiscal year, stock units are credited based on the average of the twelve monthly closing prices used to credit stock units during the fiscal year. A participant’s stock unit account is distributed in shares of Common Stock to the participant or his designee upon the participant’s retirement, death, termination of employment, commencement date selected by the participant at the time the participant elects to make the deferral, or a change in control (as defined in the plan) of the Company. As of September 30, 2006, ten executive officers were participants in the plan with an aggregate balance of 147,488 stock units. The Company suspended contributions to the Deferred Stock Unit Plan effective October 1, 2005.
2006 Long-Term Incentive Plan
     In February 2006, the Company’s shareholders approved the Central Parking Corporation 2006 Long-Term Incentive Plan. The plan is designed to give the Company additional flexibility to address changing accounting rules and corporate governance practices by utilizing stock options, restricted stock, restricted stock units and stock appreciation rights as well as cash-based awards. The maximum number of shares of Company common stock which may be awarded and delivered under the plan is 1.5 million shares. The plan is administered by the Compensation Committee of the Board of Directors, which has the discretion, subject to the provisions of the plan, to select the employees and other service providers to receive awards under the plan and to determine the type, size and terms of the awards to be granted to each individual selected. The Compensation Committee also determines the time when the awards will be granted and the duration of any applicable exercise and vesting period, including the criteria for excercisability and vesting. Except as otherwise provided in the Plan, the Compensation Committee may specify in an award agreement that upon the occurrence of a change in control (as defined in the plan), such award will immediately vest and become fully exercisable, the restrictions as to transferability of shares subject to the award will be waived, and any and all forfeiture risks or other contingencies will lapse. As of September 30, 2006, one employee held options to purchase a total of 300,000 shares under the plan. In fiscal 2006, 14,000 restricted shares were issued under the 2006 plan.

Compensation Committee Interlocks And Insider Participation
     Messrs. Baker, Blankenship and Shell served as members of the Compensation Committee of the Company’s Board of Directors during fiscal 2006. No interlocking relationship exists between the members of the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
The table below sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 2006, of (i) each person known to the Company to beneficially own 5% or more of the Common Stock, (ii) each director, nominee and Named Executive Officer, and (iii) all directors, nominees and executive officers of the Company as a group. On that date, 32,192,211 shares were outstanding. Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares of the Common Stock indicated.

	Amount and
	Nature of
	Beneficial
Beneficial Owner	Ownership(1)		Percent(1)
Monroe J. Carell, Jr.	6,294,900	(2)	19.4%
2401 21st Avenue South, Suite 200,
Nashville, Tennessee 37212
The Carell Children’s Trust (3)	6,696,153		20.8%
One Belle Meade Place, Suite 310, 4400 Harding Road,
Nashville, Tennessee 37205
Dimensional Fund Advisors	3,068,006	(4)	9.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401
Columbia Wanger Asset Management	2,424,000	(5)	7.5%
227 West Monroe Street, Suite 3000
Chicago, Illinois 60606
Raymond T. Baker	8,333	(6)	*
William H. Bodenhamer	67,419	(7)	*
James H. Bond	548,930	(8)	1.7%
Kathryn Carell Brown	2,208,271	(9)	6.9%
Claude Blankenship	2,000	(10)	*
Edward G. Nelson	46,192	(11)	*
Emanuel J. Eads	284,227	(12)	*
Jeff Heavrin	14,125	(13)	*
Alan Kahn	204,620	(14)	*
Lewis Katz	701,685	(15)	2.2%
Owen G. Shell	9,333	(16)	*
William B. Smith	7,333	(17)	*
Gregory J. Stormberg	93,125	(18)	*

Directors and executive officers as a group (19 persons)	11,373,658	(19)	33.2%

*	Indicates less than 1%.

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or group has the right to acquire within 60 days after the date set forth above, or with respect to which such person otherwise has or shares voting or investment power. For purposes of computing beneficial ownership and the percentages of outstanding shares held by each person or group of persons on a given date, shares which such person or group has the right to acquire within 60 days after such date are shares for which such person has beneficial ownership and are deemed to be outstanding for purposes of computing the percentage for such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)	Includes options to purchase 215,044 shares of Common Stock granted pursuant to the Key Personnel Plan, 23,377deferred stock units, and 124,999 shares held by the Monroe Carell, Jr. Foundation. Excludes 6,696,153 shares held by The Carell Children’s Trust. See footnote 3.

(3)	The Carell Children’s Trust is a trust created by Mr. Carell in 1987 for the benefit of his children. The trustee is Equitable Trust Company.

(4)	Based on Schedule 13G filed by Dimensional Fund Advisors with the Securities and Exchange Commission on February 6, 2006.

(5)	Based on Schedule 13G filed by Columbia Wanger Asset Management with the Securities and Exchange Commission on January 9, 2007.

(6)	Includes 4,334 directly owned shares and 3,999 shares of restricted stock.

(7)	Includes 67,419 deferred stock units and options to purchase 121,750 shares of Common Stock.

(8)	Includes 267,750 shares of stock held in an irrevocable trust that were granted under the Company’s 1995 Restricted Stock Plan in connection with Mr. Bond’s Performance Unit Agreement, 2,250 shares held by his spouse, 11,806 shares directly owned, 5,374 deferred stock units, and options to purchase 261,750 shares of Common Stock granted pursuant to the Company’s Key Personnel Plan. This amount excludes 700 shares held by the Andrew Bond Trust with respect to which Mr. Bond disclaims beneficial ownership.

(9)	Includes 81,630 shares held by the 1996 Carell Grandchildren’s Trusts with respect to which Mrs. Brown is a co-trustee, 20,000 shares held by the Kathryn Carell Brown Foundation with respect to which Mrs. Brown serves on the Board of Trustees, 79,303 shares held by the 2002 Katheryn Carell Brown Charitable Trust, 2,021,887 shares held by various trusts of which Mrs. Brown serves on the committee which has investment power with respect to Central Parking Common Stock held by such trusts and 3,999 restricted shares. This amount excludes 6,696,153 shares held by The Carell Children’s Trust with respect to which Mrs. Brown is a beneficiary. See footnote 3. This amount also excludes 61,823 shares held by her spouse and trusts for the benefit of Mrs. Brown’s children of which Mrs. Brown disclaims beneficial ownership.

(10)	Includes 2,000 restricted shares.

(11)	Includes 4,500 shares held by Mr. Nelson’s spouse, of which Mr. Nelson disclaims beneficial ownership, and options to purchase 23,000 shares of Common Stock, restricted shares of 3,999 and directly owned shares of 14,693.

(12)	Includes 18,601 deferred stock units, options to purchase 249,250 shares of Common Stock and 16,376 shares directly owned by Mr. Eads.

(13)	Includes options to purchase 14,125 shares of common stock.

(14)	Includes 13,879 deferred stock units, options to purchase 179,250 shares of common stock and 11,491 shares directly owned by Mr. Kahn.

(15)	Includes 667,779 shares of Common Stock owned by a partnership of which Mr. Katz is a general partner, options to purchase 25,250 shares of the Company’s Common Stock, 3,999 restricted shares and 4,657 shares directly owned by Mr. Katz.

(16)	Includes 5,334 shares directly owned and 3,999 restricted shares.

(17)	Includes 3,334 directly owned shares and 3,999 restricted shares of stock.

(18)	Includes options to purchase 93125 shares of common stock.

(19)	Includes options to purchase 1,947,794 shares of the Company’s Common Stock, 150,603 deferred stock units and 293,744 shares of restricted stock.
Item 13. Certain Relationships and Related Transactions
     The Company leases two properties from an entity 50% owned by Monroe Carell, Jr., the Company’s Executive Chairman, and 50% owned by Mr. Carell’s three daughters, including Kathryn Carell Brown, a director. The leases, which were entered into in 1995 for a term of ten years, were amended in fiscal 2005. The amended leases have terms of two and three years respectively, Total rent expense for the two locations in fiscal 2006, including percentage rent, was $875,000. Management believes such transactions have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated persons
     The Company owns a 50% interest in a limited liability company (“LLC”) that owns the Lodo Garage in Denver, Colorado. The Company manages the garage under a long-term management agreement. An offer to purchase the entire LLC was received from an unrelated third party and the owner of the other 50% interest informed the Company of its desire to sell its interest. The Company declined to sell its interest in the LLC and the third party buyer was not interested in purchasing a 50% interest. The Company elected not to exercise its option to purchase the remaining 50% interest and another buyer was sought by the parties. A company owned by Mr. Carell and his three daughters including Kathryn Carell Brown, a director, purchased the remaining 50% interest in the LLC at the price offered by the unrelated third party. The purchase was completed in February 2004. As a result, the entity owned by Mr. Carell and his daughters now owns 50% of the LLC and the Company owns the remaining 50% of the LLC.

     In connection with the Company’s acquisition of Kinney System Holding Corp. (“Kinney”) in February 1998, the Company entered into a consulting agreement with Lewis Katz, one of the principal shareholders of Kinney and a director of the Company since May 1998. Under this agreement, Mr. Katz is entitled to receive a base consulting fee of $200,000 a year beginning in February 1999 and continuing for a period of four years. The agreement has been extended on a year-to-year basis and is cancelable upon 60 days’ notice. The agreement also provides certain incentives to Mr. Katz to seek new business opportunities for the Company. In this regard, Mr. Katz is entitled to receive a “participating consulting fee” equal to 10% of “adjusted operating income,” as defined in the agreement, from the operation of any new leased or managed parking facilities that Mr. Katz secures for the Company. This participating consulting fee, which is to be paid for a period of five years from the commencement date of the parking facility, is to be paid only to the extent adjusted operating income from these new locations exceeds $200,000. In fiscal 2006, Mr. Katz received $200,000 under the consulting agreement.
     A subsidiary of the Company entered into a limited partnership agreement with Arizin Ventures, L.L.C. (“Arizin”), a company owned by Lewis Katz, in the fiscal year ended September 30, 1999. The Company serves as the general partner of the partnership and Arizin serves as the limited partner. Under the partnership agreement, Mr. Katz has agreed to seek new business opportunities in the form of leases and management contracts to operate parking facilities as well as renewals of existing leases and contracts as requested by the Company. The Company operates all of the partnership’s parking facilities. The Company owns 70% of the partnership and Arizin owns 30%. The partnership agreement provides that the net profit or loss of the partnership equals the combined lot level profit of each of the parking facilities operated by the partnership. Mr. Katz receives an administrative fee of $50,000 per quarter as long as he remains active in seeking new contracts or renewals for the partnership. Cash flow, after expenses, is distributed to the partners semi-annually. Mr. Katz is not entitled to receive the “participating consulting fee” under his consulting agreement (described above) for any opportunities presented to the partnership. The partnership agreement provides that the Company has the right to purchase Mr. Katz’ interest in the partnership at fair market value in certain circumstances, including Mr. Katz’ death or incapacity. Fair market value will be determined by independent appraisal. Arizin received $591,000 from the partnership in fiscal 2006.
Item 14. Principal Accounting Fees and Services
     The firm of KPMG LLP has served as the Company’s independent registered public accounting firm since September 30, 1991, and has been selected to serve in such capacity for the fiscal year ended September 30, 2007.

AUDITORS FEES
     The following table summarizes fees for professional services provided to the Company by KPMG LLP for fiscal years ended September 30, 2006 and 2005:

	2006	2005
Audit Fees (1)	$1,944,178	$2,246,752

Audit-Related Fees (2)	439,509	294,660

Tax Fees (3)	10,150	11,200

All Other Fees	—	—

Total Fees for Services Provided	$2,393,837	$2,552,612

(1)	Audit Fees include fees for professional services rendered in connection with the audit of the Company’s consolidated annual financial statements and internal controls over financial reporting for the years ended September 30, 2006 and 2005, and the limited reviews of the condensed financial statements included in the Company’s Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission during fiscal 2006 and 2005.

(2)	In fiscal 2006 and 2005, audit-related fees consisted of fees paid for professional services rendered in connection with internal control reports; statutorily or contractually required audits of individual parking facilities; and audits of employee benefit plans.

(3)	Tax Fees for tax related services, principally consist of tax compliance services, rendered to the Company by KPMG LLP.
     All the services described above were approved by our Audit Committee. In accordance with the charter of our Audit Committee and consistent with the policies of the Securities and Exchange Commission, all auditing services and all non-audit services to be provided by any independent registered public accounting firm of the Company shall be pre-approved by the Audit Committee. In assessing requests for services by the independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the registered public accounting firm independence, and whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with the Company.
     The Audit Committee has considered whether the provision of services by KPMG LLP is compatible with maintaining KPMG LLP’s independence from the Company.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL PARKING CORPORATION
Date: January 29, 2007	/s/ Jeff Heavrin
Jeff Heavrin
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

3.1	(a	)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b	)
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

4.7			Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1			Executive Compensation Plans and Arrangements

	(a	)	1995 Incentive and Nonqualified Stock Option Plan for Key Personnel (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

	(b	)
Amendment to the 1995 Incentive and Nonqualified Stock Option Plan for Key Personnel increasing the number of shares licensed for issuance under the plan to 3,817,500 (Incorporated by reference to Exhibit 10.1 (b) of the Company’s Annual Report on Form 10-K for the year ended September 30, 2000).

	(c	)	Form of Option Agreement under Key Personnel Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

	(d	)	1995 Restricted Stock Plan (Incorporated by reference to Exhibit 10.5.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

	(e	)	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5.2 to the Company’s Registration Statement No.33-95640 on Form S-1).

	(f	)
Monroe J. Carell, Jr. Employment Agreement dated as of December 14, 2004, as amended October 26, 2004, and November  28, 2006 (Incorporated by reference to Exhibit 10.1(f) to the Company’s Annual Report on Form 10-K/A filed on December 17, 2004) and (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2006.)

	(g	)
Monroe J. Carell, Jr. Revised Deferred Compensation Agreement dated as of December 14, 2004, as amended (Incorporated by reference to Exhibit 10.1(g) to the Company’s Annual Report on Form 10-K/A filed on December 17, 2004)

	(h	)
Performance Unit Agreement between Central Parking Corporation and James H. Bond dated as of June 26, 1986 (Incorporated by reference to Exhibit 10.11.1 to the Company’s Registration Statement No. 33-95640 on Form S-1.)

	(i	)
Modification of Performance Unit Agreement of James H. Bond dated as of October 10, 1995 (Incorporated by reference to Exhibit 10.1 (j) to the Company’s Annual Report on Form 10-K filed on December 27, 1997).

	(j	)
Second modification of Performance Unit Agreement of James H. Bond updated as of May 30, 2001 (Incorporated by reference to Exhibit 10.1 (k) to the Company’s Report on Form 10-Q for the period ended March 31, 2001).

	(k	)	Third modification of Performance Unit Agreement of James H. Bond updated as of October 30, 2001. (filed herewith)

	(l	)	Deferred Stock Unit Plan (Incorporated by reference to Exhibit 10.1(n) to the Company’s Annual Report on Form 10-K filed on December 21, 2001).

Exhibit
Number			Document
	(m	)	James H. Bond Employment Agreement dated as of September 5, 2003 (Incorporated by reference to Exhibit 10.1 (p) to the company’s Report on Form 10-Q for the period ended June 30, 2001).

	(n	)
Amendment No. 1 effective June 1, 2005, to the 2003 Employment Agreement between the Company and Jeff Heavrin. (Incorporated by reference to Exhibit 10.1 (p) to the Company’s Report on form 10-K for year ended September 2005)

	(o	)	Emanuel J. Eads Employment Agreement dated as of August 2, 2005 (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for period ended December 31, 2005)

	(p	)	Form of Senior Executive Employment Agreement (Incorporated by reference to Exhibit 10.1(t) to the Company’s Annual Report on Form 10-K filed on December 24, 2003)

10.2	(a	)	1995 Nonqualified Stock Option Plan for Directors (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-95640 on Form S-1).

	(b	)
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

10.16	Revolving Credit Note dated November 1, 2002, by Suntrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on February 18, 2003).

10.17	Promissory Note dated January 8, 2003 by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.2 on Form 10-Q filed on February 18, 2003).

10.18	Credit Agreement dated February 28, 2003, among Central Parking Corporation, et. al and Bank of America, N.A., et al. (Incorporated by reference to Exhibit 99.2 on Form 8-K filed on March 4, 2003)

10.19	Waiver Agreement dated May 14, 2003, by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.3 on Form 10-Q filed on May 15, 2003).

10.20	First Amendment to Credit Agreement dated August 12, 2003, by Bank of America, N.A. and Central Parking Corporation. (Incorporated by reference to Exhibit 10.3 on Form 10-Q filed on August 14, 2003).

10.21	Second Amendment to the Credit Facility dated June 4, 2004 by Bank of America, N.A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on August 13, 2004)

10.22
Third Amendment to the Credit Facility dated January 25, 2005 by Bank of America, N.A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on February 9, 2005).

10.23
Fourth Amendment to Credit Agreement dated August 11, 2005, among Central Parking Corporation, et. al and Bank of America, N.A., et. al. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on August 12, 2005).

10.24	Fifth Amendment to Credit Agreement dated as of April 7, 2006, by Bank of America, N. A. and Central Parking Corporation (Incorporated by reference to Exhibit 10.1 on Form 10-Q filed on May 10, 2006)

10.25
International Swap Dealers Association, Inc. Master Agreement dated as of June 9, 2003, by JP Morgan Chase Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.4 on Form 10-Q filed on August 14, 2003).

10.26
International Swap Dealers Association, Inc. Master Agreement dated as of May 23, 2003, by SunTrust Bank and Central Parking Corporation. (Incorporated by reference to Exhibit 10.5 on Form 10-Q filed on August 14, 2003).

10.27
Waiver Agreement dated October 12, 2005 by and between the Company and Central Parking System, Inc., Allright Corporation, Kinney System Inc., CPS Finance, Inc., and Central Parking System of Tennessee, Inc., and certain subsidiaries of the Company and a group of lenders having Bank of America, N. A. as their administrative agent (the “Lenders”). (Incorporated by reference to Exhibit 10.28 of the Company’s Report on Form 10-K for the period ended September 30, 2005)

Exhibit
Number	Document
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 on Form 10-K filed on December 14, 2006).

23	Consent of KPMG LLP (incorporated by reference to Exhibit 23 on Form 10-K filed on December 14, 2006).

31.1	Certification of Emanuel Eads pursuant to Rule 13a-14(a).

31.2	Certification of Jeff Heavrin pursuant to Rule 13a-14(a).

32.1	Certification of Emanuel Eads pursuant to Section 1350.

32.2	Certification of Jeff Heavrin pursuant to Section 1350.