Form 10-Q
period 2006-12-31
CENTRAL PARKING CORP
filed 2007-02-09
CIK 949298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended December 31, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at February 2, 2007

Common Stock, $0.01 par value	32,240,497

INDEX
CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
Amounts in thousands, except share and per share data

	December 31,	September 30,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$42,848	$44,689
Management accounts receivable, net of allowance for doubtful accounts of $1,279 and $1,618 at December 31, 2006 and September 30, 2006, respectively	50,221	47,747
Accounts receivable – other, net of allowance for doubtful accounts of $1,371 and $1,234 at December 31, 2006 and September 30, 2006, respectively	15,567	13,406
Current portion of notes receivable (including amounts due from related parties of $148 at December 31, 2006 and $165 at September 30, 2006) and net of allowance for doubtful accounts of $65 and $59 at December 31, 2006 and September 30, 2006, respectively	4,240	3,913
Prepaid Expenses	14,756	12,306
Assets held for sale	420	6,682
Refundable income taxes	3,536	3,817
Deferred income taxes	10,788	10,003

Total current assets	142,376	142,563
Available for sale securities	4,933	4,909
Notes receivable, less current portion	9,607	10,569
Property, equipment, and leasehold improvements, net	300,816	295,923
Contracts and lease rights, net	70,011	71,995
Goodwill, net	232,056	232,056
Investment in and advances to partnerships and joint ventures	3,855	3,851
Other assets	25,385	26,504

Total assets	$789,039	$788,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$2,217	$2,862
Accounts payable	85,605	88,672
Accrued payroll and related costs	12,324	16,095
Accrued expenses	32,949	33,937
Management accounts payable	24,041	26,450

Total current liabilities	157,136	168,016
Long-term debt and capital lease obligations, less current portion	89,505	87,625
Subordinated convertible debentures	78,085	78,085
Deferred rent	21,369	21,547
Deferred income taxes	6,952	6,184
Other liabilities	20,077	20,388

Total liabilities	373,124	381,845

Minority interest	367	297

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 32,196,033 and 32,154,128 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	322	322
Additional paid-in capital	180,661	180,091
Accumulated other comprehensive income, net	3,366	3,398
Retained earnings	231,904	223,122
Other	(705)	(705)

Total shareholders’ equity	415,548	406,228

Total liabilities and shareholders’ equity	$789,039	$788,370

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
Amounts in thousands, except per share data

	Three months ended December 31,
	2006	2005
Revenues:
Parking	$131,660	$132,147
Management contracts and other	29,119	27,886

	160,779	160,033
Reimbursement of management contract expenses	120,945	112,445

Total revenues	281,724	272,478

Costs and expenses:
Cost of parking	116,645	120,596
Cost of management contracts	11,069	10,804
General and administrative	17,639	20,922

	145,353	152,322
Reimbursed management contract expenses	120,945	112,445

Total costs and expenses	266,298	264,767
Property-related gains, net	402	22,914

Operating earnings	15,828	30,625
Other income (expense):
Interest income	132	302
Interest expense	(2,877)	(3,945)
Loss on derivative instruments	(578)	(71)
Equity in partnership and joint venture earnings	366	421

Earnings from continuing operations before minority interest and income taxes	12,871	27,332
Minority interest	(204)	(355)

Earnings from continuing operations before income taxes	12,667	26,977
Income tax expense	(4,230)	(10,566)

Earnings from continuing operations	8,437	16,411

Discontinued operations, net of tax	828	1,544

Net earnings	$9,265	$17,955

Basic earnings per share:
Earnings from continuing operations	$0.26	$0.50
Discontinued operations, net of tax	0.03	0.05

Net earnings	$0.29	$0.55

Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.50
Discontinued operations, net of tax	0.02	0.04

Net earnings	$0.28	$0.54

Weighted average shares used for basic per share data	32,141	32,908
Effect of dilutive common stock options	382	62

Weighted average shares used for dilutive per share data	32,523	32,970

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
Amounts in thousands

	Three months ended December 31,
	2006	2005
		(revised See Note 3)
Cash flows from operating activities:
Net earnings	$9,265	$17,955
Earnings from discontinued operations	(828)	(1,544)

Earnings from continuing operations	8,437	16,411
Adjustments to reconcile earnings from continuing operations to net cash provided (used) by operating activities – continuing operations:
Depreciation and amortization	6,929	7,754
Equity in partnership and joint venture earnings	(366)	(421)
Distributions from partnerships and joint ventures	345	1,111
Property-related gains, net	(402)	(22,914)
Loss on derivative instruments	578	71
Stock-based compensation	180	111
Excess tax benefit related to stock option exercises	(72)	(44)
Deferred income taxes	(17)	(1,054)
Minority interest	204	355
Changes in operating assets and liabilities:
Management accounts receivable	(2,048)	2,440
Accounts receivable – other	(2,047)	(2,496)
Prepaid expenses	(2,392)	(3,830)
Other assets	(617)	1,652
Accounts payable, accrued expenses and other liabilities	(8,557)	1,874
Management accounts payable	(2,427)	(953)
Deferred rent	(178)	(339)
Refundable income taxes	280	—
Income taxes payable	37	(3,042)

Net cash used by operating activities – continuing operations	(2,133)	(3,314)
Net cash provided (used) by operating activities – discontinued operations	124	(95)

Net cash used by operating activities	(2,009)	(3,409)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	3,048	39,070
Purchases equipment and leasehold improvements	(3,303)	(3,890)
Other investing activities	662	46

Net cash provided by investing activities — continuing operations	407	35,226
Net cash provided by operating activities – discontinued operations	1,680	1,660

Net cash provided by operating activities	2,087	36,886

Cash flows from financing activities:
Dividends paid	(483)	(479)
Net borrowings under revolving credit agreement	—	49,438
Proceeds from issuance of notes payable, net of issuance costs	244	433
Principal repayments on long-term debt and capital lease obligations	(1,890)	(360)
Payment to minority interest partners	(381)	(95)
Repurchase of common stock	—	(75,324)
Tax benefit related to stock option exercises	72	44
Proceeds from issuance of common stock and exercise of stock options	390	504

Net cash used by financing activities — continuing operations	(2,048)	(25,839)

Net cash used by operating activities – discontinued operations	—	—

Net cash used by operating activities	(2,048)	(25,839)

Foreign currency translation	129	(132)

Net (decrease) increase in cash and cash equivalents	(1,841)	7,506
Cash and cash equivalents at beginning of period	44,689	26,055

Cash and cash equivalents at end of period	$42,848	$33,561

Non-cash transactions:
Change in unrealized gain on fair value of derivatives and available-for-sale securities, net of tax	$24	$10
Purchases of fixed assets from capital leases	$2,112	$—
Cash payments for:
Interest	$2,419	$2,943
Income taxes	$4,061	$15,311
See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1) Basis of Presentation
     The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2006 (included in the Company’s Annual Report on Form 10-K).
(2) Stock Based Compensation
          Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No.123R using the modified prospective method. Under this method, compensation costs in the first quarter of 2007 is based on the estimated fair value of the respective options and the proportion vesting in the period. Stock-based employee compensation expense is calculated using the Black-Scholes option-pricing model. The Company utilizes both the single option and multiple option valuation approaches. Allocation of compensation expense is made using historical option terms for option grants made to the Company’s employees and historical Central Parking Corporation stock price volatility.
          There were no options granted during the quarter ended December 31, 2006. The estimated weighted average fair value of the options granted during fiscal 2006 was $4.35 using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant, weighted average volatility of 29% for fiscal year 2006, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 4.5 years for 2006.
          The Company recognized $180 thousand and $111 thousand of stock based compensation expense in the quarter ended December 31, 2006 and 2005, respectively. As of December 31, 2006, there were approximately $0.9 million of total unrecognized compensation expense related to unvested options granted under the option plans. The Company used a 7.5% forfeiture to arrive at this expense. This cost is expected to be fully recognized by the end of Fiscal Year 2010. During the first three months ended December 31, 2006, the aggregate intrinsic value of options exercised under our stock plan was $153,003 determined as of the date of option exercise.
Stock Plans
          In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under the plans, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares had been reserved for issuance under these two plans combined. Options representing 3,180,524 shares are outstanding under the stock option plan at December 31, 2006. Under this plan, options generally vest over a one- to four-year period and generally expire ten years after the date of grant. This plan expired in August 2005 and no new shares will be granted under the plan.
          In February 2006, shareholders approved a new 2006 plan and reserved 1,500,000 shares to be issued. The Company has issued 300,000 options under the new plan as of December 31, 2006. Options are expected to be granted with an exercise price equal to the fair market value at the date of grant, generally vest over a one- to four-year period and generally expire ten years after the date of grant, similar to the 1995 plans.
          In August 1995, both the Board of Directors and shareholders approved a stock plan for directors. A total of 475,000 shares have been reserved for issuance under the plan. This plan expired in August 2005 and no new options will be granted under this plan. Options to purchase 77,500 shares are outstanding under this plan at December 31, 2006.

Restricted Stock
          As of December 31, 2006, the Restricted Stock Plan had issued 330,463 shares. Expense related to vesting of restricted stock is recognized by the Company over the vesting period of one year. This plan expired in August 2005 and no new shares will be granted under the plan. The new stock plan approved by shareholders in February 2006 is an omnibus plan under which restricted shares may be issued. The Company has granted 14,000 shares under this plan as of December 31, 2006.
          The Company measures compensation cost related to restricted shares using the quoted market price on the grant date. During the first three months of fiscal year ended 2007, the Company recognized compensation expense of $54 thousand related to restricted shares and expects to recognize $91 thousand during fiscal year 2007.
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
     The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both December 31, 2006 and 2005. For the three months ended December 31, 2006 and 2005, options to purchase 1,878,358 and 2,830,710 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.
(5) Assets Held For Sale, Property-Related Gains, Net and Discontinued Operations
(a)	Assets Held For Sale

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets that are classified as held for sale are presented separately in the asset section of the balance sheet. Assets classified as held for sale are comprised almost exclusively of real property and are included in the Segment-Other in the identifiable asset segment table included in note 12. During the quarter ended December 2006, a location in Dallas with a net book value of $3.5 million was reclassified from Assets Held for Sale because there is no current contract outstanding and the Company has no current prospective buyers able to complete negotiations within the ensuing twelve-month period.

(b)	Property-Related Gains (losses), Net

The Company periodically disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three months ended December 31, 2006 and December 31, 2005 is as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Net gains on sale of property	$594	$23,619
Impairment charges for property, equipment and leasehold improvements	(89)	(697)
Impairment charges for intangible assets	(103)	(8)

Property-related gains, net	$402	$22,914

Net property-related gains for the three months ended December 31, 2006 of $0.4 million was comprised of gains on sale of property of $0.6 million in Segment-Two; offset by $0.2 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-Seven. In assessing impairment, management considered current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related gain for the three months ended December 31, 2005 was $22.9 million.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The net property-related gains noted above have been classified in continuing operations as the individual disposal transactions did not meet the SFAS No. 144 and EITF 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, criteria for classification as discontinued operations primarily due to the expected retention of certain cash flows from assets disposed or the Company’s continuing involvement as arising from contracts to manage the parking properties. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations.

(c)	The Company has either disposed of, or designated as held-for-sale, certain locations which meet the aforementioned criteria for classification as discontinued operations. The components of discontinued operations reflected on the accompanying consolidated statements of income are as follows:

	Three months ended
	December 31,
	2006	2005
Discontinued Operations:
Total Revenues	$947	$13,158

Operating earnings before property- related gains, net	145	627
Property-related gains, net	699	1,636

Earnings from discontinued operations, before taxes	844	2,263
Income tax expense	16	719

Discontinued operations, net of tax	$828	$1,544

     For the three months ended December 31, 2006, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a gain from discontinued operations of $0.8 million, net of tax. The gain was primarily related to revenues of $0.9 million less expenses of $0.7 million, which includes a recovery of bad debt in the amount of $0.7 million from the transport division in London. Property related gains of $0.7 million consists of a $0.5 million gain on the sale of the Company’s interest in its Polish subsidiary and a $0.2 million gain on the sale of properties. The Company’s prior period results were reclassified to reflect those locations classified as discontinued operations through December 31, 2006.
(6) Intangible Assets
     As of December 31, 2006, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Contract and lease rights	$128,919	$58,908	$70,011

     Amortization expense related to the contract and lease rights was $1.9 million for the three months ended December 31, 2006, and $2.0 million for the three months ended December 31, 2005.
(7) Long-Term Debt
     The Company’s Credit Facility provides for aggregate availability of up to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The Credit Facility requires term loan payments in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010, with the remaining term loan balance due June 2010. The revolving loan is required to be repaid in February 2008. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries.
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2006 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $73.5 million, all of which related to the term loan, with an overall weighted average interest rate of 3.9% at December 31, 2006. The aggregate availability under the Credit Facility was $171.4 million at December 31, 2006, which is net of $53.6 million of stand-by letters of credit. During the first quarter of fiscal 2006, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
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
     The weighted average interest rate on the Company’s Credit Facility at December 31, 2006 was 3.9%, which includes all outstanding LIBOR contracts and swap agreements at December 31, 2006.
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
     The Company has entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to various intercompany notes receivable from the Company’s wholly-owned subsidiary in the United Kingdom. These forward contracts are expected to offset the transactional gains and losses on the intercompany notes denominated in British pounds. The gains and losses related to such contracts and the transactional gains and losses related to the intercompany notes recognized during fiscal 2006 and for the first quarter of fiscal 2007 were not significant. The notional amount of the open contracts at December 31, 2006 totaled approximately $20.9 million. The fair value of the foreign currency forward contracts at December 31, 2006 was a liability of $1.1 million.
(9) Commitments and Contingencies
     The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position or liquidity of the Company, but could have a material effect on the results of operations in a given reporting period. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded in the consolidated financial statements. For other pending or threatened lawsuits, due to the early stage of the litigation, management has not yet concluded whether it is at least reasonably possible that the Company will incur a loss upon resolution.
     The Company has employment and severance agreements with certain employees which require payments by the Company upon the occurrence of certain events.

(10) Comprehensive Income
     Comprehensive income for the three months ended December 31, 2006 and 2005 was as follows (in thousands):

	Three months ended
	December 31,
	2006	2005
Net earnings	$9,265	$17,955
Change in fair value of investment securities, net of tax	24	10
Change in foreign currency cumulative translation adjustment	(56)	(868)

Comprehensive income	$9,233	$17,097

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
(12) Business Segments
     The Company’s business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain, the Republic of Ireland, Puerto Rico, Chile, Colombia, Peru, Greece, Poland, and Switzerland. Revenues attributable to foreign operations were less than 10% of consolidated revenues for the quarters ended December 31, 2006 and 2005. For the quarter ended December 31 2006, the United Kingdom and Canada account for 53.2% and 40.1% of total foreign revenues, respectively.
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) from continuing operations of each segment for the three months ended December 31, 2006 and 2005, as well as identifiable assets for each segment as of December 31, 2006 and September 30, 2006.

	Three months Ended December 31,
	2006	2005
Revenues (a):
Segment One	$16,850	$15,033
Segment Two	23,186	24,540
Segment Three	25,533	25,932
Segment Four	60,056	61,164
Segment Five	18,953	16,517
Segment Six	4,565	4,092
Segment Seven	9,144	10,629
Other	2,492	2,126

Total revenues	$160,779	$160,033

Operating earnings (loss):
Segment One	$270	$1,333
Segment Two	(379)	2,459
Segment Three	1,651	3,690
Segment Four	1,432	3,509
Segment Five	1,373	2,169
Segment Six	204	883
Segment Seven	264	(2,872)
Other	11,013	19,454

Total operating earnings (loss)	$15,828	$30,625

	December 31,	September 30,
	2006	2006
Identifiable assets:
Segment One	$18,510	$20,878
Segment Two	41,610	42,533
Segment Three	76,812	74,218
Segment Four	304,339	305,061
Segment Five	28,186	27,566
Segment Six	13,386	12,221
Segment Seven	46,879	43,129
Other	259,317	262,764

Total assets	$789,039	$788,370

(a)– Excludes reimbursement of management contract expenses.
Segment One encompasses the Midwestern region of the United States. It also includes Canada.
Segment Two encompasses the southeastern region of the United States and includes Washington DC and Baltimore. It also includes the Mid Atlantic region including Pennsylvania and Western New York.
Segment Three encompasses Tennessee, Nebraska, Colorado, Missouri, and the western region of the United States.
Segment Four encompasses the northeastern region of the United States and includes New York City, New Jersey, and Boston.
Segment Five encompasses Florida, Alabama, and the southeastern region of the United States and includes the Gulf Coast region and Texas.
Segment Six encompasses the USA Parking acquisition.
Segment Seven encompasses Miami, FL, Europe, Puerto Rico, Central and South America.
Other encompasses the home office, eliminations, owned real estate and certain partnerships.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and in Item 1A – “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s annual report on Form 10-K for the year ended September 30, 2006. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “estimates,” “projects,” “objective,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
          The following important factors, in addition to those discussed elsewhere in this document, and the Company’s 10-K, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news releases and other public statements by the Company:
-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to, the Company’s ability to
-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and obtain performance and surety bonds on favorable terms;
-	successful implementation of the Company’s strategic plan;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to effects of weather on travel and transportation patterns;

-	the impact of litigation and claims;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under Item 1A — “Risk Factors” and in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
Overview
     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 37 states, the District of Columbia, Canada, Puerto Rico, Chile, Colombia, Peru, the United Kingdom, the Republic of Ireland, Spain, Greece, Italy and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of December 31, 2006, Central Parking operated 1,599 parking facilities through management contracts, leased 1,279 parking facilities, and owned 134 parking facilities, either independently or in joint ventures with third parties.
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
          The following listing of critical accounting policies is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U. S. generally accepted accounting principles, with no need for management’s judgment regarding accounting policy. The Company believes that of its significant accounting policies, as discussed in Note 1 to the consolidated financial statements for the year ended September 30, 2006, the following involve a higher degree of judgment and complexity:
          Impairment of Long-Lived Assets and Goodwill
          As of December 31, 2006, the Company’s long-lived assets were comprised primarily of $300.8 million of property, equipment and leasehold improvements and $70.0 million of contract and lease rights. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of December 31, 2006, the Company had $232.1 million of goodwill. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
          The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment loss of approximately $0.2 million in continuing operations during the quarter ended December 31, 2006. There were no impairments in discontinued operations. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include changes in interest rates, which could impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. For the quarter ended December 31, 2005, the Company recorded $0.7 million of impairment charges related to long-lived assets in continuing operations and $0.1 million of impairment charges related to long-lived assets in discontinued operations.
          Contract and Lease Rights
          As of December 31, 2006, the Company had $70.0 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.
          Allowance for Doubtful Accounts
          As of December 31, 2006, the Company had $68.4 million of trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $2.7 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast and Mid-Atlantic United States, could have an impact on the collection of existing receivable balances or future allowance considerations.
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
          Self-Insurance Liabilities
          The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $350,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. In addition, the Company’s worker’s compensation program has a deductible of $250,000. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The recognition of liabilities is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimable, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as a liability. The Company engages an actuary to assist in determining the estimated liabilities for customer injury, employee medical costs and worker’s compensation claims. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future. Total discounted self-insurance liabilities at December 31, 2006 and December 31, 2005 were $22.2 million and $24.3 million, respectively, reflecting a 4.5% discount rate. The related undiscounted amounts at such dates were $25.0 million and $28.8 million, respectively.
          Classification as Continuing or Discontinuing Operations
          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The net property-related gains noted above have been classified in continuing operations as the individual disposal transactions did not meet the SFAS No. 144 and EITF 03-13 criteria for classification as discontinued operations primarily due to the expected retention of certain cash flows from assets disposed or the Company’s continuing involvement as arising from contracts to manage the parking properties. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations.
          Income Taxes
          The Company uses the asset and liability method of SFAS No. 109, Accounting for Income Taxes, to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has certain net operating loss carry forwards which expire between 2007 and 2025. The valuation allowance was established for certain net operating loss carry forwards where their recoverability is deemed to be uncertain. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company will be required to adjust its deferred tax valuation allowances.
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
Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005
     Parking revenues for the first quarter of fiscal year 2007 decreased to $131.7 million from $132.1 million for the first quarter of fiscal year 2006, a decrease of $0.5 million, or 0.4%. The decrease of $0.5 million is due to a decrease of $9.0 million due to closed locations and a decrease of $4.3 million related to contracts converted from leased to management deals; partially offset by an increase of $6.3 million in new locations and an increase of same store sales of $6.5 million.

     Management contract revenues for the first quarter of fiscal 2007 increased to $29.1 million from $27.9 million for the first quarter of fiscal year 2006, an increase of $1.2 million or 4.4%. The increase was primarily due to an increase in other fees.
     Cost of parking for the first quarter of fiscal 2007 decreased to $116.6 million from $120.6 million for the first quarter of fiscal 2006, a decrease of $4.0 million or 3.3%. The decrease was due primarily to $1.4 million decline in rent expense, $0.4 million in depreciation expense, $0.1 million decline in snow removal, $0.1 million decline in utilities, $0.1 million in payroll expense, $0.2 million in liability insurance expense and $1.7 million in other. Rent expense as a percentage of parking revenues decreased to 50.3% during the quarter ended December 31, 2006, from 51.2% in the quarter ended December 31, 2005. Payroll and benefit expenses as a percent of parking revenues were 18.8% of parking revenues for the first quarter of fiscal 2007 and fiscal 2006. Cost of parking as a percentage of parking revenues decreased to 88.6% for the first quarter of fiscal 2007 compared to 91.3% for the first quarter of fiscal 2006.
     Cost of management contracts for the first quarter of fiscal 2007 increased to $11.1 million from $10.8 million in the comparable period in 2006, an increase of $0.3 million or 2.5%. The increase was primarily caused by an increase of $0.7 million in liability insurance expense and an increase of $0.2 million in bad debt expense; offset by a decrease of $0.6 million in other insurance related costs. Cost of management contracts as a percentage of management contract revenue decreased to 38.0% for the first fiscal quarter of 2007 from 38.7% for the same period in 2006.
     General and administrative expenses decreased to $17.6 million for the first quarter of fiscal 2007 from $20.9 million for the first quarter of fiscal 2006, a decrease of $3.3 million or 15.7%. This decrease is due to a decrease of $3.0 million in professional fees, $0.3 million in depreciation expense, $0.1 million in travel and entertainment and $0.9 million in other expenses; offset by a $1.0 million increase in payroll expenses. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 11.0% for the first quarter of fiscal 2007 from 13.1% for the first quarter of fiscal 2006.
     Net property-related gains for the three months ended December 31, 2006 of $0.4 million was comprised of gains on sale of property of $0.6 million in Segment-Two; offset by $0.2 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-Seven. In assessing impairment, management considered current operating results, the Company’s recent forecast for the fiscal year and required capital improvements. Management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related gain for the three months ended December 31, 2005 was $22.9 million.
     Interest expense decreased to $2.9 million for the first quarter of fiscal 2007 compared to $3.9 million for first quarter of fiscal 2006, a decrease of $1.1 million or 27.1%. The increase was primarily attributed to a decrease in debt outstanding under the Credit Facility.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $198.4 million during the quarter ended December 31, 2006, at a weighted average interest rate of 5.3% compared to a weighted average balance outstanding of $234.1 million at a weighted average rate of 5.2% during the quarter ended December 31, 2005. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded income tax expense on earnings from continuing operations of $4.2 million for the first quarter of fiscal 2007 as compared to $10.6 million for the first quarter of fiscal 2006, a change of $6.3 million. The effective tax rate on earnings from continuing operations before income taxes for the first quarter of fiscal 2007 was 33.4% compared to 39.2% for the first quarter of fiscal 2006. The lower effective tax rate in fiscal 2007 is due primarily to a decrease in 2007 of valuation allowances related to certain state and foreign tax loss carryforwards.
     For the three months ended December 31, 2006, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a gain from discontinued operations of $0.8 million, net of tax. The gain was primarily related to revenues of $0.9 million less expenses of $0.7 million, which includes a recovery of bad debt in the amount of $0.7 million from the transport division in London. Property related gains of $0.7 million consists of a $0.5 million gain on the sale of the Company’s interest in its Polish subsidiary and a $0.2 million gain on the sale of properties. The Company’s prior period results were reclassified to reflect those locations classified as discontinued operations through December 31, 2006.
Liquidity and Capital Resources
     Net cash used by operating activities for the first quarter of fiscal year 2007 was $2.0 million, a decrease of $1.4 million from net cash used by operating activities of $3.4 million during the first quarter of fiscal year 2006. The primary factor which contributed to this change was the increase in revenue in the first quarter of fiscal year 2007 and changes in working capital components.
          Net cash provided by investing activities for the first quarter fiscal year 2007 was $2.1 million compared to $36.9 million of net cash provided by investing activities in the first quarter of fiscal year 2006. This change was primarily due to a decrease in proceeds from sale of properties and purchase of property, equipment and leasehold improvements in the first quarter of fiscal year 2007.
          Net cash used by financing activities for the first quarter of fiscal year 2007 was $2.0 million compared to cash used of $25.8 million in the first quarter of fiscal year 2006. Net cash used by financing activities in the first quarter of fiscal year 2007 primarily consisted of capital leases obtained during the first quarter of fiscal year 2007.
     The Company’s Credit Facility provides for aggregate availability of up to $300 million consisting of a $225 million revolving loan and a $75 million term loan. The Credit Facility requires term loan payments in the amount of $187,500 for the quarters ended March 2005 through March 2008 and $9.1 million for the quarters ended June 2008 through March 2010, with the remaining term loan balance due June 2010. The revolving loan is required to be repaid in February 2008. The facility is secured by the stock of certain subsidiaries of the Company, certain real estate assets, and domestic personal property assets of the Company and certain subsidiaries.
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2006 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $73.5 million, all of which related to the term loan, with an overall weighted average interest rate of 3.9% at December 31, 2006. The aggregate availability under the Credit Facility was $171.4 million at December 31, 2006, which is net of $53.6 million of stand-by letters of credit. During the first quarter of fiscal 2006, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
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
     The weighted average interest rate on the Company’s Credit Facility at December 31, 2006 was 3.9%, which includes all outstanding LIBOR contracts and swap agreements at December 31, 2006.
     Future Cash Commitments
     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2007 to be approximately $10 to $13 million, of which the Company has spent $5.4 million during the first three months of fiscal 2007, including $2.1 million acquired through capital leases.
     The following tables summarize the Company’s total contracted obligations and commercial commitments as of December 31, 2006 (amounts in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$91,722	$2,217	$60,832	$28,547	$126
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	989,577	209,594	279,410	168,813	331,760

Total contractual cash obligations	$1,159,384	$211,811	$340,242	$197,360	$409,971

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$171,391	$—	$—	$171,391	$—
     Unused lines of credit as of December 31, 2006 are reduced by $53.6 million of standby letters of credit.
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
     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of December 31, 2006, the Company had $73.5 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 200 basis points. The Credit Facility is payable in quarterly installments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The Company anticipates paying the scheduled quarterly payments from operating cash flows through March 2008. The Company is evaluating options for the required payments for the period beginning June 2008.
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
     The weighted average interest rate on the Company’s Credit Facility at December 31, 2006 was 3.9%, which includes all outstanding LIBOR contracts and swap agreements at December 31, 2006. An increase (decrease) in LIBOR of 1% would not result in a significant increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 million and the Credit Facility, which was all floating interest, was $73.5 million at December 31, 2006.
Foreign Currency Exposure
     As of December 31, 2006, the Company has approximately GBP 2.4 million (USD $4.8 million) of cash and cash equivalents denominated in British pounds, EUR 2.3 million (USD $3.1 million) denominated in euros, CAD 3.2 million (USD $2.7 million) denominated in Canadian dollars, and USD $1.9 million denominated in various other foreign currencies.
     The Company also has EUR 1.6 million (USD $2.1 million) of notes payable denominated in euros and GBP 10.3 million (USD $20.2 million) of intercompany notes receivable and notes payable denominated in British pounds at December 31, 2006. These intercompany notes bear interest at a floating rate of 5.6% as of December

31, 2006, and require monthly principal and interest payments through 2012. The Company has entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to various intercompany notes receivable from the Company’s wholly-owned subsidiary in the United Kingdom. These forward contracts are expected to offset the transactional gains and losses on the intercompany notes denominated in British pounds. The gains and losses related to such contracts and the transactional gains and losses related to the intercompany notes recognized during fiscal 2006 and the first quarter of fiscal 2007 were not significant. The notional amount of the open contracts at December 31, 2006 totaled approximately $20.9 million. The fair value of the foreign currency forward contracts at December 31, 2006 was a $1.1 million liability.
     Based on the Company’s overall currency rate exposure as of December 31, 2006, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s consolidated financial statements.

ITEM 4. Controls and Procedures
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures effectively and timely provide them with material information relating to us and our consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our first quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          Our operations in the Northeastern and Mid-Atlantic regions of the United States, which includes the cities of New York, Newark, Boston, Philadelphia, Pittsburgh, Baltimore and Washington, D.C. generated approximately 43.4% of our total revenues from continuing operations (excluding reimbursement of management contract expenses) in first quarter of fiscal 2007. Revenues from our operations in New York City and surrounding areas accounted for approximately 26.3% of our total revenues from continuing operations (excluding reimbursement of management expenses) in the first quarter of fiscal 2007. The concentration of operations in these areas increases the risk that local or regional events or factors that affect these cities or regions such as severe winter weather, labor strikes, and changes in local or state laws and regulations, economic conditions or acts of terrorism, can have a disproportionate impact on our operating results and financial condition.

          Compliance with and any failure to comply with current regulatory requirements will result in additional expenses and may adversely affect us.
          Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations and NYSE Stock Market rules, has required an increased amount of management attention. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in, and we expect will continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
          In February 2001, we filed a registration statement on Form S-3 covering 7,381,618 shares of our common stock held by certain shareholders. These shares were registered pursuant to registration rights previously granted to these shareholders. Although we believe a significant portion of these shares has been sold, these shareholders may sell any remaining shares that were registered on any stock exchange, market or trading facility on which the shares are traded, or in private transactions. Other substantial shareholders, including the Executive Chairman of Central Parking, Monroe Carell, Jr., the Carell Children’s Trust, and other family members and related entities (the “Carell Family”), are permitted to sell significant amounts of our common stock under Rule 144 and other exemptions from registration under the federal securities laws. In addition, the Carell Family has certain rights to register substantially all of the shares held by the family and related entities. The offer or sale of substantial amounts of our common stock by these or other significant shareholders, particularly if such offers or sales occur simultaneously or relatively close in time, could have a significant negative impact on our stock’s market price.
          We are dependent on the continued availability of capital to support our business.
          We have significant working capital requirements, including but not limited to, repair and maintenance obligations for our parking facilities. We are dependant on the cash generated from our operations and Credit Facility to meet our working capital requirements. The Credit Facility contains covenants including those that require us to maintain certain financial ratios, restrict further indebtedness and certain acquisition activity and limit the amount of dividends paid. The primary ratios are a leverage ratio, senior leverage ratio and a fixed charge coverage ratio. Quarterly compliance is calculated using a four-quarter rolling methodology and measured against certain targets. Our inability to meet debt covenants and debt service payments under the Credit Facility would have a material adverse effect on us.
          We are subject to interest rate risk.
          We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of December 31, 2006, was 200 basis points. The amount outstanding under our Credit Facility was $73.5 million with a weighted average interest rate of 3.9% as of December 31, 2006. We have reduced a portion of our interest rate risk by executing two interest rate swap transactions whereby we have fixed $87.5 million of floating rate debt. The term loan is required to be repaid in quarterly payments of $0.2 million through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. An increase (decrease) in LIBOR of 1% would result in no increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 million and the Credit Facility, which was all floating interest, was $73.5 million on December 31, 2006. We expect to pay both quarterly principal amortization and monthly interest payments out of operating cash flow.
          Our large number of leased and owned facilities increases the risk that we may become unprofitable and that we may not be able to cover the fixed costs of our leased and owned facilities.
          We leased or owned 1,413 facilities as of December 31, 2006. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in the economy, property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments that must be made regardless of the revenues or profitability of the facility. In particular, it is difficult to forecast revenues of newly constructed parking facilities because these facilities do not have an operating history. Start-up costs, the length of the break–in period during which parking demand is built and economic conditions at the time the facility is opened, are very difficult to predict at the time the lease is executed (and the base rent is agreed upon), which is often two or more years prior to the opening of the facility.
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
     We operate in the United Kingdom, the Republic of Ireland and other countries. For the quarter ended December 31, 2006, revenues from foreign operations represented 6.3% of our total revenues, excluding reimbursement of management contract expenses. Our United Kingdom operations accounted for 53.2% of total revenues from foreign operations, excluding reimbursement of management contract expense and excluding earnings from joint ventures. We receive revenues and incur expenses in various foreign currencies in connection with our foreign operations and, as a result, we are subject to currency exchange rate fluctuations. We intend to continue to invest in certain foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. We believe we currently have limited exposure to foreign currency risk. We have entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to certain intercompany notes we have with our subsidiary in the United Kingdom. See note 1 to our consolidated financial statements.
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

CENTRAL PARKING CORPORATION
Date: February 9, 2007	By:	/s/ EMANUEL EADS
Emanuel Eads
Chief Executive Officer

CENTRAL PARKING CORPORATION
Date: February 9, 2007	By:	/s/ JEFF HEAVRIN
Jeff Heavrin
Senior Vice President and Chief Financial Officer