Form 10-Q
period 2007-03-31
CENTRAL PARKING CORP
filed 2007-05-10
CIK 949298

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, $0.01 par value	32,346,967

INDEX
CENTRAL PARKING CORPORATION AND SUBSIDIARIES

Part 1. Financial Information
Item 1. Financial Statements
CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED
Amounts in thousands, except share and per share data

	March 31,	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$47,595	$44,689
Management accounts receivable, net of allowance for doubtful accounts of $1,367 and $1,618 at March 31, 2007 and September 30, 2006, respectively	52,125	47,747
Accounts receivable – other, net of allowance for doubtful accounts of $997 and $1,234 at March 31, 2007 and September 30, 2006, respectively	14,452	13,406
Current portion of notes receivable (including amounts due from related parties of $112 at March 31, 2007 and $165 at September 30, 2006) and net of allowance for doubtful accounts of $218 and $59 at March 31, 2007 and September 30, 2006, respectively	3,484	3,913
Prepaid expenses	14,894	12,306
Assets held for sale	12,216	6,682
Refundable income taxes	6,919	3,817
Deferred income taxes	10,924	10,003

Total current assets	162,609	142,563
Available for sale securities	4,967	4,909
Notes receivable, less current portion	8,994	10,569
Property, equipment, and leasehold improvements, net	286,255	295,923
Contracts and lease rights, net	68,167	71,995
Goodwill, net	232,056	232,056
Investment in and advances to partnerships and joint ventures	3,834	3,851
Other assets	22,611	26,504

Total assets	$789,493	$788,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$14,390	$2,862
Accounts payable	73,302	88,672
Accrued payroll and related costs	13,534	16,095
Accrued expenses	33,612	33,937
Management accounts payable	34,283	26,450

Total current liabilities	169,121	168,016
Long-term debt and capital lease obligations, less current portion	76,578	87,625
Subordinated convertible debentures	78,085	78,085
Deferred rent	20,704	21,547
Deferred income taxes	5,925	6,184
Other liabilities	19,782	20,388

Total liabilities	370,195	381,845

Minority interest	510	297

Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized, 32,345,078 and 32,154,128 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	323	322
Additional paid-in capital	183,444	180,091
Accumulated other comprehensive income, net	3,318	3,398
Retained earnings	232,408	223,122
Other	(705)	(705)

Total shareholders’ equity	418,788	406,228

Total liabilities and shareholders’ equity	$789,493	$788,370

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED
Amounts in thousands, except per share data

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Revenues:
Parking	$129,115	$128,259	$260,056	$259,576
Management contracts and other	28,956	28,475	57,780	56,084

	158,071	156,734	317,836	315,660
Reimbursement of management contract expenses	121,090	113,386	241,775	225,548

Total revenues	279,161	270,120	559,611	541,208

Costs and expenses:
Cost of parking	115,854	117,291	231,419	236,887
Cost of management contracts	13,180	13,141	24,235	23,930
General and administrative	17,996	21,090	35,635	42,012

	147,030	151,522	291,289	302,829
Reimbursed management contract expenses	121,090	113,386	241,775	225,548

Total costs and expenses	268,120	264,908	533,064	528,377
Property-related gains (losses), net	(562)	(1,159)	(146)	21,722

Operating earnings	10,479	4,053	26,401	34,553
Other income (expense):
Interest income	326	285	458	587
Interest expense	(3,113)	(4,133)	(5,989)	(8,077)
Merger costs	(5,137)	—	(5,137)	—
Loss on derivative instruments	(619)	(28)	(1,197)	(99)
Equity in partnership and joint venture earnings	368	43	733	463

Earnings from continuing operations before minority interest and income taxes	2,304	220	15,269	27,427
Minority interest	(228)	(195)	(432)	(551)

Earnings from continuing operations before income taxes	2,076	25	14,837	26,876
Income tax expense	(757)	(10)	(5,409)	(10,446)

Earnings (loss) from continuing operations	1,319	15	9,428	16,430

Discontinued operations, net of tax	(330)	1,972	826	3,513

Net earnings (loss)	$989	$1,987	$10,254	$19,943

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.04	$0.00	$0.29	$0.50
Earnings (loss) from discontinued operations, net of tax	(0.01)	0.06	0.03	0.11

Net earnings	$0.03	$0.06	$0.32	$0.61

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.04	$0.00	$0.29	$0.50
Earnings (loss) from discontinued operations, net of tax	(0.01)	0.06	0.02	0.11

Net earnings	$0.03	$0.06	$0.31	$0.61

Weighted average shares used for basic per share data	32,248	31,962	32,194	32,435
Effect of dilutive common stock options	810	318	596	190

Weighted average shares used for dilutive per share data	33,058	32,280	32,790	32,625

See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
Amounts in thousands

	Six months ended March 31,
	2007	2006
Net earnings	$10,254	$19,943
Earnings from discontinued operations	(826)	(3,513)

Earnings from continuing operations	9,428	16,430
Adjustments to reconcile earnings from continuing operations to net cash provided (used) by operating activities – continuing operations:
Depreciation and amortization	14,553	15,618
Equity in partnership and joint venture earnings	(733)	(463)
Distributions from partnerships and joint ventures	688	1,346
Property-related (gains) losses, net	146	(21,722)
Loss on derivative instruments	1,197	99
Stock-based compensation	356	(209)
Excess tax benefit related to stock option exercises	(374)	84
Deferred income taxes	(1,066)	(1,635)
Minority interest	432	551
Changes in operating assets and liabilities:
Management accounts receivable	(3,454)	5,630
Accounts receivable – other	(839)	(782)
Prepaid expenses	(2,463)	(9,961)
Other assets	(169)	(514)
Accounts payable, accrued expenses and other liabilities	(19,834)	990
Management accounts payable	7,510	3,824
Deferred rent	(843)	(683)
Refundable income taxes	(3,101)	—
Income taxes payable	55	(10,989)

Net cash provided (used) by operating activities – continuing operations	1,489	(2,386)
Net cash provided (used) by operating activities – discontinued operations	121	(2,216)

Net cash provided (used) by operating activities	1,610	(4,602)

Cash flows from investing activities:
Proceeds from disposition of property and equipment	3,048	44,933
Purchases equipment and leasehold improvements	(4,567)	(8,102)
Proceeds from collection of notes receivable	1,856	109
Other investing activities	19	(228)

Net cash provided by investing activities – continuing operations	356	36,712
Net cash provided by investing activities – discontinued operations	1,680	11,040

Net cash provided by investing activities	2,036	47,752

Cash flows from financing activities:
Dividends paid	(968)	(960)
Net borrowings under revolving credit agreement	—	42,938
Proceeds from issuance of notes payable, net of issuance costs	347	70
Principal repayments on long-term debt and capital lease obligations	(3,277)	(1,009)
Payment to minority interest partners	(604)	(352)
Repurchase of common stock	—	(75,325)
Tax benefit related to stock option exercises	374	84
Proceeds from issuance of common stock and exercise of stock options	2,998	2,544

Net cash used by financing activities – continuing operations	(1,130)	(32,010)

Net cash used by financing activities – discontinued operations	—	—

Net cash used by financing activities	(1,130)	(32,010)

Foreign currency translation	390	(144)

Net increase in cash and cash equivalents	2,906	10,996
Cash and cash equivalents at beginning of period	44,689	26,055

Cash and cash equivalents at end of period	$47,595	$37,051

Non-cash transactions:
Change in unrealized gain on fair value of derivatives and available-for-sale securities, net of tax	$58	$10
Purchases of fixed assets from capital leases	$2,112	$—
Cash payments for:
Interest	$4,706	$6,426
Income taxes	$9,751	$25,424
See accompanying notes to consolidated financial statements.

CENTRAL PARKING CORPORATION and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
(1) Basis of Presentation
  The accompanying unaudited consolidated financial statements of Central Parking Corporation (“Central Parking” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation, consisting only of normal and recurring adjustments. All significant inter-company transactions have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2006 (included in the Company’s Annual Report on Form 10-K). Also see footnote 12.
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
     There were no options granted during the six months ended March 31, 2007. The estimated weighted average fair value of the options granted during fiscal 2006 was $4.35 using the Black-Scholes option pricing model with the following assumptions: weighted average dividend yield based on historic dividend rates at the date of the grant, weighted average volatility of 29% for fiscal year 2006, weighted average risk free interest based on the treasury bill rate of 10-year instruments at the date of grant, and a weighted average expected term of 4.5 years for 2006.
     The Company recognized $176 thousand and $98 thousand of stock based compensation expense in the quarter ended March 31, 2007 and 2006, respectively. The Company recognized $356 thousand and $209 thousand for the first half of fiscal 2007 and 2006, respectively. As of March 31, 2007, there were approximately $0.7 million of total unrecognized compensation expense related to unvested options granted under the option plans. The Company used a 7.5% forfeiture to arrive at this expense. Excluding the impact of the proposed merger as discussed in footnote 12, this cost is expected to be fully recognized by the end of Fiscal Year 2010. During the first six months ended March 31, 2007, the aggregate intrinsic value of options exercised under our stock plan was $757 thousand determined as of the date of option exercise.
Stock Plans
     In August 1995, the Board of Directors and shareholders approved a stock plan for key personnel, which included a stock option plan and a restricted stock plan. Under the plans, incentive stock options, as well as nonqualified options and other stock-based awards, may be granted to officers, employees and directors. A total of 7,317,500 common shares had been reserved for issuance under these two plans combined. Options representing 2,870,360 shares are outstanding under the stock option plan at March 31, 2007. Under this plan, options generally vest over a one to four-year period and generally expire ten years after the date of grant. This plan expired in August 2005 and no new shares will be granted under the plan.
     In February 2006, shareholders approved a new 2006 plan and reserved 1,500,000 shares to be issued. The Company has issued 300,000 options under the new plan as of March 31, 2007. Options are expected to be granted with an exercise price equal to the fair market value at the date of grant, generally vest over a one to four-year period and generally expire ten years after the date of grant, similar to the 1995 plans.
     In August 1995, both the Board of Directors and shareholders approved a stock plan for directors. A total of 475,000 shares have been reserved for issuance under the plan. This plan expired in August 2005 and no new options will be granted under this plan. Options to purchase 48,250 shares are outstanding under this plan at March 31, 2007.

Restricted Stock
     As of March 31, 2007, the Restricted Stock Plan had issued 344,463 shares. Expense related to vesting of restricted stock is recognized by the Company over the vesting period of one year. This plan expired in August 2005 and no new shares will be granted under the plan. The new stock plan approved by shareholders in February 2006 is an omnibus plan under which restricted shares may be issued. The Company has granted 28,000 shares of restricted stock under the new stock plan as of March 31, 2007.
     The Company measures compensation cost related to restricted shares using the quoted market price on the grant date. During the first six months of fiscal year ended 2007, the Company recognized compensation expense of $115 thousand related to restricted shares and expects to recognize an additional $147 thousand during fiscal year 2007, excluding the impact of the proposed merger as discussed in footnote 12.
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
     The subordinated convertible debentures have not been included in the diluted earnings per share calculation since such securities are anti-dilutive. Such securities were convertible into 1,419,588 shares of common stock on both March 31, 2007 and 2006. For the six months ended March 31, 2007 and 2006, options to purchase 865,020 and 2,523,354 shares, respectively are excluded from the calculation of diluted common shares since they are anti-dilutive.
(4) Assets Held For Sale, Property-Related Gains (Losses), Net and Discontinued Operations
(a) Assets Held For Sale
     In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets that are classified as held for sale are presented separately in the asset section of the balance sheet. Assets classified as held for sale are comprised almost exclusively of real property and are included in the Segment-Other in the identifiable asset segment table included in note 11. During the first quarter of fiscal 2007, a location in Dallas with a net book value of $3.5 million was reclassified from Assets Held for Sale because there is no current contract outstanding and the Company has no current prospective buyers able to complete negotiations within the ensuing twelve-month period. During the first half of fiscal 2007, three locations with a net book value of $12.2 million was reclassified to Assets Held for Sale because the Company is in negotiations with prospective buyers and expects to complete the transactions within the ensuing twelve-month period.
(b) Property-Related Gains (losses), Net
     The Company periodically disposes of or recognizes impairment related to owned properties, leasehold improvements, contract rights, lease rights and other long-term deferred expenses due to various factors, including economic considerations, unsolicited offers from third parties, loss of contracts and condemnation proceedings initiated by local government authorities. Leased and managed properties are also periodically evaluated and determinations may be made to sell or exit a lease obligation. A summary of property-related gains and losses for the three and six months ended March 31, 2007 and March 31, 2006 is as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net gains (losses) on sales of property held for use	$(317)	$(973)	$291	$22,613
Impairment charges for property, equipment and leasehold improvements	(245)	(186)	(247)	(883)
Impairment charges for intangible assets	—	—	(190)	(8)

Property-related gains (losses), net	$(562)	$(1,159)	$(146)	$21,722

     Net property-related losses for the three months ended March 31, 2007 of $0.6 million was comprised of losses of $0.3 million on sale of equipment which was comprised of $0.3 million in Segment-Seven, $0.2 million in Segment-Two, offset by a gain on sale of equipment of $0.1 million in Segment-Other; and $0.2 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-One. In assessing impairment, management considered current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related loss for the three months ended March 31, 2006 was $1.2 million. Net property-related losses for the six months ended March 31, 2007 of $0.1 million was comprised of gains of $0.3 million on sale of property which was comprised of $0.9 million in Segment-Other and $0.1 million in Segment-Four, offset by a loss on sale of property of $0.5 million in Segment-Seven, $0.2 million in Segment-One and $0.1 million in Segment-Two; and $0.4 million of impairments of leasehold improvements, contract rights and other intangible assets comprised of $0.2 million in Segment-One and $0.2 million in Segment-Other. In assessing impairment, management considered current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related gain for the six months ended March 31, 2006 was $21.7 million.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The net property-related gains noted above have been classified in continuing operations as the individual disposal transactions did not meet the SFAS No. 144 and EITF 03-13, applying conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations, criteria for classification as discontinued operations primarily due to the expected retention of certain cash flows from assets disposed or the Company’s continuing involvement as arising from contracts to manage the parking properties. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations.

(c)	The Company has either disposed of, or designated as held-for-sale, certain locations which meet the aforementioned criteria for classification as discontinued operations. The components of discontinued operations reflected on the accompanying consolidated statements of income are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
Discontinued Operations:	2007	2006	2007	2006
Total Revenues	$1,207	$11,157	$3,428	$25,704

Operating earnings (loss) before property- related gains, net	282	(178)	348	539
Property-related gains, net	4	4,044	689	5,713

Earnings from discontinued operations, before taxes	286	3,866	1,037	6,252
Income tax expense	(616)	(1,894)	(211)	(2,739)

Discontinued operations, net of tax	$(330)	$1,972	$826	$3,513

     For the six months ended March 31, 2007, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a gain from discontinued operations of $0.8 million, net of tax. The gain was primarily related to revenues of $3.4 million less expenses of $3.1 million, which includes a recovery of bad debt in the amount of $0.7 million from the transport division in London and property related gains of $0.7 million which consists of a $0.5 million gain on the sale of the Company’s interest in its Polish subsidiary and a $0.2 million gain on the sale of properties. The Company’s prior period results were reclassified to reflect those locations classified as discontinued operations through March 31, 2007.
(5) Intangible Assets
     As of March 31, 2007, the Company had the following amortizable intangible assets (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Contract and lease rights	$128,941	$60,774	$68,167

     Amortization expense related to the contract and lease rights was $1.9 million and $2.0 million for the three months ended March 31, 2007 and March 31, 2006, respectively, and $3.8 million and $4.0 million for the six months ended March 31, 2007 and March 31, 2006, respectively.
(6) Long-Term Debt
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
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2007 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $73.3 million, all of which related to the term loan, with an overall weighted average interest rate of 3.9% at March 31, 2007. The aggregate availability under the Credit Facility was $171.1 million at March 31, 2007, which is net of $53.9 million of stand-by letters of credit. During the first quarter of fiscal 2006, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
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
     The weighted average interest rate on the Company’s Credit Facility at March 31, 2007 was 3.9%, which includes all outstanding LIBOR contracts and swap agreements at March 31, 2007.
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
     The Company has entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to various intercompany notes receivable from the Company’s wholly-owned subsidiary in the United Kingdom. These forward contracts are expected to offset the transactional gains and losses on the intercompany notes denominated in British pounds. The gains and losses related to such contracts and the transactional gains and losses related to the intercompany notes recognized during fiscal 2006 and for the first six months of fiscal 2007 were not significant. The notional amount of the open contracts at March 31, 2007 totaled approximately $21.4 million. The fair value of the foreign currency forward contracts at March 31, 2007 was a liability of $0.8 million.

(8) Commitments and Contingencies
     Central Parking is aware of two putative class action lawsuits related to the merger filed against Central Parking and each of Central Parking’s directors in the Chancery Court for the State of Tennessee, 20th Judicial District, Davidson County, case numbers 07-87-III and 07-397-I. The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to these proceedings and claims will not have a material adverse effect on the financial position or liquidity of the Company, but could have a material effect on the results of operations in a given reporting period. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded in the consolidated financial statements. For other pending or threatened lawsuits, due to the early stage of the litigation, management has not yet concluded whether it is at least reasonably possible that the Company will incur a loss upon resolution.
     The Company has employment and severance agreements with certain employees which require payments by the Company upon the occurrence of certain events. See footnote 12.
(9) Comprehensive Income
     Comprehensive income for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net earnings	$989	$1,987	$10,254	$19,943
Change in fair value of investment securities, net of tax	34	(1)	58	10
Foreign currency cumulative translation adjustment	(80)	(270)	(138)	(1,138)

Comprehensive income	$943	$1,716	$10,174	$18,815

(10) Stock Repurchase
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
(11) Business Segments
     The Company’s business activities consist of domestic and foreign operations. Foreign operations are conducted in the United Kingdom, Canada, Spain, the Republic of Ireland, Puerto Rico, Chile, Colombia, Peru, Greece, and Switzerland. Revenues attributable to foreign operations were less than 10% of consolidated revenues for the six months ended March 31, 2007 and 2006. For the six months ended March 31, 2007, the United Kingdom and Canada account for 34.4% and 41.3% of total foreign revenues, respectively.
     The Company is managed based on segments administered by senior vice presidents. These segments are generally organized geographically, with exceptions depending on the needs of specific regions. The following are summaries of revenues and operating earnings (loss) from continuing operations of each segment for the three and six months ended March 31, 2007 and 2006, as well as identifiable assets for each segment as of March 31, 2007 and September 30, 2006.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues (a):
Segment One	$24,831	$26,020	$50,572	$52,004
Segment Two	57,146	56,337	117,199	117,426
Segment Three	19,407	16,994	37,611	32,683
Segment Four	16,287	15,625	32,922	30,380
Segment Five	23,375	24,071	46,505	48,328
Segment Six	6,713	4,987	11,241	9,036
Segment Seven	8,750	10,304	17,900	20,930
Other	1,562	2,396	3,886	4,873

Total revenues	$158,071	$156,734	$317,836	$315,660

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Operating earnings (loss):
Segment One	$1,311	$2,929	$6,303	$6,816
Segment Two	(2,334)	1,566	7,981	5,034
Segment Three	1,832	2,536	7,385	4,483
Segment Four	(221)	1,225	2,406	2,726
Segment Five	(649)	1,124	3,495	3,523
Segment Six	1,094	1,190	1,447	2,055
Segment Seven	(932)	726	333	(2,146)
Other	10,378	(7,243)	(2,949)	12,062

Total operating earnings	$10,479	$4,053	$26,401	$34,553

	March 31,	September 30,
	2007	2006
Identifiable assets:
Segment One	$74,186	$20,878
Segment Two	153,242	42,533
Segment Three	21,966	74,218
Segment Four	197,098	305,061
Segment Five	19,885	27,566
Segment Six	13,407	12,221
Segment Seven	48,833	43,129
Other	260,876	262,764

Total assets	$789,493	$788,370

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
(12) Proposed Merger Agreement
     On February 20, 2007, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KCPC Holdings, Inc., a Delaware corporation (“Parent”) and KCPC Acquisition, Inc., a

Tennessee corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by a consortium of private investment funds affiliated with Kohlberg & Co., L.L.C., Lubert-Adler Management, Inc. and Chrysalis Capital Partners, Inc. (the “Equity Sponsors”).
     The Board of Directors of the Company approved the Merger Agreement upon the unanimous recommendation of a Special Committee of the Board of Directors comprised entirely of independent directors. At the effective time of the Merger, each outstanding share of common stock of the Company (the “Common Stock”), other than any shares owned by the Company, Parent, Merger Sub, or Rollover Shares (as defined below) will be cancelled and converted into the right to receive $22.53 in cash, without interest (the “Common Stock Merger Consideration”). In addition, at the effective time of the Merger, each outstanding share of the Trust Issued Preferred Securities issued by Central Parking Finance Trust, a statutory business trust and wholly-owned subsidiary of the Company (“TIPS”) shall remain outstanding and shall thereafter be convertible at the election of the holder of the TIPS into an amount equal to the product of the Common Stock Merger Consideration times the number of Company Common Stock into which the TIPS could have been converted at the Effective Time.
     The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, the Company must pay a fee of $22.4 million (“Company Termination Fee”) to Parent. If the Company terminates the Merger Agreement because Parent fails to obtain sufficient financing, then Parent must pay a fee of $30 million (“Parent Termination Fee”) to the Company, payment of which fee is guaranteed by the Equity Sponsors.
     The Company has incurred $5.1 million in expenses relating to the merger transaction through the second quarter of fiscal 2007. These costs consist of $2.5 million in professional fees, $0.2 million in retainer fees and expense reimbursement to Blackstone, $0.9 million for one-half of a transaction bonus paid to certain executives and other key employees, $0.1 million in taxes on bonus, and $1.4 million in expense reimbursement to a bidder. The Company had also paid Blackstone a retainer fee of $0.3 million in fiscal 2006 for a total of $5.4 million in expenses related to the sale of the Company.
     Upon the consummation of the merger transaction, the Company will incur approximately $31.0 million in additional expenses. These expenses include $0.9 million due to the acceleration of vesting options, $0.3 million vesting of restricted stock, $0.3 million due to the vesting of deferred stock units, $0.8 million for retention bonuses, $0.9 million for one-half of the transaction bonuses, and $12.7 million Success Fee and Incremental Incentive Payment to Blackstone and approximately $15.0 million in other merger related costs. The Company is also seeking alternative debt financing that would, if consummated, result in a charge of approximately $2.5 million to $4.4 million of unamortized deferred financing fees related to the existing debt financing for the Company.
     Central Parking is aware of two putative class action lawsuits related to the merger filed against Central Parking and each of Central Parking’s directors in the Chancery Court for the State of Tennessee, 20th Judicial District, Davidson County, case numbers 07-87-III and 07-397-I.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements May Prove Inaccurate
     This report includes various forward-looking statements regarding the Company that are subject to risks and uncertainties, including, without limitation, the factors set forth below and in Item 1A – “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s annual report on Form 10-K for the year ended September 30, 2006. Forward-looking statements include, but are not limited to, discussions regarding the Company’s operating strategy, growth strategy, acquisition strategy, the proposed merger, cost savings initiatives, industry, economic conditions, financial condition, liquidity and capital resources, results of operations and impact of new accounting pronouncements. Such statements include, but are not limited to, statements preceded by, followed by or that otherwise include the words “believes,” “expects,” “anticipates,” “intends,” “seeks,” “estimates,” “projects,” “objective,” “strategy,” “outlook,” “assumptions,” “guidance,” “forecasts,” “goal,” “intends,” “pursue,” “will likely result,” “will continue” or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
     The following important factors, in addition to those discussed elsewhere in this document, and the Company’s 10-K, could affect the future financial results of the Company and could cause actual results to differ materially from those expressed in forward-looking statements contained in news releases and other public statements by the Company:
-	the Company’s ability to complete the merger as currently proposed and in the time period currently anticipated;

-	the Company’s ability to achieve the goals described in this report and other reports filed with the Securities and Exchange Commission, including but not limited to:
-	increase cash flow by reducing operating costs, accounts receivable and indebtedness;

-	cover the fixed cost of its leased and owned facilities and maintain adequate liquidity through its cash resources and credit facility;

-	integrate future acquisitions, in light of challenges in retaining key employees, synchronizing business processes and efficiently integrating facilities, marketing, and operations;

-	comply with the terms of its credit facility or obtain waivers of noncompliance;

-	reduce operating losses at unprofitable locations;

-	form and maintain strategic relationships with certain large real estate owners and operators; and

-	renew existing insurance coverage and obtain performance and surety bonds on favorable terms;
-	successful implementation of the Company’s strategic plan;

-	interest rate fluctuations;

-	the loss, or renewal on less favorable terms, of existing management contracts and leases and the failure to add new locations on favorable terms;

-	the timing of property-related gains and losses;

-	pre-opening, start-up and break-in costs of parking facilities;

-	player strikes or other events affecting major league sports;

-	changes in economic and business conditions at the local, regional, national or international levels;

-	changes in patterns of air travel or automobile usage, including but not limited to effects of weather on travel and transportation patterns;

-	the impact of litigation and claims;

-	higher premium and claims costs relating to medical, liability, worker’s compensation and other insurance programs;

-	compliance with, or changes in, local, state, national and international laws and regulations, including, without limitation, local regulations, restrictions and taxation on real property, parking and automobile usage, security measures, environmental, anti-trust and consumer protection laws;

-	changes in current parking rates and pricing of services to clients;

-	extraordinary events affecting parking facilities that the Company manages, including labor strikes, emergency safety measures, military or terrorist attacks and natural disasters;

-	the loss of key employees; and

-	the other factors discussed under Item 1A - “Risk Factors” and in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and herein.

Overview
     The Company is a leading provider of parking and related services. Central Parking operates parking facilities in 37 states, the District of Columbia, Canada, Puerto Rico, Chile, Colombia, Peru, the United Kingdom, the Republic of Ireland, Spain, Greece, Italy and Switzerland. The Company also provides ancillary products and services, including parking consulting, shuttle, valet, on-street and parking meter enforcement, and billing and collection services. As of March 31, 2007, Central Parking operated 1,578 parking facilities through management contracts, leased 1,251 parking facilities, and owned 133 parking facilities, either independently or in joint ventures with third parties.
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
Proposed Merger Agreement
     On February 20, 2007, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with KCPC Holdings, Inc., a Delaware corporation (“Parent”) and KCPC Acquisition, Inc., a Tennessee corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the “Merger”). Parent is owned by a consortium of private investment funds affiliated with Kohlberg & Co., L.L.C., Lubert-Adler Management, Inc. and Chrysalis Capital Partners, Inc. (the “Equity Sponsors”).
     The Board of Directors of the Company approved the Merger Agreement upon the unanimous recommendation of a Special Committee of the Board of Directors comprised entirely of independent directors.
     At the effective time of the Merger, each outstanding share of common stock of the Company (the “Common Stock”), other than any shares owned by the Company, Parent, Merger Sub, or Rollover Shares (as defined below) will be cancelled and converted into the right to receive $22.53 in cash, without interest (the “Common Stock Merger Consideration”). In addition, at the effective time of the Merger, each outstanding share of the Trust Issued Preferred Securities issued by Central Parking Finance Trust, a statutory business trust and wholly-owned subsidiary of the Company (“TIPS”) shall remain outstanding and shall thereafter be convertible at the election of the holder of the TIPS into an amount equal to the product of the Common Stock Merger Consideration times the number of Company Common Stock into which the TIPS could have been converted at the Effective Time.
     The Merger Agreement subjects the Company to a “no-shop” restriction on its ability to solicit third party proposals, provide information and engage in discussions with third parties. The no-shop provision is subject to a “fiduciary-out” provision that allows the Company to provide information and participate in discussions with respect to unsolicited third party written proposals submitted, that the Board of Directors (1) believes in good faith to be bona fide, (2) determines in good faith, after consultation with advisors, could reasonably be expected to result in a “superior proposal,” as defined in the Merger Agreement, and (3) determines it is required to pursue (by furnishing information or engaging in discussions) in order to comply with its fiduciary duties.
     The Company may terminate the Merger Agreement under certain circumstances, including if its Board of Directors determines in good faith that it has received a superior proposal, and otherwise complies with certain terms of the Merger Agreement. In connection with such termination, the Company must pay a fee of $22.4 million (“Company Termination Fee”) to Parent. If the Company terminates the Merger Agreement because Parent fails to obtain sufficient financing, then Parent must pay a fee of $30 million (“Parent Termination Fee”) to the Company, payment of which fee is guaranteed by the Equity Sponsors.
     Monroe Carell, his family and certain related trusts, representing approximately 47% of the outstanding Common Stock have entered into voting agreements pursuant to which they, among other things, agree to vote their shares of Common Stock of the Company in favor of the approval of the Merger Agreement and the approval of the transactions contemplated thereby, provided, however, such voting agreement shall terminate upon the termination or material amendment of the Merger Agreement.
     Certain employees of the Company may be given the opportunity to exchange a portion of their Company equity into equity of the Parent or an affiliate thereof (collectively, the “Rollover Shares”), at the election of the Sponsors pursuant to an agreement between such employee and Parent to be entered into between the execution of the Merger Agreement and closing of the Merger. As of the date of this Report, no such agreements have been entered into.
     Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger by the Company’s shareholders. The Company has set a record date of April 19, 2007 for shareholders to vote at a special meeting scheduled for May 21, 2007 at 9:00 a.m. local time at the Company’s corporate offices. The parties expect to close the transaction shortly after the special meeting.
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
          Impairment of Long-Lived Assets and Goodwill
          As March 31, 2007, the Company’s long-lived assets were comprised primarily of $286.3 million of property, equipment and leasehold improvements and $68.2 million of contract and lease rights. In accounting for the Company’s long-lived assets, other than goodwill and other intangible assets, the Company applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of March 31, 2007, the Company had $232.0 million of goodwill. The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.
          The determination and measurement of an impairment loss under these accounting standards require the significant use of judgment and estimates. The determination of fair value of these assets includes cash flow projections that assume certain future revenue and cost levels, assumed discount rates based upon current market conditions and other valuation factors, all of which involve the use of significant judgment and estimation. The Company recorded impairment losses of approximately $0.2 million in continuing operations (there were no impairments for assets classified in discontinued operations) during the three months ended March 31, 2007 as a result of underperforming locations, upon termination or disposal and premature closures and approximately $0.4 million in continuing operations (there were no impairments for assets classified in discontinued operations) during the six months ended March 31, 2006. Future events may indicate differences from management’s judgments and estimates which could, in turn, result in increased impairment charges in the future. Future events that may result in increased impairment charges include changes in interest rates, which could impact discount rates, unfavorable economic conditions or other factors which could decrease revenues and profitability of existing locations, and changes in the cost structure of existing facilities. For the quarter ended March 31, 2006, the Company recorded $0.2 million of impairment charges related to long-lived assets in continuing operations and $0.9 million of impairments charges in continuing operations for the six months ended March 31, 2006. There were no impairments in discontinuing operations.
     Contract and Lease Rights
     As of March 31, 2007, the Company had $68.2 million of contract and lease rights. The Company capitalizes payments made to third parties, which provide the Company the right to manage or lease facilities. Lease rights and management contract rights which are purchased individually are amortized on a straight-line basis over the terms of the related agreements, which range from 5 to 30 years. Management contract rights acquired through acquisition of an entity are amortized as a group over the estimated term of the contracts, including anticipated renewals and terminations based on the Company’s historical experience (typically 15 years). If the renewal rate of contracts within an acquired group is less than initially estimated, accelerated amortization or impairment may be necessary.
     Allowance for Doubtful Accounts
     As of March 31, 2007, the Company had $68.9 million of trade receivables, including management accounts receivable and accounts receivable – other. Additionally, the Company had a recorded allowance for doubtful accounts of $2.4 million. The Company reports management accounts receivable, net of an allowance for doubtful accounts, to represent its estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of its allowance for doubtful accounts on an ongoing basis, using historical collection trends, analyses of receivable portfolios by region and by source, aging of receivables, as well as review of specific accounts, and makes adjustments in the allowance as necessary. Changes in economic conditions, specifically in the Northeast and Mid-Atlantic United States, could have an impact on the collection of existing receivable balances or future allowance considerations.
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
     Self-Insurance Liabilities
     The Company purchases comprehensive liability insurance covering certain claims that occur at parking facilities it owns, leases or manages. The primary amount of such coverage is $1 million per occurrence and $2 million in the aggregate per facility. In addition, the Company purchases umbrella/excess liability coverage. The Company’s various liability insurance policies have deductibles of up to $350,000 that must be met before the insurance companies are required to reimburse the Company for costs incurred relating to covered claims. In addition, the Company’s worker’s compensation program has a deductible of $250,000. The Company also provides health insurance for many of its employees and purchases a stop-loss policy with a deductible of $150,000 per claim. As a result, the Company is, in effect, self-insured for all claims up to the deductible levels. The Company applies the provisions of SFAS No. 5, Accounting for Contingencies, in determining the timing and amount of expense recognition associated with claims against the Company. The recognition of liabilities is based upon management’s determination of an unfavorable outcome of a claim being deemed as probable and reasonably estimable, as defined in SFAS No. 5. This determination requires the use of judgment in both the estimation of probability and the amount to be recognized as a liability. The Company engages an actuary to assist in determining the estimated liabilities for customer injury, employee medical costs and worker’s compensation claims. Management utilizes historical experience with similar claims along with input from legal counsel in determining the likelihood and extent of an unfavorable outcome for certain general litigation. Future events may indicate differences from these judgments and estimates and result in increased expense recognition in the future. Total discounted self-insurance liabilities at March 31, 2007 and March 31, 2006 were $20.8 million and $25.1 million, respectively, reflecting a 4.5% discount rate. The related undiscounted amounts at such dates were $23.6 million and $27.7 million, respectively.
          Classification as Continuing or Discontinuing Operations
          In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations (including the gain or loss on sale and any recognized asset impairment) of long-lived assets which qualify as a component of an entity that either have been disposed of or are classified as held for sale shall be reported in discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. The net property-related gains noted above have been classified in continuing operations as the individual disposal transactions did not meet the SFAS No. 144 and EITF 03-13 criteria for classification as discontinued operations primarily due to the expected retention of certain cash flows from assets disposed of the Company’s continuing involvement arising from contracts to manage the parking properties. If management’s assumptions regarding the timing and amount of such retained cash flows change in the future, the net property gain (loss) recognized in continuing operations, along with the results of operations related to such assets, may need to be reclassified to discontinued operations.
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
     In November 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Aggangements, (“EITF 06-10”). EITF 06-10 reached a consensus that for a collateral assignment split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if a postretirement benefit plan exists or Opinion 12 (if the arrangement is an individual deferred compensation contract) based on the substantive agreement with the employee and the employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. This consensus is effective for fiscal years beginning after December 15, 2007. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statemen No. 115. This Standard permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not determined the impact, if any, that the adoption of this pronouncement will have to its consolidated financial statements.
Results of Operations
Unless otherwise indicated, the following discussion relates to continuing operations.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Parking revenues for the second quarter of fiscal year 2007 increased to $129.1 million from $128.3 million for the second quarter of fiscal year 2006, an increase of $0.9 million, or 0.6%. The increase of $0.9 million is due to an increase of $7.2 million in new locations and an increase of same store sales of $4.6 million; partially offset by $8.4 million due to closed locations and a decrease of $2.5 million related to contracts converted from leased to management deals.
     Management contract revenues for the second quarter of fiscal 2007 increased to $29.0 million from $28.5 million for the second quarter of fiscal year 2006, an increase of $0.5 million or 1.7%. The increase was primarily due to an increase in other fees.
     Cost of parking for the second quarter of fiscal 2007 decreased to $115.9 million from $117.3 million for the second quarter of fiscal 2006, a decrease of $1.4 million or 1.2%. The decrease was due primarily to $1.6 million decline in other insurance related costs, $0.4 million decrease in depreciation expense, $0.5 million decrease in snow removal, $0.6 million decrease in utilities; offset by $0.4 million increase in rent expense, $0.3 million increase in repairs and maintenance expenses, $0.2 million increase in liability insurance expense, $0.1 million in professional fees, $0.1 million increase in supplies and $0.6 million increase in other expenses. Rent expense as a percentage of parking revenues was 50.9% for both quarters ended March 31, 2007 and March 31, 2006. Payroll and benefit expenses as a percent of parking revenues were 19.0% of parking revenues for the second quarter of fiscal 2007 compared to 19.1% in the quarter ended March 31, 2006. Cost of parking as a percentage of parking revenues decreased to 89.7% for the second quarter of fiscal 2007 compared to 91.4% for the second quarter of fiscal 2006.
     Cost of management contracts for the second quarter of fiscal 2007 increased to $13.2 million from $13.1 million in the comparable period in 2006, an increase of $0.1 million or 0.2%. The increase was primarily caused by an increase of $0.4 million in bad debt expense, and $0.2 million in payroll expenses; offset by a decrease of $0.4 million in liability insurance expense and $0.1 million in other expenses. Cost of management contracts as a percentage of management contract revenue decreased to 45.5% for the second fiscal quarter of 2007 from 46.1% for the same period in 2006.
     General and administrative expenses decreased to $18.0 million for the second quarter of fiscal 2007 from $21.1 million for the second quarter of fiscal 2006, a decrease of $3.0 million or 14.4%. This decrease is due to a decrease of $2.7 million in professional fees, $1.3 million decrease in depreciation expense, $0.6 million decrease in supplies and $0.2 million decrease in relocation expenses; offset by an increase of $0.1 million in rent expense, and $1.7 million increase in other expenses. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 11.4% for the second quarter of fiscal 2007 from 13.5% for the second quarter of fiscal 2006.

     Net property-related losses for the three months ended March 31, 2007 of $0.6 million was comprised of losses of $0.3 million on sale of equipment which was comprised of $0.3 million in Segment-Seven, $0.2 million in Segment-Two, offset by a gain on sale of equipment of $0.1 million in Segment-Other; and $0.2 million of impairments of leasehold improvements, contract rights and other intangible assets primarily in Segment-One. In assessing impairment, management considered current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related loss for the three months ended March 31, 2006 was $1.2 million.
     Interest expense decreased to $3.1 million for the second quarter of fiscal 2007 compared to $4.1 million for second quarter of fiscal 2006, a decrease of $1.0 million or 24.7%. The decrease was primarily attributed to a decrease in debt outstanding under the Credit Facility.
     The Company has incurred $5.1 million in expenses relating to the merger transaction for the second quarter of fiscal 2007. These costs consist of $2.5 million in professional fees, $0.2 million in retainer fees and expense reimbursement to Blackstone, $0.9 million for one-half of a transaction bonus paid to certain executives and other key employees, $0.1 million in taxes on bonus, and $1.4 million in expense reimbursement to a bidder.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $201.7 million during the quarter ended March 31, 2007, at a weighted average interest rate of 5.2% compared to a weighted average balance outstanding of $233.8 million during the quarter ended March 31, 2006, at a weighted average interest rate of 6.4% during the quarter ended March 31, 2006. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded income tax expense on earnings from continuing operations of $0.8 million for the second quarter of fiscal 2007 as compared to minimal income tax expense for the second quarter of fiscal 2006, a change of $0.8 million. The effective tax rate on earnings from continuing operations before income taxes for the second quarter of fiscal 2007 was 36.5% compared to 40.0% for the second quarter of fiscal 2006. The lower effective tax rate in fiscal 2007 is due primarily to a decrease in 2007 of valuation allowances related to certain state and foreign tax loss carryforwards.
     For the three months ended March 31, 2007, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a loss from discontinued operations of $0.3 million, net of tax. The loss was primarily related to revenues of $1.2 million less expenses of $1.5 million. The Company’s prior period results were reclassified to reflect those locations classified as discontinued operations through March 31, 2007.
Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006
     Parking revenues for the first half of fiscal year 2007 increased to $260.1 million from $259.6 million for the first half of fiscal year 2006, an increase of $0.5 million, or 0.2%. The increase of $0.5 million is due to an increase of $13.3 million in new locations and an increase of same store sales of $11.3 million; partially offset by a decrease of $17.6 million due to closed locations and a decrease of $6.5 million related to contracts converted from leased to management deals.
     Management contract revenues for the first half of fiscal 2007 increased to $57.8 million from $56.1 million for the first half of fiscal year 2006, an increase of $1.7 million or 3.0%. The increase was primarily due to an increase in other fees.
     Cost of parking for the first half of fiscal 2007 decreased to $231.4 million from $236.9 million for the first half of fiscal 2006, a decrease of $5.5 million or 2.3%. The decrease was due primarily to $1.1 million decline in rent expense, $0.6 million decline in snow removal, $0.7 million decline in utilities, $0.7 million decline in depreciation expense, $1.6 million decline in other insurance related expenses, $0.1 million decline in payroll expense and $1.8 million in other expenses; offset by $0.5 million in professional fees, $0.2 million in repairs and maintenance, $0.2 million increase in license fees, $0.2 million increase in property taxes. Rent expense as a percentage of parking revenues decreased to 50.5% during the six months ended March 31, 2007, from 51.0% in the six months ended March 31, 2006. Payroll and benefit expenses as a percent of parking revenues were 18.9% of parking revenues for the first half of fiscal 2007 and fiscal 2006. Cost of parking as a percentage of parking revenues decreased to 89.0% for the first half of fiscal 2007 compared to 91.3% for the first half of fiscal 2006.
     Cost of management contracts for the first half of fiscal 2007 increased to $24.2 million from $23.9 million in the comparable period in 2006, an increase of $0.3 million or 1.3%. The increase was primarily caused by an increase of $0.6 million in bad debt expense; offset by a decrease of $0.3 million in liability insurance expense. Cost of management contracts as a percentage of management contract revenue decreased to 41.9% for the first half of 2007 from 42.7% for the same period in 2006.
     General and administrative expenses decreased to $35.6 million for the first half of fiscal 2007 from $42.0 million for the first half of fiscal 2006, a decrease of $6.4 million or 15.2%. This decrease is due to a decrease of $5.8 million in professional fees, $1.7 million in depreciation expense, $0.5 million in supplies, $0.4 million in deferred compensation expense; offset by a $0.9 million increase in payroll expenses and $1.1 million in other expenses. General and administrative expenses as a percentage of total revenues (excluding reimbursement of management contract expenses) decreased to 11.2% for the first half of fiscal 2007 from 13.3% for the first half of fiscal 2006.
     Net property-related losses for the six months ended March 31, 2007 of $0.1 million was comprised of gains of $0.3 million on sale of property which was comprised of $0.9 million in Segment-Other and $0.1 million in Segment-Four, offset by a loss on sale of property of $0.5 million in Segment-Seven, $0.2 million in Segment-One and $0.1 million in Segment-Two; and $0.4 million of impairments of leasehold improvements, contract rights and other intangible assets comprised of $0.2 million in Segment-One and $0.2 million in Segment-Other. In assessing impairment, management considered current operating results, the Company’s recent forecast for the next fiscal year and required capital improvements, management determined that the projected cash flows for these locations would not be enough to recover the book value of the assets. The Company’s property-related gain for the six months ended March 31, 2006 was $21.7 million.
     Interest expense decreased to $6.0 million for the first half of fiscal 2007 compared to $8.1 million for first half of fiscal 2006, a decrease of $2.1 million or 25.9%. The decrease was primarily attributed to a decrease in debt outstanding under the Credit Facility.
     The Company has incurred $5.1 million in expenses relating to the merger transaction through the first half of fiscal 2007. These costs consist of $2.5 million in professional fees, $0.2 million in retainer fees and expense reimbursement to Blackstone, $0.9 million for one-half of a transaction bonus paid to certain executives and other key employees, $0.1 million in taxes on bonus, and $1.4 million in expense reimbursement to a bidder.
     The weighted average balance outstanding for the Company’s debt obligations and subordinated convertible debentures was $200.1 million during the six months ended March 31, 2007, at a weighted average interest rate of 5.3% compared to a weighted average balance outstanding of $233.9 million during the six months ended March 31, 2006, at a weighted average interest rate of 6.3%. Amortization of deferred finance costs was included in the calculation of the weighted average interest rate.
     The Company recorded income tax expense on earnings from continuing operations of $5.4 million for the first half of fiscal 2007 as compared to $10.4 million for the first half of fiscal 2006, a change of $5.0 million. The effective tax rate on earnings from continuing operations before income taxes for the second quarter of fiscal 2007 was 36.5% compared to 38.9% for the second quarter of fiscal 2006. The lower effective tax rate in fiscal 2007 is due primarily to a decrease in 2007 of valuation allowances related to certain state and foreign tax loss carryforwards.
     For the six months ended March 31, 2007, the Company had either disposed of or designated as held-for-sale or disposal certain locations, resulting in a gain from discontinued operations of $0.8 million, net of tax. The gain was primarily related to revenues of $3.4 million less expenses of $3.3 million, which includes a recovery of bad debt in the amount of $0.7 million from the transport division in London and property related gains of $0.7 million which consists of a $0.5 million gain on the sale of the Company’s interest in its Polish subsidiary and a $0.2 million gain on the sale of properties. The Company’s prior period results were reclassified to reflect those locations classified as discontinued operations through March 31, 2007.

Liquidity and Capital Resources
     Net cash provided by operating activities for the first half of fiscal year 2007 was $1.6 million, an increase of $6.2 million from net cash used by operating activities of $4.6 million during the first half of fiscal year 2006. The primary factor which contributed to this change was the increase in revenue in the first half of fiscal year 2007 and changes in working capital components.
     Net cash provided by investing activities for the first half of fiscal year 2007 was $2.0 million compared to $47.8 million of net cash provided by investing activities in the first half of fiscal year 2006. This change was primarily due to a decrease in proceeds from sale of properties and purchase of property, equipment and leasehold improvements in the first half of fiscal year 2007.
     Net cash used by financing activities for the first half of fiscal year 2007 was $1.1 million compared to cash used of $32.0 million in the first half of fiscal year 2006. Net cash used by financing activities in the first half of fiscal year 2007 primarily consisted of payments related to capital leases obtained during the first half of fiscal year 2007.
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
     The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate pricing tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2007 was 200 basis points. The amount outstanding under the Company’s Credit Facility was $73.3 million, all of which related to the term loan, with an overall weighted average interest rate of 3.9% at March 31, 2007. The aggregate availability under the Credit Facility was $171.1 million at March 31, 2007, which is net of $53.9 million of stand-by letters of credit. During the first quarter of fiscal 2006, the Company repurchased a total of 4,859,674 shares for $75.3 million using the availability under the Credit Facility.
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
     The weighted average interest rate on the Company’s Credit Facility at March 31, 2007 was 3.9%, which includes all outstanding LIBOR contracts and swap agreements at March 31, 2007.
     Future Cash Commitments
     The Company routinely makes capital expenditures to maintain or enhance parking facilities under its control. The Company expects capital expenditures for fiscal 2007 to be approximately $10 to $13 million, of which the Company has spent $6.7 million during the first six months of fiscal 2007, including $2.1 million acquired through capital leases.
     The following tables summarize the Company’s total contracted obligations and commercial commitments as of March 31, 2007 (amounts in thousands):

	Payments due by period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt and capital lease obligations	$90,968	$14,390	$75,631	$692	$255
Subordinated convertible debentures	78,085	—	—	—	78,085
Operating leases	971,212	202,887	272,953	164,955	330,417

Total contractual cash obligations	$1,140,265	$217,277	$348,584	$165,647	$408,757

	Amount of commitment expiration per period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
Unused lines of credit	$171,095	$—	$—	$171,095	$—
     Unused lines of credit as of March 31, 2007 are reduced by $53.9 million of standby letters of credit.
     See footnote 12 to the consolidated financial statements for additional obligations of the Company that will be incurred upon consummation of the proposed merger.
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
     The Company’s primary exposure to market risk consists of changes in interest rates on variable rate borrowings. As of March 31, 2007, the Company had $73.3 million of variable rate debt outstanding under the Credit Facility priced at LIBOR plus a weighted average margin of 200 basis points. The Credit Facility is payable in quarterly installments of $187,500 through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. The Company anticipates paying the scheduled quarterly payments from operating cash flows through March 2008. The Company is evaluating options for the required payments for the period beginning June 2008.
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
     The weighted average interest rate on the Company’s Credit Facility at March 31, 2007 was 3.9%, which includes all outstanding LIBOR contracts and swap agreements at March 31, 2007. An increase (decrease) in LIBOR of 1% would not result in a significant increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 million and the Credit Facility, which was all floating interest, was $73.3 million at March 31, 2007.
Foreign Currency Exposure
     As of March 31, 2007, the Company has approximately GBP 4.0 million (USD $7.8 million) of cash and cash equivalents denominated in British pounds, EUR 1.6 million (USD $2.1 million) denominated in euros, CAD 4.5 million (USD $3.9 million) denominated in Canadian dollars, and USD $2.0 million denominated in various other foreign currencies.
     The Company also has EUR 1.3 million (USD $1.7 million) of notes payable denominated in euros and GBP 10.3 million (USD $20.2 million) of intercompany notes receivable and notes payable denominated in British pounds at March 31, 2007. These intercompany notes bear interest at a floating rate of 5.9% as of March 31, 2007, and require monthly principal and interest payments through 2012. The Company has entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to various intercompany notes receivable from the Company’s wholly-owned subsidiary in the United Kingdom. These forward contracts are expected to offset the transactional gains and losses on the intercompany notes denominated in British pounds. The gains and losses related to such contracts and the transactional gains and losses related to the intercompany notes recognized during fiscal 2006 and the first half of fiscal 2007 were not significant. The notional amount of the open contracts at March 31, 2007 totaled approximately $21.4 million. The fair value of the foreign currency forward contracts at March 31, 2007 was a $0.8 million liability.
     Based on the Company’s overall currency rate exposure as of March 31, 2007, management does not believe a near-term change in currency rates, based on historical currency movements, would materially affect the Company’s consolidated financial statements.

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
(b) Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting during our quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Central Parking is aware of two putative class action lawsuits related to the merger filed against Central Parking and each of Central Parking’s directors in the Chancery Court for the State of Tennessee, 20th Judicial District, Davidson County, case numbers 07-87-III and 07-397-I. The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the ultimate liability with respect to those proceedings and claims will not have a material adverse effect on the financial position or liquidity of the Company, but could have a material effect on the results of operations in a given reporting period. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded in the consolidated financial statements. For other pending or threatened lawsuits, due to the early stage of the litigation management has not yet concluded whether it is at least reasonably possible that the Company will incur a loss upon resolution.
     The complaints in these actions allege that the directors breached their fiduciary duties of due care, loyalty, good faith, candor, and independence and put their personal interests ahead of the interests of Central Parking’s shareholders. Plaintiffs seek to prohibit permanently the merger, to rescind the merger to the extent it is consummated, an award of damages, attorneys’ fees and other relief. Central Parking and the directors dispute the allegations in the complaints and plan to defend vigorously these actions. Additional lawsuits pertaining to the merger could be filed in the future.
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
          Failure to complete the proposed Merger could negatively affect us.
          On February 20, 2007 we entered into the Merger Agreement. There is no assurance that the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we will be subject to several risks, including the following:
•	the current market price of our common stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of our common stock;

•	certain costs relating to the Merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed;

•	under certain circumstances, if the Merger is not completed, we may be required to pay the buyer a termination fee of up to $22.4 million or reimburse the buyer for its out-of-pocket expenses in connection with the Merger;

•	there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the Merger may require substantial commitments of their time and resources;

•	uncertainty about the effect of the Merger may adversely affect our relationships with our employees, suppliers and other persons with whom we have business relationships; and

•	we are aware of lawsuits that have been filed against us as a result of the announcement of the Merger and there may be additional lawsuits filed against us relating to the Merger
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
     Our operations in the Northeastern and Mid-Atlantic regions of the United States, which includes the cities of New York, Newark, Boston, Philadelphia, Pittsburgh, Baltimore and Washington, D.C. generated approximately 42.9% of our total revenues from continuing operations (excluding reimbursement of management contract expenses) in first half of fiscal 2007. Revenues from our operations in New York City and surrounding areas accounted for approximately 26.4% of our total revenues from continuing operations (excluding reimbursement of management expenses) in the first half of fiscal 2007. The concentration of operations in these areas increases the risk that local or regional events or factors that affect these cities or regions such as severe winter weather, labor strikes, and changes in local or state laws and regulations, economic conditions or acts of terrorism, can have a disproportionate impact on our operating results and financial condition.
     Compliance with and any failure to comply with current regulatory requirements will result in additional expenses and may adversely affect us.
     Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission regulations and NYSE Stock Market rules, has required an increased amount of management attention. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment has resulted in, and we expect will continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
     We are subject to interest rate risk.
     We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. The Credit Facility bears interest at LIBOR plus a tier-based margin dependent upon certain financial ratios. There are separate tiers for the revolving loan and term loan. The weighted average margin as of March 31, 2007, was 200 basis points. The amount outstanding under our Credit Facility was $73.3 million with a weighted average interest rate of 3.9% as of March 31, 2007. We have reduced a portion of our interest rate risk by executing two interest rate swap transactions whereby we have fixed $87.5 million of floating rate debt. The term loan is required to be repaid in quarterly payments of $0.2 million through March 2008 and quarterly payments of $9.1 million from June 2008 through March 2010. An increase (decrease) in LIBOR of 1% would result in no increase (decrease) of annual interest expense since the swaps, which converted the rates to fixed, totaled $87.5 million and the Credit Facility, which was all floating interest, was $73.3 million on March 31, 2007. We expect to pay both quarterly principal amortization and monthly interest payments out of operating cash flow.
     Our large number of leased and owned facilities increases the risk that we may become unprofitable and that we may not be able to cover the fixed costs of our leased and owned facilities.
     We leased or owned 1,384 facilities as of March 31, 2007. Although there is more potential for income from leased and owned facilities than from management contracts, they also carry more risk if there is a downturn in the economy, property performance or commercial real estate occupancy rates because a significant part of the costs to operate such facilities typically is fixed. For example, in the case of leases, there are typically minimum lease payments that must be made regardless of the revenues or profitability of the facility. In particular, it is difficult to forecast revenues of newly constructed parking facilities because these facilities do not have an operating history. Start-up costs, the length of the break–in period during which parking demand is built and economic conditions at the time the facility is opened, are very difficult to predict at the time the lease is executed (and the base rent is agreed upon), which is often two or more years prior to the opening of the facility.

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
     We operate in the United Kingdom, the Republic of Ireland and other countries. For the six months ended March 31, 2007, revenues from foreign operations represented 6.2% of our total revenues, excluding reimbursement of management contract expenses. Our United Kingdom operations accounted for 34.4% of total revenues from foreign operations, excluding reimbursement of management contract expense and excluding earnings from joint ventures. We receive revenues and incur expenses in various foreign currencies in connection with our foreign operations and, as a result, we are subject to currency exchange rate fluctuations. We intend to continue to invest in certain foreign leased or owned parking facilities, either independently or through joint ventures, where appropriate, and may become increasingly exposed to foreign currency fluctuations. We believe we currently have limited exposure to foreign currency risk. We have entered into certain foreign currency forward contracts to mitigate the foreign exchange risk related to certain intercompany notes we have with our subsidiary in the United Kingdom. See note 1 to our consolidated financial statements.
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
Item 6. Exhibits
2.1		Plan of Recapitalization, effective October 9, 1997 (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement No. 33-95640 on Form S-1).

2.2		Agreement and Plan of Merger dated September 21, 1998, by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998).

2.3		Amendment dated as of January 5, 1999, to the Agreement and Plan of Merger dated September 21, 1998 by and among the Registrant, Central Merger Sub, Inc., Allright Holdings, Inc., Apollo Real Estate Investment Fund II, L.P. and AEW Partners, L.P. (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-66081 on Form S-4 filed on October 21, 1998, as amended).

2.4		Acquisition Agreement and Plan of Merger dated as of November 7, 1997, by and between the Registrant and Kinney System Holding Corp and a subsidiary of the Registrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 1998).

3.1	(a)	Amended and Restated Charter of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

	(b)	Articles of Amendment to the Charter of Central Parking Corporation increasing the authorized number of shares of common stock, par value $0.01 per share, to one hundred million (Incorporated by reference to Exhibit 2 to the Company’s 10-Q for the quarter ended March 31, 1999).

3.2		Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-23869 on Form S-3).

4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 33-95640 on Form S-1).

4.2	(a)	Registration Rights Agreement (the “Allright Registration Rights Agreement”) dated as of September 21, 1998 by and between the Registrant, Apollo Real Estate Investment Fund II, L.P., AEW Partners, L.P. and Monroe J. Carell, Jr., The Monroe Carell Jr. Foundation, Monroe Carell Jr. 1995 Grantor Retained Annuity Trust, Monroe Carell Jr. 1994 Grantor Retained Annuity Trust, The Carell Children’s Trust, The 1996 Carell Grandchildren’s Trust, The Carell Family Grandchildren 1990 Trust, The Kathryn Carell Brown Foundation, The Edith Carell Johnson Foundation, The Julie Carell Stadler Foundation, 1997 Carell Elizabeth Brown Trust, 1997 Ann Scott Johnson Trust, 1997 Julia Claire Stadler Trust, 1997 William Carell Johnson Trust, 1997 David Nicholas Brown Trust and 1997 George Monroe Stadler Trust (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998).

4.2	(b)	Amendment dated January 5, 1999 to the Allright Registration Rights Agreement (Incorporated by reference to Exhibit 4.4.1 to the Company’s Registration Statement No. 333-66081 filed on October 21, 1998, as amended).

4.2	(c)	Second Amendment dated February 1, 2001 to the Allright Registration Rights Agreement. (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement No. 333-54914 on Form S-3 filed on February 2, 2001)

4.3		Indenture dated March 18, 1998 between the registrant and Chase Bank of Texas, National Association, as Trustee regarding up to $113,402,050 of 5-1/4 % Convertible Subordinated Debentures due 2028. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.4		Amended and Restated Declaration of Trust of Central Parking Finance Trust dated as of March 18, 1998. (Incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.5		Preferred Securities Guarantee Agreement dated as of March 18, 1998 by and between the Registrant and Chase Bank of Texas, national Association as Trustee (Incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement No. 333-52497 on Form S-3).

4.6		Common Securities Guarantee Agreement dated March 18, 1998 by the Registrant. (Incorporated by reference to Exhibit 4.9 to 333-52497 on Form S-3).

10.1		Agreement and Plan of Merger dated as of February 20, 2007 by and among KCPC Holdings, Inc., a Delaware corporation, KCPC Acquisition, Inc., a Tennessee corporation, and Central Parking Corporation, a Tennessee corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 21, 2007).

10.2	Agreement executed as of February 20, 2007 by and between Monroe J. Carell, Jr. and Central Parking Corporation, a Tennessee corporation(Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2007).

10.3	Form of Voting Agreement

31.1	Certification of Emanuel Eads pursuant to Rule 13a-14(a).

31.2	Certification of Jeff Heavrin pursuant to Rule 13a-14(a).

32.1	Certification of Emanuel Eads pursuant to Section 1350.

32.2	Certification of Jeff Heavrin pursuant to Section 1350

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned party duly authorized.

CENTRAL PARKING CORPORATION
Date: May 10, 2007	By:	/s/ EMANUEL EADS
Emanuel Eads
Chief Executive Officer

CENTRAL PARKING CORPORATION
Date: May 10, 2007	By:	/s/ JEFF HEAVRIN
Jeff Heavrin
Senior Vice President and Chief Financial Officer